Form 10QSB
period 2000-06-30
FIRST PHILADELPHIA CAPITAL CORP
filed 2000-07-14
CIK 1103577

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            June 30, 2000

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from      to

                     Commission file number 0-30587

                     FIRST PHILADELPHIA CAPITAL CORP.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


          Delaware                                     23-3030650
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


     1422 Chestnut Street, Suite 410, Philadelphia, PA 19102-2510
     ------------------------------------------------------------
               (Address of principal executive offices)

                            (215) 569-9175
                            --------------
            (Issuer's telephone number, including area code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


            Class                      Outstanding at June 30, 2000
Common Stock, par value $0.0001                 5,000,000


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                   FIRST PHILADELPHIA CAPITAL CORP.
                    (A Development Stage Company)
                         As of June 30, 2000
                             (Unaudited)

                                ASSETS

      Cash                                                 $   500

      TOTAL ASSETS                                         $   500



                 LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES                                          $     -

      STOCKHOLDERS' EQUITY

      Preferred Stock, $.0001 par value, 5,000,000 shares
      authorized, none issued and outstanding                    -

      Common Stock, $.0001 par value, 20,000,000 shares
      authorized, 5,000,000 issued and outstanding             500

      Additional paid-in capital                               299

      Deficit accumulated during development stage            (299)

      Total Stockholders' Equity                               500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   500

            See accompanying notes to financial statements


                   FIRST PHILADELPHIA CAPITAL CORP.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)


                                 Two Months            December 27, 1999
                                    Ended                 (Inception)
                                June 30, 2000          to June 30, 2000


      Income                       $     -                  $     -

      Expenses
        Organization expense             -                      299

       Total expenses                    -                      299

      NET LOSS                     $     -                  $  (299)


            See accompanying notes to financial statements


                   FIRST PHILADELPHIA CAPITAL CORP.
                    (A Development Stage Company)
             Statement of Changes in Stockholders' Equity
           For the Period From December 27, 1999 (Inception)
                          To June 30, 2000
                             (Unaudited)


                                                         Deficit
                                                         Accumulated
                       Common Stock         Additional   During
                          Issued            Paid-In      Development
                    Shares        Amount    Capital      Stage         Total


Common Stock
     Issuance       5,000,000     $  500    $    -       $    -        $  500

Fair value of
expenses contributed        -          -       299            -           299

Net loss for the periods ended:

April 30, 2000              -          -         -         (299)         (299)
June 30, 2000               -          -         -            -             -

BALANCE AT
June 30, 2000       5,000,000     $  500     $ 299     $   (299)       $  500


            See accompanying notes to financial statements


                   FIRST PHILADELPHIA CAPITAL CORP.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited


                                 Two Months            December 27, 1999
                                    Ended                 (Inception)
                                June 30, 2000          to June 30, 2000


CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                         $      -                     $  (299)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Capitalized expenses                   -                         299

 Net cash used in operating
  activities                            -                           -

CASH FLOWS FROM INVESTING
 ACTIVITIES                             -                           -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from issuance of
 common stock                           -                         500

Net cash provided by
 financing activities                   -                         500

INCREASE IN CASH AND CASH
 EQUIVALENTS                            -                         500

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                  500                           -

CASH AND CASH EQUIVALENTS
  END OF PERIOD                   $   500                     $   500



            See accompanying notes to financial statements

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

First Philadelphia Capital Corp. (a development stage company) ("the Company") was incorporated in Delaware on December 27, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

B.  Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

C.  Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2000.

NOTE 2  STOCKHOLDERS' EQUITY

        A.  Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

        B.  Common Stock

The Company is authorized to issue 20,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to FS Capital Markets Group Inc. ("FSCMG") pursuant to Rule 506 for an aggregate consideration of $500.

        C.  Additional Paid-In Capital

Additional paid-in capital at June 30, 2000 represents the fair value of the amount of organization and professional costs incurred by FSCMG on behalf of the Company. (See Note 3)

NOTE 3  TRANSACTIONS WITH RELATED PARTY

On December 29, 1999, the Company signed an agreement with FSCMG, a related entity. The Agreement calls for FSCMG to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in
Note 1A:

 1. Preparation and filing of required documents with the U.S. Securities and Exchange Commission.

 2.  Location and review of potential target companies.

 3. Payment of all corporate, organizational, and other costs incurred by the Company.

Item 2.  Management's Discussion and Analysis or Plan of
Operations.

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the U.S. Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

These benefits are commonly thought to include

(1) the ability to use securities to make acquisition of assets or businesses;

(2) increased visibility in the financial community;

(3) the facilitation of borrowing from financial institutions;

(4) improved trading efficiency;

(5) the potential for shareholder liquidity;

(6) greater ease in subsequently raising capital;

(7) compensation of key employees through options for stock for which there may be a public market;

(8) enhanced corporate image; and,

(9) a presence in the United States capital market.

A private company which may be interested in a business combination with the Company may include

(1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses;

(2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

(3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting;

(4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become a reporting company;

(5) a foreign company which may wish an initial entry into the United States securities market;

(6) a company seeking one or more of the other benefits believed to attach to a reporting company.

The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

As of the date hereof, management has not made any final decision concerning or entered into any final agreements for a business combination. When any such final agreement is effected the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     --  EX-27 Financial Data Schedule (For SEC purposes only).

     -- Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on May 10, 2000 and is incorporated herein by reference.

     -- By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on May 10, 2000 which is incorporated herein by reference.

     -- Lock up agreement filed as an exhibit to the Company's registration statement on Form 10-SB filed on May 10, 2000 which is incorporated herein by reference.

     -- Agreement with FS Capital Markets Group Inc. filed as an exhibit to the Company's registration statement on Form 10-SB filed on May 10, 2000 which is incorporated herein by reference.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              FIRST PHILADELPHIA CAPITAL CORP.




                              By: /s/ Michael C.W. Tay
                              ---------------------------
                              Michael C.W. Tay, President

Dated: July 14, 2000