Form 10KSB
period 2000-12-31
NEWPORT INTERNATIONAL GROUP INC
filed 2001-04-02
CIK 1103577

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB

[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2000

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to

                    Commission file number 0-30587

                   Newport International Group Inc.
            (Name of small business issuer in its charter)

           Delaware                                   23-3030650
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

   11863 Wimbledon Circle, #418, Wellington, FL         33414
     (Address of principal executive offices)         (Zip Code)

         Issuer's Telephone Number:  (561) 389-6725

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

               Common Stock, $.0001 par value per share.
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes   [   ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

The aggregate market value of the voting stock held by non affiliates of the issuer was not determinable because the common stock does not trade on any market.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] Yes   [   ] No

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of December 31, 2000.

                Documents Incorporated by Reference

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None

Transitional Small Business Disclosure Format (Check one): Yes [   ];
No [ X ]

                                PART I

Forward-Looking Statements

     This Form 10-KSB annual report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors discussed herein below.

ITEM 1.  DESCRIPTION OF BUSINESS.

History and Organization

     On October 30, 2000, Conservation Anglers Manufacturing, Inc., a Florida corporation ("CAM"), entered into an Acquisition Agreement and Plan of Merger (the "Agreement") with First Philadelphia Capital Corp., a Delaware corporation ("FPC"). As result of the Agreement between CAM and FPC, CAM has merged into FPC and changed its name to Conservation Anglers Mfg., Inc. (the "Company"). On January 31, 2001, the Company filed an Amendment to its Certificate of Incorporation pursuant to which the name of the Company was changed from "Conservation Anglers Mfg., Inc." to "Newport International Group Inc." The Company changed its name to Newport International Group Inc. to better reflect and describe the Company's current strategic direction.

General Business Plan

     The Company intends to become a real estate holding company that will focus on specializing in large-scale commercial, industrial and residential property development.

     The Company believes it is managed by seasoned professionals with extensive experience in all aspects of real estate development including design, budgeting, permitting, licensing, contracting, Land Use Amendments, and Developments of Regional Impact.

     The Company's key management and examples of their past work are as follows:

     Soloman Lam - Mr. Lam has 23 years in land development and has managed numerous large scale projects including a 400 acre, $20 million subdivision project near Vancouver, B.C., and a $30 million 16 story hotel in downtown Vancouver, B.C.

     Vernon Priest - Mr. Priest is the preeminent expert in Florida on development and rezoning issues. His past work includes the 1.9 million square foot Sawgrass Mills in Sunrise, FL, the 426 acre Weston Park of Commerce in Weston, FL, and the 241,000 square foot Huntington Park in Miramar, FL.

The Development Project - Newport

     The Company currently has 3,312 adjoining acres in Sumter County Florida under contract with Bigham Farms Inc. at a price of $3,500 per acre. Pursuant to the contract, a $180,000 deposit is being held in escrow prior to a closing date on or before September 1, 2001. The property, strategically located 30 miles north of Orlando and 1 hour from Tampa, is bisected by the Florida Turnpike where it joins an approved, toll-free highway interchange (C-468) connecting the Florida Turnpike to I-75. Preliminary due diligence performed by Mr. Priest shows the land to be 85% usable with the remaining 15% to be dedicated to greenbelt and wildlife habitat preservation. In addition, Mr. Priest's due diligence shows that the land will support 3,300 1/4 acre residential lots, 18,000,000 sq feet of regional commercial space, 1,300,000 sq ft of neighborhood commercial space, and 200,000 sq ft of office space. Once developed, this parcel, to be called "Newport", will serve as a commercial, industrial and residential hub for Sumter County.

The Opportunity

     Sumter County Florida is committed to community development and has already pledged $10 million towards the widening of C-468 and the construction of a Florida Turnpike interchange at the intersection of C-468. These two county construction projects converge on the Company's 3,312 acres and provide the traffic-flow and access necessary to support a burgeoning community. According to U.S. Census figures, from 1990 to 1999, Sumter County was the 9th fastest growing county in Florida (out of 67) and all preliminary land comparables (see below) show that the Company's property is significantly undervalued. The Company believes that any inherent risks associated with a real estate development project of this nature are almost completely mitigated by the following:

     *    The Company will not directly manage any construction.
          All residential plots will be sold off to well-respected and proven construction firms with an expertise in building single-family homes. All commercial plots will be leased long-term to well known franchises such as McDonalds, Burger King, Applebee, Walmart, Exxon, and Marriot, and these firms will handle all of their own construction.

     * Sumter County has no impact fees and preliminary research indicates that this could save the Company's developer-partners a total of $25-30 million over the life of the project.

     * All community infrastructure costs (i.e. roads, sidewalks, hydrants, water, sewer) will be financed through Community Development District Bonds with a 20-25 year maturity period. These bonds will be insured through the Municipal Bond Insurance Company (MBIA) to secure a AAA rating and the most highly competitive interest rates. In addition, bond rates have falling significantly over the last year and all indications are that rates will continue to fall.

Proximity to Major Metropolitan Areas and Attractions

     The property is strategically located in central Florida, 45 minutes from Disney World and 1 hour from Tampa. The property is bisected by the Florida Turnpike, one of the two main north/south traffic arteries into and out of Florida, right where it intersects to an already approved toll-free bypass (C-468) connecting the Florida Turnpike to I-75.

Sumter County

     According to U.S. Census figures, between 1990-1999 Sumter County was the 9th fastest growing counties in the state of Florida (of 67). The county is showing a commitment to development by allocating $10 million towards the widening of C-468 and the construction of an interchange at the Florida Turnpike and C-468. In addition, Sumter County has no impact fees, a fact that could save the Company's developer-partners an estimated $20-30 million over the life of the project.

No Construction Risk or Liability

     All risks associated with residential and commercial construction are mitigated because the Company will not handle any of the "Newport" construction. The residential plots will be sold to established construction firms with expertise in single-family home construction. The commercial plots will be leased long-term to companies such as Walmart, Chevron, and Marriot, and these companies will supervise all aspects of their specific site construction.

Proof of Concept with a Vested Interest

     Lady Lake, FL, within 10 miles of Newport, contains The Villages (www.thevillages.com), a massive residential development with an aggressive national advertising and sales campaign. The Villages has grown to over 13,000 homes and 25,000 people. In addition, The Villages is also helping to facilitate the C-468 interchange project by pledging $2.0 million of its own funds towards construction. Ultimately, Newport will benefit directly from its proximity to The Villages through:

     1) having a strategic ally committed to continued growth in Sumter County and

     2) the Villages' far reaching public relations and marketing campaigns that helps to create national awareness of the many opportunities in Sumter County.

Infrastructure Financed with Municipal Bonds

     Land infrastructure development will be financed through 20-25 year tax-free municipal bonds. The Company's management intends to insure the municipal bonds through the Municipal Bond Insurance Company (MBIA) to secure a AAA rating and highly competitive interest rates. Interest rates have been on the decline for the last year and all indications are that they will fall even further.

Current Financing Plans

     The Company is currently seeking a total of $13.5 million in equity capital to finance the land purchase, apply for rezoning and municipal bonds, fund a Developments of Regional Impact study and support ongoing operations.

Competition

     The real estate development business is highly competitive. The Company competes for interests in properties with other real estate investors and purchasers, many of whom have greater financial resources, revenues and geographical diversity than the Company has.

Government Regulation

     The Company is subject to various laws and regulations concerning planning and zoning, building design and construction. The Company may experience delays or other problems in the issuance of the necessary permits and/or licenses to complete its projects. The Company cannot assure you that it will be able to obtain the necessary licenses or permits in a timely manner. The Company may also be subject to periodic delays in its property development projects due to building moratoria in any of the areas in which it operate or plan to operate.

     The Company is also subject to a variety of laws and regulations concerning the protection of health and the environment. The particular environmental laws which apply to any given development site vary greatly according to the site's location, the site's environmental condition, the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict development in environmentally sensitive regions or areas.

Risk Factors

The Company Could Encounter Problems as a Result of Using Debt to
Finance its Projects.

The Company may borrow money to pay for the acquisition, development and operation of properties and for other general corporate purposes. By borrowing money, the Company expose itself to several problems, including the following:

     -  inability to repay debt when due;

     -  reduced access to additional debt; and

     -  loss of Company's property securing any defaulted debt.

The Company's Success is Dependent on its Management Team and Key
Employees Who It May Not Be Able to Retain.

     If one or more members of the Company's management team or key employees, including Mr. Solomon Lam, its President and Chief Executive Officer, were unable or unwilling to continue in their present positions, the Company's business, financial condition and operating results could be materially adversely affected. The Company does not have employment agreements with any of its employees.

     The Company plans to hire additional employees to manage its anticipated growth. Competition for personnel, particularly for employees with management and technical expertise, is intense. The Company's business, financial condition, liquidity and operating results may be materially adversely affected if it cannot hire and retain suitable personnel.

The Revenues From, and Market Value Of The Company's Properties May Be Adversely Affected by Many Factors Beyond its Control. These
Factors Include Economic Conditions, the Real Estate Market
Generally, Interest and Exchange Rate Fluctuations, and Changes in Governmental Regulations.

     The revenues from, and market values of the Company's property development projects may be affected by a number of factors, including the international, regional and local economic climate, the local real estate market, the proximity and quality of management, changes in market rates for comparable sales and rentals and fluctuation in operating costs.

     Property investment projects may also be affected by factors such as interest rates and exchange rate fluctuations, changes in government regulations, availability of financing, changes in tax laws or rates and environmental policies.

The Company's Investments in Properties May Be Illiquid.

     Due to the generally illiquid nature of property investment, it may be difficult for the Company to convert real estate assets into cash upon short notice. In addition, if the Company need to dispose of a property quickly, it may have to accept a lower price than if it had the ability to hold the property until a more opportune time. Depending on the prevailing property market conditions, it may sometimes encounter difficulty in obtaining commercially favorable financing in lending transactions secured by its properties.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company presently leases office space at 11863 Wimbledon
Circle, Suite #418, Wellington, Florida 33414. The term of the lease is for 1 year, commencing in January 2001 and the monthly rental payment is $1,000.

ITEM 3.  LEGAL PROCEEDINGS.

     There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     At the time of this filing, no public market currently exists for the Company's shares.

Stockholders

     The Company has 3 holders of record of its common shares.

Dividends

     The Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Delaware corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - December 27, 1999 (Inception) through
December 31, 2000

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

Liquidity and Capital Resources

     The Company expects to raise funds via private placements during the second half of 2001. Capital contribution from these private placements will be sufficient to meet its working capital needs at least through the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS.















                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)

                     AUDITED FINANCIAL STATEMENTS

                          DECEMBER 31, 2000



































                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)


                                INDEX
                                -----

                                                                Page(s)
                                                                -------
Independent Auditors' Report                                    1

Financial Statements
   Balance Sheet as of December 31, 2000                        2-3

   Statement of Operations for the Year
     ended December 31, 2000 and for the
     period December 27, 1999 (inception)
     to December 31, 2000.                                      4

   Statement of Stockholders' Equity for
     the period December 27, 1999,(inception)
     to December 31, 2000.                                      5

   Statement of cash flows for the
     year ended December 31, 2000, and
     for the period December 27, 1999
     (inception) to December 31, 2000.                          6

Notes to Financial Statements                                   7-9









              J.P. SPILLANE, Certified Public Accountant
                12788 W. Forest Hill Blvd., Suite 2005
                         Wellington, FL 33414
                        Office (561) 790-1488
                          Fax (561) 790-6830

American Institute of
Certified Public Accountants

Florida Institute of
Certified Public Accountants



                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Newport International Group, Inc.

We have audited the accompanying balance sheet of Newport International Group, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period from December 27, 1999 (inception), to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Newport International Group, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended and from December 27, 1999 (inception), to December 31, 2000, in conformity with generally accepted accounting principles.

/s/ J.P. SPILLANE
-----------------
J.P. SPILLANE
Wellington, Florida
March 26, 2001






                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                            Balance Sheet
                          December 31, 2000


                                ASSETS

CURRENT ASSETS
   Cash-Operating Account               $ 36,320
Total Current Assets                                   $ 36,320
                                                       --------
FIXED ASSETS
Total Fixed Assets                                     $      0
                                                       --------
OTHER ASSETS
   Organization Costs                   $    360
   Accumulated Amortization                  (12)
   Patent Costs                           41,614
   Deferred Development Costs              3,500
                                        --------
Total Other Assets                                     $ 45,462
                                                       --------
TOTAL ASSETS                                           $ 81,782
                                                       ========

                   LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Total Current Liabilities                              $      0

LONG TERM LIABILITIES
   Loans From Officer                   $ 73,460
                                        --------
Total Long Term Liabilities                            $ 73,460
                                                       --------
TOTAL LIABILITIES                                      $ 73,460
                                                       --------
STOCKHOLDERS EQUITY
   Preferred Stock - $.0001 Par Value,
     5,000,000 Shares Authorized, None
     Issued                             $      0
   Common Stock - $.0001 Par Value,
     20,000,000 Shares Authorized,
     5,000,000 Shares Issued and
     Outstanding                             500
   Subscribed Common Stock                    41
   Additional Paid in Capital            108,788
   Deficit Accumulated During
     Development Stage                  (101,007)
                                        --------

TOTAL STOCKHOLDERS EQUITY                              $  8,322
                                                       --------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY                $ 81,782
                                                       ========





           See Accompanying Notes and Accountant's Report.










                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                      Statement of Operations
                 For The Year Ended December 31, 2000
    And The Period From Dec. 27, 1999 (Inception) to Dec. 31, 2000


                                    For The       Dec. 27, 1999
                                   Year Ended    (Inception) To
                                  Dec. 31, 2000   Dec. 31, 2000
                                  -------------  --------------

REVENUES                           $       0        $       0

COST OF SALES                              0                0
                                   ---------        ---------
GROSS PROFIT                               0                0
                                   ---------        ---------
OPERATING EXPENSES
   Auto Expense                          614              614
   Organizational Expenses               299              299
   Entertainment Expense                 327              327
   Office Expense                      1,338            1,338
   Postage                               346              346
   Telephone                           1,317            1,317
   Professional Fees                     994              994
   Contract Services                     395              395
   Consulting Fees                    95,000           95,000
   Bank Charges                           66               66
   Interest Expense                      250              250
   Depreciation & Amortization            12               12
   Taxes & Licenses                       49               49
                                   ---------        ---------
Total Operating Expenses             101,007          101,007
                                   ---------        ---------
Net Loss                           $(101,007)       $(101,007)
                                   =========        =========

Net Loss Per Share Basic           $    (.02)       $    (.02)
                                   =========        =========
   Diluted                            $ (.02)          $ (.02)
                                   =========        =========





           See Accompanying Notes and Accountant's Report.









                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
    Statement of Stockholders' Equity for the Period Dec. 27, 1999
                   (Inception) to Dec. 31, 2000

                                                                          Deficit
                          Common Stock    Subscribed Stock              Accumulated
                       -----------------  ----------------  Additional    During
                         Number             Number           Paid In    Development
                       of Shares  Amount  of Shares Amount   Capital       Stage      Total
                       ---------  ------  --------- ------  ----------  ----------- ---------
Issuance of Common
  Stock on Dec. 27,
  1999 for Cash at
  $.0001 Per Share     5,000,000 $  500         0  $    0   $       0   $       0   $     500

Net Loss Dec. 27,
  1999 to Dec. 31,
  1999                         0      0         0       0           0           0           0
                       ---------  ------  --------- ------  ----------  ---------   ---------
Balance Dec.31, 1999   5,000,000    500         0       0           0           0         500

Unreimbursed
  Expenses                     0      0         0       0         299           0         299

Cancellation of
  Common Stock Prior
  to Merger at $.0001
  Per Share           (4,700,000)  (470)        0       0           0           0        (470)

Issuance of Common
  Stock at Merger at
  $.0001 Per Share     4,700,000    470         0       0           0           0         470

Pooling of Interest            0      0         0       0      13,530           0      13,530

Payment of Subscribed
  Common Stock                 0      0   410,000      41      94,959           0      95,000

Net Loss for 2000              0      0         0       0           0    (101,007)   (101,077)
                       ---------  ------  -------   ------  ---------   ---------   ---------
Balance Dec.31, 2000   5,000,000  $  500  410,000   $  41   $ 108,788   $(101,007)  $   8,322
                       =========  ======  =======   ======  =========   =========   =========




           See Accompanying Notes and Accountant's Report.


                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                      Statement of Cash Flows
                For The Year Ended December 31, 2000
    And The Period From Dec. 27, 1999 (Inception) to Dec. 31, 2000

                                              For The       Dec. 27, 1999
                                             Year Ended    (Inception) To
                                            Dec. 31, 2000   Dec. 31, 2000
                                            -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                  $(101,007)       $(101,007)
   Depreciation & Amortization                      12               12
   Patent Costs                                (41,614)         (41,614)
   Deferred Development Costs                   (3,500)          (3,500)

NET CASH FROM OPERATING ACTIVITIES            (146,109)        (146,109)

CASH FLOWS FROM INVESTING ACTIVITIES
   Organization Costs                             (360)            (360)

NET CASH FROM INVESTING ACTIVITIES                (360)            (360)

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans From Officer                           73,460           73,460
   Common Stock                                      0              500
   Subscribed Common Stock                          41               41
   Additional Paid In Capital                  108,788          108,788

NET CASH FROM FINANCING ACTIVITIES             182,289          182,789


NET INCREASE IN CASH                            35,820           36,320

CASH AT BEGINNING OF PERIOD                        500                0

CASH AT END OF PERIOD                        $  36,320        $  36,320
                                             =========        =========
SUPPLEMENTAL INFORMATION
   Interest Paid For Period                  $     250        $     250
                                             =========        =========
   Income Tax Paid For Period                $       0        $      0
                                             =========        =========


           See Accompanying Notes and Accountant's Report.










                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2000


1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Business - The Company is a real estate holding and development company that develops commercial, industrial, and residential properties from raw undeveloped land. The Company was originally organized in Delaware on December 27, 1999, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

     Pooling of Interests - On October 30, 2000, the Company completed a business combination with Conservation Anglers Manufacturing, Inc. which is a real estate holding and development company that was originally organized in Florida on February 7, 2000, as a manufacturing company specializing in the biodegradable chemical manufacturing industry offering lead free solutions to various industrial needs. The combination was a stock-for-stock merger that was accounted for as a "pooling-of-interests". In connection with the merger, the Company issued 4,700,000 shares of restricted common stock in exchange for all the outstanding stock of Conservation Anglers Manufacturing, Inc. Accordingly, the Company's financial statements for 2000 have been restated to include the accounts of Conservation Anglers Manufacturing, Inc. as if the companies had combined at the beginning of the year. There were no transactions between the Company and Conservation Anglers Manufacturing, Inc. before the combination and no adjustments were necessary to conform accounting policies.

     Name Changes - The Company was originally organized as First Philadelphia Capital Corp. As a result of the business combination on October 30, 2000, the Company changed its name to Conservation Anglers Manufacturing, Inc. In December, 2000, the Company again changed its name to Newport International Group, Inc.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.








                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS (Continued)
                          DECEMBER 31, 2000

     Cash and Cash Equivalents - For the purposes of reporting the statement of cash flows, cash and cash equivalents include highly liquid instruments with maturities of three months or less at the time of purchase.

     Income Taxes - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the year ended December 31, 2000.

     Other Assets - Costs incurred in connection with developing real estate have been deferred and capitalized. In addition, the Company has capitalized the costs of obtaining patents. The Company intends to amortize such assets once operations commence, and revenues are generated.

2. DUE TO OFFICER: - During the development stage of the Company, the Chief Executive Officer of the Company has advanced funds on behalf of the Company. Such advances are unsecured, non-interest bearing, and due on demand. Also included is the purchase by the Company of exclusive licensing rights to certain patents from the Chief Executive Officer for $40,000.

3.   STOCKHOLDERS EQUITY:

     Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.







                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS (Continued)
                          DECEMBER 31, 2000


     Common Stock - The Company is authorized to issue 20,000,000 shares of common stock at $.0001 par value. The Company has issued 5,000,000 shares of its common stock pursuant to Rule 506 and restricted pursuant to Rule 144 of the Securities Act of 1933 as amended.

     Subscribed Common Stock - The Company has received subscriptions to its common stock for 410,000 shares as of December 31, 2000, as part of a 1,000,000 share offering pursuant to Rule 506 of the Securities Act of 1933, as amended. All 410,000 shares subscribed are restricted securities pursuant to Rule 144 of the Securities Act of 1933, as amended.

     Additional Paid In Capital - Additional paid in capital at
December 31, 2000, represents the amount paid for common stock issued or subscribed to in excess of par value and $299 in unreimbursed expenses.

4. TRANSACTION WITH RELATED PARTY - On August 17, 2000, the Company entered into a consulting agreement with FS Capital
Markets Group, Inc. to perform consulting services and take certain actions and undertake certain obligations to insure an orderly business combination as reported above under pooling of interests, for a fee of $95,000. At December 31, 2000, FS Capital Markets Groups, Inc. owned 300,000 shares of the issued and outstanding common stock of the Company.

5. COMMITMENTS - On December 1, 2000, the Company has agreed to pay $10,000 to purchase the rights to a feasibility study for certain parcels of land which it plans on developing in the future. Payments totaling $2,500 were made in December, 2000, for one copy of the report. The balance of $7,500 is due and payable if the Company elects to proceed with the acquisition of any of the parcels.

6.   SUBSEQUENT EVENTS:

     Land Contracts - The Company has executed certain land contracts totaling $11,389,600 which it intends to develop in the future. Such contracts are subject to a feasibility study for a period of 245 days.







                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS (Continued)
                          DECEMBER 31, 2000


     Agreements - The Company entered into a management and financial consulting agreement on January 15, 2001, with Union Atlantic LC, as consultant, to provide management and financial consulting services, and Union Atlantic Capital LC, as investment bank, to provide investment banking services, for a fee of $25,000 and a warrant to purchase five (5%) of the outstanding common stock of the Company at an exercise per share price equal to one cent ($.01) per share. The exercise per share price of the warrants shall be adjusted upward to equal the per share price paid by investors in the first covered transaction after the execution of the agreement. The warrants will expire seven (7) years after the date of issue, and can be exercised at any time in whole or in part. The warrants are subject to a proportionate downward adjustment in the per share exercise price in the event of any stock splits, stock dividends, recapitalizations, or similar events, or issuances of common stock at a per share price less than the adjusted warrant price. There is a restriction from selling more than 25% of the underlying shares during any single calendar quarter.

     Subscribed Common Stock - Additional subscriptions to common stock were received in 2001. Through March 26, 2001, an additional 477,580 shares had been subscribed.

7. NET LOSS PER SHARE - Basic net loss per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The computations of basic net loss per share and diluted net loss per share for 2000 are as follows:

        Basic weighted average shares             5,000,000

        Effect of dilutive securities:
           Common stock subscriptions                61,500

        Dilutive potential common shares          5,061,500
                                                  =========

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     On March 19, 2001, the Company changed its independent certified public accountants to J.P. Spillane, CPA. There were no disagreements with the Company's prior accountant, H. Timothy Woo & Co., CPAs. H. Timothy Woo & Co., CPAs audited the Company's financial statements for the period from inception (December 27, 1999) through April 30, 2000.

                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT.

     The Company currently has one Director and Officer as follows:

 Name                    Age         Positions and Offices Held
 ----                    ---         --------------------------
 Solomon Lam             47          President, Chief Executive
                                     Officer, Secretary-Treasurer
                                     and Chairman of the Board of
                                     Directors

 Vernon Priest                       Vice President of Development
                                     and Engineering

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Solomon Lam

     Mr. Lam, President, Chief Executive Officer, Secretary-Treasurer and Chairman of the Board of Directors. Mr. Lam, 47, serves as an officer and director of the Company since October 30, 2000. Mr. Lam received his Bachelor's degree in Business Administration from Boston University in 1976. He was recruited by Sears, Roebuck & Co. but decided to move northwest. He started a very successful construction company in Vancouver specializing in residential housing in 1977. In 1980, Mr. Lam started an additional business with his wife, importing and wholesaling a wide range of products including women fashions and accessories and residential lighting systems from Europe. In 1989 he developed a 40-acre residential subdivision yielding 34 lots which were sold out with good result. In 1993, Mr. Lam built a 16-story hotel together with a group of private investors in downtown Vancouver. The hotel was sold as a turn-key operation at a very favorable profits for its investors.

Vernon Priest

     Mr. Priest, Vice President of Development and Engineering. Mr. Priest, ___, serves as an officer of the company since January, 2001. Mr. Priest is a licensed civil engineer in Florida. He received Masters of Business Administration from Nova Southeastern University of Davie, Florida in 1995 and Bachelor of Science Ocean Engineering from Florida Atlantic University of Boca Raton, Florida in 1973. For the last five years, Mr. Priest was involved in many real estate related projects in Florida. In 1993 to 1994, he was Director of Engineering and Development for Atlantic Gulf Community Inc. of Miami, Florida. From 1995 to 1999 he was Development Management Consultant for Huntington DRI - Huntington Broward Assoc. of Miramar, Florida. In 1996 to 1999, Mr. Priest also worked as the Development Management Consultant to Weston Park of Commerce - Equitable Life Assurance, Weston, Florida. And finally, from 2000 to the present, Mr. Priest is Real Estate Director for West Coast Partners of Clearwater, Florida.

Indemnification of Directors and Officers

     The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company. The Board of Directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Company.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE COMPANY FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 10.  EXECUTIVE COMPENSATION.

      The Company may award stock options and cash bonus to key employees, directors, officers and consultants under a stock option plan not yet adopted as bonus based on service and performance.
The annual salaries of executive officers are listed as follows:

 Name and Principal Position               Annual Salary
 ----------------------------              -------------
 Solomon Lam                               None
 President, Chief Executive
 Officer, Secretary-Treasurer
 and Directors

 Vernon Priest
 Vice President of Development             None
 and Engineering

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address (1)        Number of Shares
of Beneficial Owner        Beneficially Owned       Percent of Class
----------------------     ------------------       ----------------
Solomon Lam (2)(3)                     nil                    nil
11863 Wimbledon Circle
Suite #418
Wellington, FL 33414

Vernon Priest (6)                      nil                    nil
11863 Wimbledon Circle
Suite #418
Wellington, FL 33414

Samantha Lam (4)                 3,525,000                  70.5%
11863 Wimbledon Circle
Suite #418
Wellington, FL 33414

Sara Lam (5)                     1,175,000                  23.5%
11863 Wimbledon Circle
Suite #418
Wellington, FL 33414

FS Capital Markets                 300,000                   6.0%
Group Inc.
1422 Chestnut Street
Suite 410
Philadelphia, PA 19102

All Officers and Directors             nil                    nil
(2 persons)

---------------------
(1) Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and dispositive power with respect to all shares of common stock beneficially owned by them.

(2) Solomon Lam disclaims beneficial ownership of the shares of common stock owned by Samantha Lam and Sara Lam.

(3) President, CEO, Secretary-Treasurer and Director of the Company.

(4) Samantha Lam disclaims beneficial ownership of the shares of common stock owned by Sara Lam.

(5) Sara Lam disclaims beneficial ownership of the shares of common stock owned by Samantha Lam.

(6) Vice President of Development and Engineering of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to
Item 404 of Regulation S-B.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         (3.1) Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on May 10, 2000, and incorporated herein by reference.

         (3.2) Bylaws filed as an exhibit to the Company's registration statement on Form 10-SB filed on May 10, 2000, and incorporated herein by reference.

         (3.3) Specimen Stock Certificate filed as an exhibit to the Company's registration statement on Form 10-SB filed on May 10, 2000, and incorporated herein by reference.

        (10.1) Agreement with FS Capital Markets Group Inc. filed as an exhibit to the Company's registration statement on Form 10-SB filed on May 10, 2000, and incorporated herein by reference.

        (10.2) Shareholder Agreement with FS Capital Markets Group
               Inc. filed as an exhibit to the Company's registration statement on Form 10-SB filed on May 10, 2000, and incorporated herein by reference.

     (b) Reports on Form 8-K.

 Form    Item #     Description                     Filing Date
 ----    ------     ----------------------------    -----------------
 8-K     1,2,6,7    Acquisition Agreement and       November 6, 2000
                    Plan of Merger

 8-K     5          Mutual Termination Agreement    September 6, 2000


                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Newport International Group Inc.

                            By: /s/ Solomon Lam
                            -----------------------------------
                            Solomon Lam
                            President, Chief Executive/Financial
                            Officer, Treasurer and Director

                            Date: April 2, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                                  Date
---------         -----                                  ----

/s/ Solomon Lam   President, Chief Executive/Financial   April 2, 2001
---------------   Officer, Treasurer and Director
Solomon Lam