Form 10QSB
period 2001-03-31
NEWPORT INTERNATIONAL GROUP INC
filed 2001-05-10
CIK 1103577

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            March 31, 2001

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


          11863 Wimbledon Circle, #418, Wellington, FL 33414
          --------------------------------------------------
               (Address of principal executive offices)

                            (561) 389-6725
                            --------------
            (Issuer's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                   Outstanding at March 31, 2001
Common Stock, par value $0.0001               5,000,000


                   PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS















                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)

                    REVIEWED FINANCIAL STATEMENTS

                            MARCH 31, 2001




































                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)


                                INDEX
                                -----

                                                           Page(s)
                                                           -------

Independent Accountant's Report                               1

Financial Statements
   Balance Sheet as of March 31, 2001                         2-3

   Statement of Operations for the 3 months
     ended March 31, 2001 and for the period
     December 27, 1999 (inception) to
     March 31, 2001.                                          4

   Statement of Stockholders' Equity for
     the period December 27, 1999,(inception)
     to March 31, 2001.                                       5

   Statement of cash flows for the
     3 months ended March 31, 2001, and
     for the period December 27, 1999
     (inception) to March 31, 2001.                           6

Notes to Financial Statements                                 7-9






































                   INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders of Newport International Group Inc.

We have reviewed the accompanying balance sheet of Newport International Group, Inc. (a development stage company) as of March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the three (3) months then ended and for the period from December 27, 1999 (inception), to March 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Newport International Group, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ J.P. SPILLANE
-----------------
J.P. SPILLANE
Wellington, Florida
May 1, 2001











                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                            Balance Sheet
                            March 31, 2001


                               ASSETS

CURRENT ASSETS
   Cash-Operating Account                $ 67,629
   Prepaid Consulting Fees                 10,000
                                         --------
Total Current Assets                                   $ 77,629

FIXED ASSETS
   Office Furniture & Equipment               201
   Accumulated Depreciation                   (11)
                                         --------
Total Fixed Assets                                     $    190

OTHER ASSETS
   Organization Costs                    $    360
   Accumulated Amortization                   (30)
   Patent Costs                            41,614
   Deferred Development Costs               3,500
                                         --------
Total Other Assets                                     $ 45,444
                                                       --------
TOTAL ASSETS                                           $123,263
                                                       ========




















            See Accompanying Notes and Accountant's Report




                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)

                            Balance Sheet
                            March 31, 2001


                  LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES
                                                     --------
Total Current Liabilities                            $      0

LONG TERM LIABILITIES
   Loans From Officer                    $ 44,170
                                         --------
Total Long Term Liabilities                          $ 44,170
                                                     --------
TOTAL LIABILITIES                                    $ 44,170

COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENTS

STOCKHOLDERS EQUITY
   Preferred Stock - $.0001 Par Value,
     5,000,000 Shares Authorized, None
     Issued                              $      0
   Common Stock - $.0001 Par Value,
     20,000,000 Shares Authorized,
     5,000,000 Shares Issued and
     Outstanding                              500
   Subscribed Common Stock                     76
   Additional Paid in Capital             186,513
   Deficit Accumulated During
     Development Stage                   (107,996)
                                         --------

TOTAL STOCKHOLDERS EQUITY                            $ 79,093
                                                     --------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY              $123,263
                                                     ========











           See Accompanying Notes and Accountant's Report




                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                       Statement of Operations
                For The 3 Months Ended March 31, 2001
    And The Period From Dec. 27, 1999 (Inception) to Mar. 31, 2001

                                   For The 3        Dec. 27,1999
                                  Months Ended     (Inception) To
                                  Mar. 31,2001      Mar. 31,2001
                                  ------------     --------------

REVENUES                             $     0          $     0

COST OF SALES                              0                0
                                     -------          -------
GROSS PROFIT                               0                0
                                     -------          -------
OPERATING EXPENSES
   Auto Expense                          144              758
   Organizational Expenses                 0              299
   Entertainment Expense                 441              768
   Travel Expense                         73               73
   Office Expense                      1,110            2,448
   Postage                               116              462
   Telephone                              81            1,398
   Professional Fees                   4,906            5,900
   Contract Services                       0              395
   Consulting Fees                         0           95,000
   Bank Charges                           54              120
   Interest Expense                        0              250
   Depreciation & Amortization            29               41
   Taxes & Licenses                       35               84
                                     -------          -------
Total Operating Expenses               6,989          107,996
                                     -------          -------
Net Loss                             $(6,989)       $(107,996)
                                     =======          =======
Net Loss Per Share
   Basic                              $(.001)          $(.022)
                                     =======          =======
   Diluted                            $(.001)          $(.021)
                                     =======          =======











           See Accompanying Notes and Accountant's Report



                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                  Statement of Stockholders' Equity
      for the Period Dec. 27, 1999 (Inception) to Mar. 31, 2001

                                                                          Deficit
                                                                        Accumulated
                          Common Stock    Subscribed Stock  Additional     During
                        Number             Number             Paid In   Development
                       of Shares  Amount  of Shares Amount    Capital      Stage     Total
Issuance of Common
  Stock on Dec.27,
  1999 for Cash at
  $.0001 Per Share     5,000,000 $  500         0  $    0   $       0 $       0 $     500

Net Loss Dec. 27,
  1999 to Dec. 31,
  1999                         0      0         0       0           0         0         0
Balance Dec.31, 1999   5,000,000    500         0       0           0         0       500

Unreimbursed
  Expenses                     0      0         0       0         299         0       299

Cancellation of
  Common Stock Prior
  to Merger at $.0001
  Per Share           (4,700,000)  (470)        0       0           0         0      (470)

Issuance of Common
  Stock at Merger at
  $.0001 Per Share     4,700,000    470         0       0           0         0       470

Pooling of Interest            0      0         0       0      13,530         0    13,530

Payment of Subscribed
  Common Stock                 0      0   410,000      41      94,959         0    95,000

Net Loss for 2000              0      0         0       0           0  (101,007) (101,077)
Balance Dec.31, 2000   5,000,000 $  500   410,000  $   41   $ 108,788 $(101,007)$   8,322
Payment of Subscribed
  Common Stock                 0      0   347,080      35      77,725         0    77,760
Net Loss Jan.1,2001--
  March 31, 2001               0      0         0       0           0    (6,989)   (6,989)
Balance March 31, 2001 5,000,000 $  500   757,080  $   76   $ 186,513 $(107,996)$  79,093
                       =========    ===   =======      ==     =======   =======    ======


            See Accompanying Notes and Accountant's Report



                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                       Statement of Cash Flows
                  For The Year Ended March 31, 2001
    And The Period From Dec. 27, 1999 (Inception) to Mar. 31, 2001

                                      For The 3       Dec. 27, 1999
                                     Months Ended    (Inception) To
                                     Mar. 31,2001     Mar. 31,2001
                                     ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                           $  (6,989)       $(107,996)
   Depreciation & Amortization               29               41
   Patent Costs                               0          (41,614)
   Deferred Development Costs                 0           (3,500)
   Prepaid Consulting Fees              (10,000)         (10,000)
                                        --------        ---------
NET CASH FROM OPERATING ACTIVITIES      (16,960)        (163,069)
                                        --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Organization Costs                         0             (360)
   Office Furniture & Equipment            (201)            (201)
                                        --------        ---------
NET CASH FROM INVESTING ACTIVITIES         (201)            (561)
                                        --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loans From Officer                   (29,290)          44,170
   Common Stock                               0              500
   Subscribed Common Stock                   35               76
   Additional Paid In Capital            77,725          186,513
                                        --------        ---------
NET CASH FROM FINANCING ACTIVITIES       48,470          231,259
                                        --------        ---------

NET INCREASE IN CASH                     31,309           67,629

CASH AT BEGINNING OF PERIOD              36,320             -0-
                                        --------        ---------
CASH AT END OF PERIOD                 $  67,629        $  67,629
                                        =======          =======

SUPPLEMENTAL INFORMATION
   Interest Paid For Period               $   0            $ 250
                                        =======          =======
   Income Tax Paid For Period             $   0            $   0
                                        =======          =======







            See Accompanying Notes and Accountant's Report



                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2001


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



                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS (Continued)
                            MARCH 31, 2001


      Cash and Cash Equivalents - For the purposes of reporting the statement of cash flows, cash and cash equivalents include highly liquid instruments with maturities of three months or less at the time of purchase.

      Income Taxes - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period ended March 31, 2001.

     Fixed Assets - Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. For financial statement purposes and for federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system.

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



                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS (Continued)
                            MARCH 31, 2001


3.    STOCKHOLDERS EQUITY:

      Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. No shares of preferred stock have been issued.

      Common Stock - The Company is authorized to issue 20,000,000 shares of common stock at $.0001 par value. The Company has issued 5,000,000 shares of its common stock pursuant to Rule 506 and restricted pursuant to Rule 144 of the Securities Act of 1933 as amended.

      Subscribed Common Stock - The Company has received subscriptions to its common stock for 757,080 shares as of March 31, 2001, as part of a 1,000,000 share offering pursuant to Rule 506 of the Securities Act of 1933, as amended. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended.

      Additional Paid In Capital - Additional paid in capital at
March 31, 2001, represents the amount paid for common stock issued or subscribed to in excess of par value and $299 in unreimbursed expenses.

4. TRANSACTION WITH RELATED PARTY - On August 17, 2000, the Company entered into a consulting agreement with FS Capital Markets Group, Inc. to perform consulting services and take certain actions and undertake certain obligations to insure an orderly business combination as reported above under pooling of interests, for a fee of $95,000. At March 31, 2001, FS Capital Markets Groups, Inc. owned 300,000 shares of the issued and outstanding common stock of the Company.

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



                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS (Continued)
                            MARCH 31, 2001


7. AGREEMENTS - The Company entered into a management and financial consulting agreement on January 15, 2001, with Union Atlantic LC, as consultant, to provide management and financial consulting services, and Union Atlantic Capital LC, as investment bank, to provide investment banking services, for a fee of $25,000 and a warrant to purchase five (5%) of the outstanding common stock of the Company at an exercise per share price equal to one cent ($.01) per share. The exercise per share price of the warrants shall be adjusted upward to equal the per share price paid by investors in the first covered transaction after the execution of the agreement. The warrants will expire seven (7) years after the date of issue, and can be exercised at any time in whole or in part. The warrants are subject to a proportionate downward adjustment in the per share exercise price in the event of any stock splits, stock dividends, recapitalizations, or similar events, or issuances of common stock at a per share price less than the adjusted warrant price. There is a restriction from selling more than 25% of the underlying shares during any single calendar quarter.

8. NET LOSS PER SHARE - Basic net loss per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The computations of basic net loss per share and diluted net loss per share are as follows:

         Basic weighted average shares         5,000,000

         Effect of dilutive securities:
           Common stock subscriptions            173,744
           Common stock warrants                  50,000
                                               ---------
         Dilutive potential common shares      5,223,744
                                               =========

9. SUBSEQUENT EVENTS - There were no significant events subsequent to the financial statement date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - December 27, 1999 (Inception) through
March 31, 2001.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following:
(i) the Company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic conditions (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations;
(vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

     The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

             None.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              NEWPORT INTERNATIONAL GROUP INC.
                                       (Registrant)


                              By: /s/ Soloman Lam
                                 ----------------------------------
                                 Soloman Lam
                                 President, Chief Executive Officer
                                 Treasurer and Director

Date: May 9, 2001