Form 10QSB
period 2001-06-30
NEWPORT INTERNATIONAL GROUP INC
filed 2001-08-14
CIK 1103577

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            June 30, 2001

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

            Class                   Outstanding at June 30, 2001
Common Stock, par value $0.0001               5,000,000


                   PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS















                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)

                    AUDITED FINANCIAL STATEMENTS

                            JUNE 30, 2001




































                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)


                                INDEX
                                -----

                                                           Page(s)
                                                           -------

Independent Auditor's Report                                  1

Financial Statements
   Balance Sheet as of June 30, 2001                          2-3

   Statement of Operations for the 6 months
     ended June 30, 2001 and for the period
     December 27, 1999 (inception) to
     June 30, 2001.                                           4

   Statement of Stockholders' Equity for
     the period December 27, 1999,(inception)
     to June 30, 2001.                                        5

   Statement of cash flows for the
     6 months ended June 30, 2001, and
     for the period December 27, 1999
     (inception) to June 30, 2001.                            6

Notes to Financial Statements                                 7-9






































                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Newport International Group Inc.

We have audited the accompanying balance sheet of Newport International Group, Inc. (a development stage company) as of June 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the six (6) months then ended and for the period from December 27, 1999 (inception), to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Newport International Group, Inc. as of June 30, 2001, and the results of its operations and its cash flows for the six (6) months then ended and from December 27, 1999 (inception), to June 30, 2001, in conformity with generally accepted accounting principles.



/s/ J.P. SPILLANE
-----------------
J.P. SPILLANE
Wellington, Florida
August 2, 2001











                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                            Balance Sheet
                            June 30, 2001


                               ASSETS

CURRENT ASSETS
   Cash-Operating Account                $ 20,295
   Prepaid Consulting Fees                  9,868
                                         --------
Total Current Assets                                   $ 30,163

FIXED ASSETS
   Office Furniture & Equipment               382
   Accumulated Depreciation                   (32)
                                         --------
Total Fixed Assets                                     $    350

OTHER ASSETS
   Organization Costs                    $    360
   Accumulated Amortization                   (48)
   Patent Costs                            43,484
   Deferred Development Costs               3,500
                                         --------
Total Other Assets                                     $ 47,296
                                                       --------
TOTAL ASSETS                                           $ 77,809
                                                       ========




















            See Accompanying Notes and Auditor's Report




                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)

                            Balance Sheet
                            June 30, 2001


                  LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES                      $      0
                                         --------
Total Current Liabilities                            $      0

LONG TERM LIABILITIES
   Loans From Officer                    $ 44,170
                                         --------
Total Long Term Liabilities                          $ 44,170
                                                     --------
TOTAL LIABILITIES                                    $ 44,170

COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENTS

STOCKHOLDERS EQUITY
   Preferred Stock - $.0001 Par Value,
     5,000,000 Shares Authorized, None
     Issued                              $      0
   Common Stock - $.0001 Par Value,
     20,000,000 Shares Authorized,
     5,000,000 Shares Issued and
     Outstanding                              500
   Subscribed Common Stock                     76
   Additional Paid in Capital             186,513
   Deficit Accumulated During
     Development Stage                   (154,450)
                                         --------

TOTAL STOCKHOLDERS EQUITY                            $ 33,639
                                                     --------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY              $ 77,809
                                                     ========











           See Accompanying Notes and Auditor's Report




                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                       Statement of Operations
                For The 6 Months Ended June 30, 2001
    And The Period From Dec. 27, 1999 (Inception) to June 30, 2001

                                   For The 6       Dec. 27, 1999
                                  Months Ended     (Inception) To
                                 June 30, 2001      June 30, 2001
                                 -------------     --------------

REVENUES                             $     0          $     0

COST OF SALES                              0                0
                                     -------          -------
GROSS PROFIT                               0                0
                                     -------          -------
OPERATING EXPENSES
   Auto Expense                          645            1,259
   Advertising                           534              534
   Organizational Expenses                 0              299
   Entertainment Expense               1,662            1,989
   Travel Expense                        701              701
   Office Expense                      1,372            2,710
   Postage                               175              521
   Telephone                             385            1,702
   Professional Fees                  15,970           16,964
   Contract Services                       0              395
   Consulting Fees                    25,248          120,248
   Finders Fee                         1,500            1,500
   Bank Charges                           85              151
   Rent                                5,000            5,000
   Interest Expense                        0              250
   Utilities                              63               63
   Depreciation & Amortization            68               80
   Taxes & Licenses                       35               84
                                     -------          -------
Total Operating Expenses              53,443          154,450
                                     -------          -------
Net Loss                            $(53,443)       $(154,450)
                                     =======          =======
Net Loss Per Share
   Basic                              $(.011)          $(.031)
                                     =======          =======
   Diluted                            $(.010)          $(.029)
                                     =======          =======











           See Accompanying Notes and Auditor's Report



                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                  Statement of Stockholders' Equity
      for the Period Dec. 27, 1999 (Inception) to June 30, 2001

                                                                          Deficit
                                                                        Accumulated
                          Common Stock    Subscribed Stock  Additional     During
                        Number             Number             Paid In   Development
                       of Shares  Amount  of Shares Amount    Capital      Stage     Total
                       ---------  ------  --------- ------  ----------  -----------  -----
Issuance of Common
  Stock on Dec.27,
  1999 for Cash at
  $.0001 Per Share     5,000,000 $  500         0  $    0   $       0 $       0 $     500

Net Loss Dec. 27,
  1999 to Dec. 31,
  1999                         0      0         0       0           0         0         0
                       ---------  ------  --------- ------  ----------  -----------  -----
Balance Dec. 31, 1999  5,000,000    500         0       0           0         0       500

Unreimbursed
  Expenses                     0      0         0       0         299         0       299

Cancellation of
  Common Stock Prior
  to Merger at $.0001
  Per Share           (4,700,000)  (470)        0       0           0         0      (470)

Issuance of Common
  Stock at Merger at
  $.0001 Per Share     4,700,000    470         0       0           0         0       470

Pooling of Interest            0      0         0       0      13,530         0    13,530

Payment of Subscribed
  Common Stock                 0      0   410,000      41      94,959         0    95,000

Net Loss for 2000              0      0         0       0           0  (101,007) (101,077)
                       ---------  ------  --------- ------  ----------  -----------  -----
Balance Dec.31, 2000   5,000,000 $  500   410,000  $   41   $ 108,788 $(101,007)$   8,322
Payment of Subscribed
  Common Stock                 0      0   349,080      35      78,725         0    78,760
Net Loss Jan. 1,2001--
  June 30, 2001                0      0         0       0           0   (53,443)  (53,443)
                       ---------  ------  --------- ------  ----------  ---------  -----
Balance June 30, 2001  5,000,000 $  500   759,080  $   76   $ 187,513 $(154,450) $ 33,639
                       =========    ===   =======      ==     =======   =======    ======


            See Accompanying Notes and Auditor's Report



                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                       Statement of Cash Flows
                For The 6 Months Ended June 30, 2001
    And The Period From Dec. 27, 1999 (Inception) to June 30, 2001

                                      For The 6       Dec. 27, 1999
                                     Months Ended    (Inception) To
                                     June 30, 2001    June 30, 2001
                                     -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                           $ (53,443)       $(154,450)
   Depreciation & Amortization               68               80
   Patent Costs                          (1,870)         (43,484)
   Deferred Development Costs                 0           (3,500)
   Prepaid Loan Fee                      (9,868)          (9,868)
                                        --------        ---------
NET CASH FROM OPERATING ACTIVITIES      (65,113)        (211,222)
                                        --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Organization Costs                         0             (360)
   Office Furniture & Equipment            (382)            (382)
                                        --------        ---------
NET CASH FROM INVESTING ACTIVITIES         (382)            (742)
                                        --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loans From Officer                   (29,290)          44,170
   Common Stock                               0              500
   Subscribed Common Stock                   35               76
   Additional Paid In Capital            78,725          187,513
                                        --------        ---------
NET CASH FROM FINANCING ACTIVITIES       49,470          232,259
                                        --------        ---------

NET INCREASE (DECREASE) IN CASH         (16,025)          20,295

CASH AT BEGINNING OF PERIOD              36,320             -0-
                                        --------        ---------
CASH AT END OF PERIOD                 $  20,295        $  20,295
                                        =======          =======

SUPPLEMENTAL INFORMATION
   Interest Paid For Period               $   0            $ 250
                                        =======          =======
   Income Tax Paid For Period             $   0            $   0
                                        =======          =======







            See Accompanying Notes and Auditor's Report



                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2001


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



                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS (Continued)
                            JUNE 30, 2001


      Cash and Cash Equivalents - For the purposes of reporting the statement of cash flows, cash and cash equivalents include highly liquid instruments with maturities of three months or less at the time of purchase.

      Income Taxes - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period ended June 30, 2001.

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



                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS (Continued)
                            JUNE 30, 2001


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

      Subscribed Common Stock - The Company has received subscriptions to its common stock for 1,014,180 shares as of June 30, 2001, as part of a 1,000,000 share offering pursuant to Rule 506 of the Securities Act of 1933, as amended. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended.

      Additional Paid In Capital - Additional paid in capital at
June 30, 2001, represents the amount paid for common stock issued or subscribed to in excess of par value and $299 in unreimbursed expenses.

4. TRANSACTION WITH RELATED PARTY - On August 17, 2000, the Company entered into a consulting agreement with FS Capital Markets Group, Inc. to perform consulting services and take certain actions and undertake certain obligations to insure an orderly business combination as reported above under pooling of interests, for a fee of $95,000. At June 30, 2001, FS Capital Markets Groups, Inc.
owned 300,000 shares of the issued and outstanding common stock of the Company.

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



                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS (Continued)
                            JUNE 30, 2001


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

      The Company entered into an agreement with First Level
Capital, Inc. on April 27, 2001, to file and apply Form 15C-211 with the SEC, upon the successful completion of the Company filing Form SB-2. The Company agreed to issue 20,000 shares of its common stock to First Level Capital, Inc. for this service.

8. NET LOSS PER SHARE - Basic net loss per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The computations of basic net loss per share and diluted net loss per share are as follows:

         Basic weighted average shares         5,000,000

         Effect of dilutive securities:
           Common stock subscriptions            271,078
           Common stock warrants                  83,334
                                               ---------
         Dilutive potential common shares      5,354,412
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

Plan of Operation

     The Company intends to enter the market and raise 6-7 million dollars by selling its common stock. The Company has received a financial proposal of $6,000,000- as a debt instrument. This constitute approximately 50% of the fund required by the Company to close escrow on the land contracts.

     The Company will conduct the Development Regional Impact Studies in order to rezone and change the usage of the land. This will take approximately 16 months. The budget for this study will be approximately $1,000,000. This amount will be included in the Company's IPO. The Company anticipates cash flow from pre-lease agreements in 8-10 months after closing escrow, and do not foresee any need to raise capital then.

     The Company does not expect to purchase nor sell any plant and significant equipment.

     The Company does not expect significant changes in the number of employees.

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

Date: August 13, 2001