Form 10QSB
period 2001-09-30
NEWPORT INTERNATIONAL GROUP INC
filed 2001-11-14
CIK 1103577

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

                              (Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                          September 30, 2001

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______ to ______

                     Commission file number 0-30587

                    NEWPORT INTERNATIONAL GROUP, INC.
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

                   Outstanding at November 12, 2001
             Common Stock, par value $0.0001 - 6,025,780
             -------------------------------------------

                   PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)

                    REVIEWED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2001

                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)

                                INDEX
                                -----

                                                           Page(s)
                                                           -------

Independent Accountant's Report                               1

Financial Statements
   Balance Sheet as of September 30, 2001                    2-3

   Statement of Operations for the 9 months
     ended September 30, 2001 and for the
     period December 27, 1999 (inception) to
     September 30, 2001.                                      4

   Statement of Stockholders' Equity for
     the period December 27, 1999,(inception)
     to September 30, 2001.                                   5

   Statement of Cash Flows for the
     9 months ended September 30, 2001, and
     for the period December 27, 1999
     (inception) to September 30, 2001.                       6

Notes to Financial Statements                                7-10

                   INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of
   Newport International Group, Inc.

We have reviewed the accompanying balance sheet of Newport
International Group, Inc. (a development stage company) as of
September 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the nine (9) months ended
September 30, 2001 and for the period from December 27, 1999
(inception), to September 30, 2001, in accordance with Statements on
Standards for Accounting and Review Services issued by the American
Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the
management of Newport International Group, Inc.

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

/s/ J.P. SPILLANE
-----------------
J.P. SPILLANE
Wellington, Florida
November 13, 2001

                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                            Balance Sheet
                         September 30, 2001

                               ASSETS

CURRENT ASSETS
   Cash-Operating Account                $  5,659
   Prepaid Loan Fees                        9,868
                                         --------
Total Current Assets                                   $ 15,527

FIXED ASSETS
   Office Furniture & Equipment             2,160
   Accumulated Depreciation                  (201)
                                         --------
Total Fixed Assets                                     $  1,959

OTHER ASSETS
   Organization Costs                    $    360
   Accumulated Amortization                   (66)
   Patent Costs                            43,484
   Deferred Development Costs               3,500
                                         --------
Total Other Assets                                     $ 47,278
                                                       --------
TOTAL ASSETS                                           $ 64,764
                                                       ========

           See Accompanying Notes and Accountant's Report

                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                            Balance Sheet
                         September 30, 2001

                  LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES
   Credit Card Payable                   $  1,526
   Investment Refund Payable                1,000
                                         --------
Total Current Liabilities                            $  2,526

LONG TERM LIABILITIES
   Loans From Officer                    $ 44,170
                                         --------
Total Long Term Liabilities                          $ 44,170
                                                     --------
TOTAL LIABILITIES                                    $ 46,696

COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENTS

STOCKHOLDERS EQUITY
   Preferred Stock - $.0001 Par Value,
     5,000,000 Shares Authorized, None
     Issued                              $      0
   Common Stock - $.0001 Par Value,
     20,000,000 Shares Authorized,
     6,025,780 Shares Issued and
     Outstanding                              603
   Stock Subscriptions Receivable         (57,600)
   Additional Paid in Capital             271,811
   Deficit Accumulated During
     Development Stage                   (196,746)
                                         --------

TOTAL STOCKHOLDERS EQUITY                            $ 18,068
                                                     --------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY              $ 64,764
                                                     ========

           See Accompanying Notes and Accountant's Report

                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                       Statement of Operations
              For The 9 Months Ended September 30, 2001
 And The Period From Dec. 27, 1999 (Inception) to September 30, 2001

                                   For The 9         Dec. 27, 1999
                                  Months Ended       (Inception) To
                               September 30, 2001  September 30, 2001
                               ------------------  ------------------

REVENUES                             $     0            $     0

COST OF SALES                              0                  0
                                     -------            -------
GROSS PROFIT                               0                  0
                                     -------            -------
OPERATING EXPENSES
   Repairs & Maintenance                 263                263
   Auto Expense                        1,445              2,059
   Miscellaneous Expense                  91                 91
   Advertising                         1,481              1,481
   Organizational Expenses                 0                299
   Entertainment Expense               3,288              3,614
   Travel Expense                      2,333              2,333
   Continuing Education                  154                154
   Office Expense                      2,279              3,617
   Postage                               660              1,006
   Telephone                           1,062              2,380
   Professional Fees                  37,176             38,170
   Contract Services                       0                395
   Consulting Fees                    35,248            130,248
   Finders Fee                         2,350              2,350
   SEC Fees                              566                566
   Bank Charges                          123                189
   Rent                                6,500              6,500
   Interest Expense                        0                250
   Utilities                             430                429
   Depreciation & Amortization           255                267
   Taxes & Licenses                       35                 84
                                     -------            -------
Total Operating Expenses              95,739            196,745
                                     -------            -------
Net Loss                            $(95,739)         $(196,745)
                                     =======            =======
Net Loss Per Share
   Basic                            $   (.02)         $    (.04)
                                     =======            =======

           See Accompanying Notes and Accountant's Report

                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                  Statement of Stockholders' Equity
    for the Period Dec. 27, 1999 (Inception) to September 30, 2001

                                                                                         Deficit
                                                                                       Accumulated
                          Common Stock     Subscribed Stock  Additional    Stock         During
                        Number              Number             Paid In  Subscriptions  Development
                       of Shares  Amount   of Shares Amount    Capital   Receivables      Stage        Total
                       ---------  ------   --------- ------  ----------  -----------   -----------   ---------
Issuance of Common
  Stock on Dec.27,
  1999 for Cash at
  $.0001 Per Share     5,000,000  $  500          0  $    0  $        0    $       0     $       0   $     500

Net Loss Dec. 27,
  1999 to Dec. 31,
  1999                         0       0          0       0           0            0             0           0
                       ---------  ------   --------- ------  ----------  -----------   -----------   ---------
Balance Dec. 31, 1999  5,000,000     500          0       0           0            0             0         500

Unreimbursed
  Expenses                     0      0           0       0         299            0             0         299

Cancellation of
  Common Stock Prior
  to Merger at $.0001
  Per Share           (4,700,000)  (470)          0       0           0            0             0        (470)

Issuance of Common
  Stock at Merger at
  $.0001 Per Share     4,700,000    470           0       0           0            0             0         470

Pooling of Interest            0      0           0       0      13,530            0             0      13,530

Payment of Subscribed
  Common Stock                 0      0     410,000      41      94,959            0             0      95,000

Net Loss for 2000              0      0           0       0           0            0      (101,007)   (101,007)
                       ---------  ------   ---------  ------  ----------  -----------   -----------  ---------
Balance Dec.31, 2000   5,000,000 $  500     410,000   $  41   $ 108,788   $        0    $ (101,007)  $   8,322

Payment of Subscribed
  Common Stock                 0      0     363,580      37      94,223            0             0      94,260

Subscriptions for
  Services Rendered            0      0      22,100       2      11,223            0             0      11,225

Commom Stock Subscribed
But Unpaid                     0      0     230,100      23      57,577      (57,600)            0           0

Common Stock Issued    1,025,780    103  (1,025,780)   (103)          0            0             0           0

Net Loss Jan. 1,2001--
  September 30, 2001           0      0           0       0           0            0       (95,739)    (95,739)
                       ---------  ------   --------- ------  ----------  -----------   -----------   ---------
Balance September
  30, 2001             6,025,780 $  603           0  $    0  $  271,811  $   (57,600)  $  (196,746)  $  18,068
                       =========  ======   ========= ======  ==========  ===========   ===========   =========

           See Accompanying Notes and Accountant's Report

                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                       Statement of Cash Flows
              For The 9 Months Ended September 30, 2001
 And The Period From Dec. 27, 1999 (Inception) to September 30, 2001

                                         For The 9          Dec. 27, 1999
                                        Months Ended       (Inception) To
                                     September 30, 2001   September 30, 2001
                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                             $ (95,739)            $(196,746)
   Depreciation & Amortization                255                   267
   Patent Costs                            (1,870)              (43,484)
   Deferred Development Costs                   0                (3,500)
   Prepaid Loan Fee                        (9,868)               (9,868)
   Credit Card Payable                      1,526                 1,526
   Investment Refund Payable                1,000                 1,000
                                          --------             ---------
NET CASH FROM OPERATING ACTIVITIES       (104,696)             (250,805)
                                          --------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Organization Costs                           0                  (360)
   Office Furniture & Equipment            (2,160)               (2,160)
                                          --------             ---------
NET CASH FROM INVESTING ACTIVITIES         (2,160)               (2,520)
                                          --------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loans From Officer                     (29,290)               44,170
   Common Stock                               103                   603
   Subscribed Common Stock                    (41)                    0
   Additional Paid In Capital             163,023               271,811
   Stock Subscriptions Receivable         (57,600)              (57,600)
                                          --------             ---------
NET CASH FROM FINANCING ACTIVITIES         76,195               258,984
                                          --------             ---------

NET INCREASE (DECREASE) IN CASH           (30,661)                5,659

CASH AT BEGINNING OF PERIOD                36,320                     0
                                          --------             ---------
CASH AT END OF PERIOD                     $ 5,659              $  5,659
                                          ========             =========

SUPPLEMENTAL INFORMATION
   Interest Paid For Period               $     0              $    250
                                          =======              =========
   Income Tax Paid For Period             $     0              $      0
                                          =======              =========

           See Accompanying Notes and Accountant's Report

                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001

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

     Name Changes - The Company was originally organized as First
Philadelphia Capital Corp.  As a result of the business combination on October 30, 2000, the Company changed its name to Conservation
Anglers Manufacturing, Inc.  In January, 2001, the Company again changed its name to Newport International Group, Inc.

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
                         SEPTEMBER 30, 2001

     Cash and Cash Equivalents - For the purposes of reporting the statement of cash flows, cash and cash equivalents include highly liquid instruments with maturities of three months or less at the time of purchase.

     Income Taxes - The Company accounts for income taxes under the
Statement of Financial Accounting Standards No. 109, "Accounting for
Income Taxes," (SFAS 109).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences
attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period ended September 30,
2001.

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
                         SEPTEMBER 30, 2001

3.   STOCKHOLDERS EQUITY:

     Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock at $.0001 par value, with such
designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  No shares of preferred stock have been issued.

     Common Stock - The Company is authorized to issue 20,000,000 shares of common stock at $.0001 par value.  The Company has issued
6,025,780 shares of its common stock pursuant to Section 4(2) and restricted pursuant to Rule 144 of the Securities Act of 1933 as amended.

     Stock Subscriptions Receivable - The Company has a receivable for subscriptions to its common stock for 230,100 shares as of
September 30, 2001.  The stock was issued in August, 2001.

     Additional Paid In Capital - Additional paid in capital at
September 30, 2001, represents the amount paid or receivable for common stock issued in excess of par value and $299 in unreimbursed expenses.

4.   TRANSACTION WITH RELATED PARTY - On August 17, 2000, the
Company entered into a consulting agreement with FS Capital Markets
Group, Inc. to perform consulting services and take certain actions and undertake certain obligations to insure an orderly business combination as reported above under pooling of interests, for a fee of $95,000.  At September 30, 2001, FS Capital Markets Groups, Inc.
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

6.   LAND CONTRACTS - The President and Chief Executive Officer has
executed certain land contracts totaling $11,389,600 which the
Company intends to develop in the future. Such contracts were due to close on September 1, 2001, but were extended to March 1, 2002 at sellers request.  The President and Chief Executive Officer has deposited $180,000 into escrow pending closing and the Company will reimburse him when he assigns the contracts to the Company.

                  NEWPORT INTERNATIONAL GROUP, INC.
                    (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS (Continued)
                         SEPTEMBER 30, 2001

7.   AGREEMENTS - The Company entered into a management and
financial consulting agreement on January 15, 2001, with Union
Atlantic LC, as consultant, to provide management and financial consulting services, and Union Atlantic Capital LC, as investment bank, to provide investment banking services, for a fee of $25,000.
The Company shall issue to Union Atlantic a warrant to purchase five
(5%) (250,000 shares) of the outstanding common stock of the
Company.  The exercise per share price of the warrants shall equal the per share price paid by investors in the first covered
transaction between October 31, 2001, and October 31, 2004.  The warrants will expire seven (7) years after the date of issue, and can be exercised at any time in whole or in part.  There is a restriction from selling more than 25% of the underlying shares during any single calendar quarter. The warrant had not been issued at November 13, 2001.

     The Company entered into an agreement with First Level Capital,
Inc. on April 27, 2001, for certain financial consulting services.
The Company agreed to issue 20,000 shares of its common stock to
First Level Capital, Inc. for this service.  The stock was issued
August 23, 2001, for $10,000, the value of the service rendered.

8.   NET LOSS PER SHARE - Basic net loss per share is computed using the weighted average number of common shares outstanding.  The computation of basic net loss per share is as follows:

                                     2001           Since Inception
                                     ----           ---------------
 Basic weighted average shares     5,227,951           5,097,693

9.   SUBSEQUENT EVENTS - Additional subscriptions to common stock were received after September 30, 2001.  Through November 13, 2001, an additional 61,500 shares had been subscribed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Plan of Operation

     We intend to become a real estate holding company and plan to develop a large multi-use project in Sumter County, Florida.  We plan to purchase a certain piece of property for this project, sell and lease lots for development, and then manage a large commercial, industrial and residential mixed-use development.  Currently, our only operations involve securing funding for this property and identifying other properties which we could develop.

     In November 2000, our President and Chief Executive Officer,
Soloman Lam, entered into two exclusive land sales contracts to purchase approximately 3,300 acres in Sumter County, Florida for a total of $11.4 million.  In August 2001, the contracts were amended to extend the date upon which the closing must occur from September
1, 2001 to March 1, 2002.  Mr. Lam has posted a $180,000 deposit in connection with these contracts and plans to assign the contracts to us upon reimbursement of the deposit if the Company elects to purchase the property.

     Our preliminary feasibility study indicates that approximately
85% of the property is usable for commercial and residential purposes, which would be comprised of approximately 18,000,000 square feet of retail commercial space and approximately 3,400 residential home lots.  The retail businesses will likely consist of hotels, restaurants, gas stations, shopping centers and other travel-related amenities.  We also intend to develop public
facilities such as a hospital, library, police and fire stations, and a community center.  The remaining 15% of the property will likely be dedicated to wet land and wildlife habitat preservation.

     In order to develop the property, we will have to obtain
approval for a development of regional impact, or DRI, from Sumter
County, and rezone the property, as well as prepare a land use amendment application, a planned unit development, or PUD, zoning application, a conceptual master plan and a residential market study.  These procedures and applications are estimated to take approximately 18 months to complete and there can be no assurance that the applications will be approved, or approved on terms favorable to us.  The total cost of our preparation, investigation and due diligence studies is estimated to be approximately
$1,000,000. We expect to acquire the raw land for the proposed project and commence operations during the next six to 12 months.
This property is not likely to produce revenue from deposits for an additional six to 12 months and is not likely to generate
significant revenue until after the DRI and other approvals have been obtained.

     To date, we have raised approximately $300,000 for working capital by selling common stock in a private placement transaction.
We used and are using these funds to develop our business plan, identify real estate investment opportunities, pay expenses to prepare our required filings with the SEC.  These funds were not intended to be sufficient to implement our business plan.  We will need to raise additional funds, both in the form of equity and debt, to acquire the proposed project and commence operations.  At present, we expect that we will require approximately $13,500,000 for such purposes.  This amount could change as we refine and implement our business plan.  We believe we can borrow a large portion of the funds needed to acquire the proposed property, and plan to raise the balance through the sale of common stock; however, we do not have firm commitments for any additional financing.

     If we choose not to go ahead with the purchase of the property, we have sufficient cash for approximately the next 12 months.

     We do not expect to purchase nor sell any plant and significant equipment.

     We do not expect a significant change in the number of our employees.

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

                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

     From July 1, 2001 through September 30, 2001, Newport sold an aggregate of 230,100 shares of common stock to "accredited
investors" for a total of $56,700.  Newport sold these shares of common stock under the exemption from registration provided by
Section 4(2) of the Securities Act and Rule 506 promulgated
thereunder.  Neither Newport nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising.  Purchasers, or the beneficial owners of purchasers that are entities, are friends or business associates of the officers and directors of Newport.  No services were performed by any purchaser as consideration for the shares issued.  All purchasers represented in writing that they acquired the securities for their own accounts.  A legend was placed on the stock certificates stating that the securities had not been
registered under the Securities Act of 1933, as amended and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

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

                              NEWPORT INTERNATIONAL GROUP, INC.
                              (Registrant)

                              By: /s/ Soloman Lam
                                 ----------------------------------
                                 Soloman Lam, President, Chief
                                 Executive Officer Treasurer and
                                 Director
                                 (Principal Executive, Financial and
                                 Accounting Officer)

Date: November 14, 2001