Form 10KSB/A
period 2000-12-31
NEWPORT INTERNATIONAL GROUP INC
filed 2001-11-21
CIK 1103577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X]                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                         Commission file number 0-30587

                        NEWPORT INTERNATIONAL GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         DELAWARE                                           23-3030650
         --------                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                       Identification Code Number)

11863 Wimbledon Circle, Suite 418, Wellington, FL            33414
--------------------------------------------------         ---------
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

[X] Yes  [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

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

ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[X] Yes  [ ] No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of December 31, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

In 2000, Newport sold an aggregate of 410,000 shares of common stock to "accredited investors" for a total of $95,000. Newport sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Neither Newport nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. Purchasers, or the beneficial owners of purchasers that are entities, are friends or business associates of the officers and directors of Newport. No services were performed by any purchaser as consideration for the shares issued. All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities had not been registered under the Securities Act of 1933, as amended and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 7. FINANCIAL STATEMENTS.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)

                                      INDEX

                                                                                                            Page(s)
                                                                                                            -------

Independent Auditors' Report                                                                                      3

Financial Statements
     Balance Sheet as of December 31, 2000 and 1999                                                             4-5

     Statement of Operations for the Years ended December 31, 2000 and 1999 and
       for the period December 27, 1999 (inception) to December 31, 2000.                                         6

     Statement of Stockholders' Equity for
       the period December 27, 1999,(inception) to December 31, 2000.                                             7

     Statement of cash flows for the years ended December 31, 2000 and 1999 and
       for the period December 27, 1999 (inception) to December 31, 2000.                                         8

Notes to Financial Statements                                                                                  9-11

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Newport International Group, Inc.

We have audited the accompanying balance sheet of Newport International Group, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from December 27, 1999 (inception), to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Newport International Group, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and from December 27, 1999 (inception), to December 31, 2000, in conformity with generally accepted accounting principles.

Wellington, Florida
March 26, 2001

                                         /s/ J.P. Spillane, C.P.A., P.A.
                                         ---------------------------------------

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                           December 31, 2000 and 1999



                                     ASSETS

                                                  2000               1999
                                                  ----               ----
CURRENT ASSETS
   Cash-Operating Account                     $    36,320        $       500
                                              -----------        -----------

Total Current Assets                               36,320                500

FIXED ASSETS                                            0                  0
                                              -----------        -----------

Total Fixed Assets                                      0                  0

OTHER ASSETS
   Organization Costs                                 360                  0
   Accumulated Amortization                           (12)                 0
   Patent Costs                                    41,614                  0
   Deferred Development Costs                       3,500                  0
                                              -----------        -----------

Total Other Assets                                 45,462


TOTAL ASSETS                                  $    81,782        $       500
                                              ===========        ===========


                 See Accompanying Notes and Accountant's Report

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                           December 31, 2000 and 1999

                        LIABILITIES & STOCKHOLDERS EQUITY


                                                                                2000                 1999
                                                                                ----                 ----
CURRENT LIABILITIES                                                          $       0             $       0
                                                                             ---------             ---------

Total Current Liabilities                                                            0                     0

LONG TERM LIABILITIES
   Loans from Officer                                                           73,460                     0
                                                                             ---------             ---------

Total Long Term Liabilities                                                     73,460                     0


                                                                             ---------             ---------
TOTAL LIABILITIES                                                               73,460                     0

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS EQUITY
   Preferred Stock - $$.0001 Par Value, 5,000,000 Shares
     Authorized, None Issued                                                         0                     0
   Common Stock - $.0001 Par Value, 20,000,000 Shares Authorized,
     5,000,000 Shares Issued and Outstanding                                       500                   500
   Subscribed Common Stock                                                          41                     0
   Additional Paid in Capital                                                  108,788                     0
   Deficit Accumulated During Development Stage                               (101,007)                    0
                                                                             ---------             ---------

TOTAL STOCKHOLDERS EQUITY                                                        8,322                   500
                                                                             ---------             ---------

TOTAL LIABILITIES & STOCKHOLDERS EQUITY                                      $  81,782             $     500
                                                                             =========             =========

                 See Accompanying Notes and Accountant's Report

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                             Statement of Operations
                 For The Years Ended December 31, 2000 and 1999
         and the Period From Dec. 27, 1999 (Inception) to Dec. 31, 2000


                                                              For the            Dec. 27, 1999
                                       For the Year             Year              (Inception)
                                          Ended                 Ended                  to
                                         Dec. 31,              Dec. 31,             Dec. 31,
                                           2000                  1999                 2000
                                       ------------           ----------         --------------

REVENUES                                 $       0             $       0             $       0

COST OF SALES                                    0                     0                     0
                                         ---------             ---------             ---------

GROSS PROFIT                                     0                     0                     0
                                         ---------             ---------             ---------

OPERATING EXPENSES
  Auto Expense                                 614                     0                   614
  Organizational Expenses                      299                     0                   299
  Entertainment Expenses                       327                     0                   327
  Office Expense                             1,338                     0                 1,338
  Postage                                      346                     0                   346
  Telephone                                  1,317                     0                 1,317
  Professional Fees                            994                     0                   994
  Contract Services                            395                     0                   395
  Consulting Fees                           95,000                     0                95,000
  Bank Charges                                  66                     0                    66
  Interest Expense                             250                     0                   250
  Depreciation & Amortization                   12                     0                    12
  Taxes & Licenses                              49                     0                    49
                                         ---------             ---------             ---------

Total Operating Expenses                   101,007                     0               101,077
                                         ---------             ---------             ---------

Net Loss                                 $(101,077)            $       0             $(101,077)

Net Loss Per Share

  Basic                                  $    (.02)            $    (.00)            $    (.02)
                                         =========             =========             =========

  Diluted                                $    (.02)            $    (.00)            $    (.02)
                                         =========             =========             =========

                 See Accompanying Notes and Accountant's Report

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
 Statement of Stockholders' Equity for the Period December 27, 1999 (Inception)
                              to December 31, 2000



                                    Common Stock              Subscribed Stock                       Deficit
                                --------------------       ----------------------                   Accumulated
                                Number                     Number                     Additional      During
                                 of                          of                         Paid In     Development
                                Shares        Amount       Shares          Amount       Capital        Stage          Total
                                ------        ------       ------          ------       -------        -----          -----
Issuance of Common Stock
  on Dec. 27, 1999 for
  Cash at $.0001
  Per Share                   5,000,000     $      500              0    $        0    $        0    $        0     $      500
Net Loss Dec. 27, 1999 to
  Dec. 31, 1999                       0              0              0             0             0             0              0
                             ----------     ----------     ----------    ----------    ----------    ----------     ----------
Balance Dec. 31, 1999         5,000,000            500              0             0             0             0            500

Unreimbursed Expenses                 0              0              0             0           299             0            299
Cancellation of Common
  Stock Prior to Merger
  at $.0001 Per Share        (4,700,000)          (470)             0             0             0             0           (470)
Issuance of Common Stock
  at Merger at $.0001
  Per Shares                  4,700,000            470              0             0             0             0            470
Pooling of Interest                   0              0              0             0        13,530             0         13,530
Payment of Subscribed
  Common Stock                        0              0        410,000            41        94,959             0         95,000
Net Loss for 2000                     0              0              0             0             0      (101,007)      (101,077)
                             ----------     ----------     ----------    ----------    ----------    ----------     ----------
Balance December 31, 2000     5,000,000     $      500        410,000    $       41    $  108,788    $ (101,007)    $    8,322


                 See Accompanying Notes and Accountant's Report

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                 For The Years Ended December 31, 2000 and 1999
         And The Period From Dec. 27, 1999 (Inception) to Dec. 31, 2000


                                               For the Year          For the Year        Dec. 27, 1999
                                                  Ended                 Ended           (Inception) to
                                               Dec. 31, 1999         Dec. 31, 2000       Dec. 31, 2000
                                               -------------        ---------------     --------------
CASH FLOWS FROM OPERATING EXPENSES
  Net Loss                                      $(101,007)            $       0            $(101,007)
  Depreciation & Amortization                          12                     0                   12
  Patent Costs                                    (41,614)                    0              (41,614)
  Deferred Development Costs                       (3,500)                    0               (3,500)
                                                ---------             ---------            ---------
NET CASH FROM OPERATING ACTIVITIES               (146,109)                    0             (146,109)
                                                ---------             ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Organization Costs                                 (360)                    0                 (360)
                                                ---------             ---------            ---------
NET CASH FROM INVESTING ACTIVITIES                   (360)                    0                 (360)
                                                ---------             ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans From Officer                               73,460                     0               73,460
  Common Stock                                         --                   500                  500
  Subscribed Common Stock                              41                     0                   41
  Additional Paid In Capital                      108,788                     0              108,788
                                                ---------             ---------            ---------
NET CASH FROM FINANCING ACTIVITIES                182,289                   500              182,789
                                                ---------             ---------            ---------
NET INCREASE IN CASH                               35,820                   500               36,320

CASH AT BEGINNING OF PERIOD                           500                     0                    0

                                                ---------             ---------            ---------
CASH AT END OF PERIOD                           $  36,320             $     500            $  36,320
                                                =========             =========            =========
SUPPLEMENTAL INFORMATION
  Interest Paid for Period                      $     250             $       0            $     250
                                                =========             =========            =========

  Income Tax Paid for Period                    $       0             $       0            $       0
                                                =========             =========            =========


                 See Accompanying Notes and Accountant's Report

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 and 1999

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

         INCOME TAXES - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the years ended December 31, 2000 and 1999.

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

3.       STOCKHOLDERS EQUITY:

         PREFERRED STOCK - The Company is authorized to issue 5,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. No shares of preferred stock has been issued.

         COMMON STOCK - The Company is authorized to issue 20,000,000 shares of common stock at $.0001 par value. The Company has issued 5,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended and restricted pursuant to Rule 144 of the Securities Act of 1933 as amended.

         SUBSCRIBED COMMON STOCK - The Company has received subscriptions to its common stock for 410,000 shares as of December 31, 2000, as part of a 1,000,000 share offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. All 410,000 shares subscribed are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended.

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

6.       SUBSEQUENT EVENTS:

         LAND CONTRACTS - The President and Chief Executive Officer has executed certain land contracts totaling $11,389,600 which the Company intends to develop in the future. Such contracts are due to close on September 1, 2001. The President and Chief Executive Officer has deposited $180,000 into escrow pending closing and the Company will reimburse him when he assigns the contracts to the Company.

         AGREEMENTS - The Company entered into a management and financial consulting agreement on January 15, 2001, with Union Atlantic LC, as consultant, to provide management and financial consulting services, and Union Atlantic Capital LC, as investment bank, to provide investment banking services, for a fee of $25,000. The Company shall issue, subject to certain conditions described below, to Union Atlantic a warrant to purchase five (5%) (250,000 shares) of the outstanding common stock of the Company if and only if a covered transaction occurs. The exercise per share price of the warrants shall equal the per share price paid by investors in the first covered transaction between October 31, 2001, and October 31, 2004. The warrants will expire seven (7) years after the date of issue, and can be exercised at any time in whole or in part. There is a restriction from selling more than 25% of the underlying shares during any single calendar quarter.

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

7.       NET LOSS PER SHARE - Basic net loss per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The computations of basic net loss per share and diluted net loss per share are as follows:


                                                                             2000                        1999
                                                                             ----                        ----

               Basic weighted average shares                              5,000,000                    5,000,000

               Effect of dilutive securities:
               Common stock subscriptions                                    61,500                           --

                                                                     --------------               --------------
               Dilutive potential common shares                           5,061,500                    5,000,000
                                                                     ==============               ==============

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Each of the our directors is elected by our shareholders to a term of one year and serves until his or her successor is elected and qualified. Each of the officers is appointed by the Board of Directors and serves at the discretion of the Board of Directors. The Board of Directors does not have a nominating, audit, or compensation committee.

         The following table sets forth certain information regarding our executive officers and directors as of the date of this prospectus:

             NAME                AGE                      POSITION(S)                         DIRECTOR SINCE
------------------------------- ------ --------------------------------------------------- ----------------------
Soloman Lam                      47          CEO, President, Treasurer and Director                2000

Redding Stevenson                64           Chief Operating Officer and Director                 2000

Sara Lam                         47                         Director                               2000

Samantha Lam                     22                         Director                               2000


Vernon Priest                    51            Vice President of Development and                   2000
                                                    Engineering and Director

Tina Giacalone                   49                  Secretary and Director                        2000



Clinton Beckwith                 58            Vice President of Public Relations                  2000
                                                           and Director


         SOLOMAN LAM has served as Chief Executive Officer, President and a director since 2000. From 1977 to 1999, Mr. Lam served as President of Equewest Investment Ltd., a commercial and residential real estate development company. Mr. Lam has managed numerous large-scale projects including a 400-acre, $20 million subdivision near Vancouver, B.C., and a $30 million 16-story hotel in downtown Vancouver. Mr. Lam received a Bachelor of Science degree in Business Administration from Boston University in 1976.

         REDDING STEVENSON has served as Chief Operating Officer and a director since 2000. From 1988 to present, Mr. Stevenson has served as President and CEO of Amerinvest Development Corporation, a real estate development company. Mr. Stevenson has more than 35 years of experience in executive management in all phases of real estate development, real estate/transit related and infrastructure projects, privatization initiatives and governmental relations.

         SARA LAM has served as a director of Newport since 2000. Since 1998, Sara Lam has worked for Macy's department store in Palm Beach Gardens, Florida and West Palm Beach, Florida in various capacities. Prior to 1998, Sara Lam was a homemaker.

         SAMANTHA LAM has served as a director of Newport since 2000. Since 1996, Samantha Lam has been a professional equestrian athlete who trains and competes in equestrian show jumping competitions, mostly in Germany.

         VERNON PRIEST has served as Vice President of Development and Engineering and as a director of Newport since 2000 and specializes in development and rezoning issues. From 2000 to present, Mr. Priest served as the Real Estate Director for West Coast Partners, a real estate development company in Clearwater, Florida. From 1996 until 1999, Mr. Priest served as a Development Management Consultant to Equitable Life Insurance, a general insurance company which financed the construction and development of the Western Park of Commerce in Weston, Florida. Mr. Priest earned his MBA from Nova Southeastern University in 1995 and his Bachelor of Science in Ocean Engineering from Florida Atlantic University in 1973.

         TINA GIACALONE has been the Secretary and a director of Newport since 2000. Since 1995, Ms. Giacalone has been a professional consultant for Computype, a secretarial and administrative services company she owns. Ms. Giacalone has over 25 years of experience in business administration. Ms. Giacalone has an associate's degree of Business Management from the Gold Coast College of T.A.F.E. in Queensland, Australia.

         CLINTON BECKWITH has been the Vice President of Public Relations and a director of Newport since 2000. Additionally, from 1993 to present, Mr. Beckwith has served as a manager of Clinda Resources, Inc., a private real estate holding company. From 1998 to present, Mr. Beckwith has also served as the publisher and a director of Waterway Times Media Group, Inc., a maritime magazine concentrating on boating and water-related leisure activities. Mr. Beckwith has been self-employed and owned various business entities over the last 30 years. His businesses have included several book, newspaper and magazine publishing companies and a building supply company.

         Soloman Lam, Chief Executive Officer and President of Newport, is the husband of Sara Lam and the father of Samantha Lam, both directors and significant shareholders of Newport.

Indemnification of Directors and Officers

         Newport shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of Newport, or served any other enterprise as director, officer or employee at the request of Newport. The Board of Directors, in its discretion, shall have the power on behalf of Newport to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of Newport.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING NEWPORT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 10. EXECUTIVE COMPENSATION.

         No officer, director or principal shareholder has received any form of compensation from Newport since its inception.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of December 31, 2000 with respect to the beneficial ownership of our common stock by all persons known by us to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, each named beneficial owner has, sole voting and investment power.

NAME AND ADDRESS (1)                                   NUMBER OF SHARES
OF BENEFICIAL OWNER                                   BENEFICIALLY OWNED             PERCENT OF CLASS (%)
---------------------------------------------     ---------------------------      --------------------------
Soloman Lam                                                4,700,000(2)                           70.5

Vernon Priest                                                      0                               0

Redding Stevenson                                                  0                               0

Tina Giacalone                                                     0                               0

Clinton Beckwith                                                   0                               0

Samantha Lam                                               4,700,000(2)                           70.5

Sara Lam                                                   4,700,000(2)                           70.5

FS Capital Markets Group Inc.
    1422 Chestnut Street
    Suite 410
    Philadelphia, PA 19102                                   300,000                               6.0

All Officers and Directors as a group
(7 persons)                                                4,700,000                              70.5

----------------------
     (1) Unless otherwise indicated, the address for each principal shareholder is 11863 Wimbledon Circle, Suite 418, Wellington, FL 33414.

     (2) Represents 3,525,000 shares of common stock owned directly by Samantha Lam and 1,175,000 shares of common stock owned by Sara Lam. Soloman Lam disclaims beneficial ownership of the 4,700,000 shares of common stock owned by his wife, Sara Lam, and his daughter, Samantha Lam. Sara Lam disclaims beneficial ownership of the 3,525,000 shares of common stock owned by her daughter, Samantha Lam. Samantha Lam disclaims beneficial ownership of the 1,175,000 shares of common stock owned by her mother, Sara Lam.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Soloman Lam, our President and Chief Executive Officer, has entered into two exclusive land sales contracts to purchase approximately 3,300 acres of land in Sumter County. If we decide to purchase the property, Mr. Lam will assign the land sales contracts to us. Mr. Lam has deposited $180,000 in connection with the land sales contracts, which amount is being held in escrow pending closing. If we close on the land and sales contracts, we plan to reimburse Mr. Lam for the $180,000 deposit.

         In September 1999, we entered in a consulting agreement with FS Capital Markets Group, Inc. to perform consulting services and take certain actions to insure an orderly business combination in our stock-for-stock merger with First Philadelphia Capital Corp. We paid FS Capital Markets Group, Inc. a fee of $95,000 and issued it 300,000 shares of our common stock, computed after completion of the transaction.

         During Newport's development stage, our President and Chief Executive advanced $33,460 on behalf of Newport for working capital. Such advances are unsecured, non-interest bearing and due on demand.

         In April 2000, our President and Chief Executive Officer assigned to Conservation Anglers Mfg., Inc., the exclusive licensing rights to a patent he owned for consideration of $40,000 cash.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(b)               On September 6, 2000, First Philadelphia Capital Corp.
         announced it had terminated its agreement with FS Capital Markets Group, Inc. for certain financial consulting services, including pursuing possible business combinations.

                  On November 6, 2000, Conservation Anglers Mfg., Inc. filed a current report on Form 8-K to announce that on October 30, 2000 Conservation Anglers Manufacturing, Inc. had consummated a stock-for-stock merger with First Philadelphia Capital Corp. whereby First Philadelphia Capital Corp. would be the surviving corporation and First Philadelphia Capital Corp. would change its name to Conservation Anglers Mfg., Inc. As a result of the merger, Michael Tay resigned as Conservation Anglers Mfg., Inc.'s sole director and was replaced with Solomon Lam.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused the amended report to be signed on its behalf by the undersigned, hereunto duly authorized in the City of Wellington, State of Florida, on November 20, 2001.

                                  NEWPORT INTERNATIONAL GROUP, INC.

                                  By: /s/ Solomon Lam
                                      ------------------------------------------
                                      Soloman Lam, President and Chief Executive
                                      Officer

         In accordance with the requirements of the Exchange Act, this amended report has been signed by the following persons in the capacities and on the dates stated.

               SIGNATURE                                     TITLE                                  DATE
               ---------                                     -----                                  ----

/s/ Soloman Lam                                     President and Director                    November 20, 2001
----------------------------------------       (Principal Executive, Financial
Soloman Lam                                         and Accounting Officer)


/s/ Samantha Lam                                           Director                           November 20, 2001
----------------------------------------
Samantha Lam


/s/ Sara Lam                                               Director                           November 20, 2001
----------------------------------------
Sara Lam


/s/ Redding Stevenson                              Chief Operating Officer                    November 20, 2001
----------------------------------------                and a Director
Redding Stevenson



/s/ Vernon Priest                              Vice President of Development and              November 20, 2001
----------------------------------------          Engineering and a Director
Vernon Priest


/s/ Tina Giacalone                                 Secretary and a Director                   November 20, 2001
----------------------------------------
Tina Giacalone


/s/ Clinton Beckwith                                   Vice President of                      November 20, 2001
----------------------------------------        Public Relations and a Director
Clinton Beckwith