Form 10QSB/A
period 2001-03-31
NEWPORT INTERNATIONAL GROUP INC
filed 2001-11-21
CIK 1103577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2001

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------
                         Commission file number 0-30587

                        NEWPORT INTERNATIONAL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


                     DELAWARE                                 23-3030650
          ------------------------------                ------------------
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

                           Outstanding at May 12, 2000
                   Common Stock, par value $0.0001 - 5,000,000

                       ----------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)

                          REVIEWED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)


                                      INDEX

--------------------------------------------------------------------------------

                                                                                                                Page(s)
Independent Accountant's Report                                                                                   1

Financial Statements
   Balance Sheet as of March 31, 2001                                                                           2-3

   Statement of Operations for the 3 months ended March 31, 2001 and 2000 and
     for the period December 27, 1999 (inception) to March 31, 2001.                                              4

   Statement of Stockholders' Equity for the period December 27, 1999, (inception)
     to March 31, 2001.                                                                                           5

   Statement of Cash Flows for the 3 months ended March 31, 2001 and 2000, and
     for the period December 27, 1999 (inception) to March 31, 2001.                                              6

Notes to Financial Statements                                                                                  7-10

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders of Newport International Group, Inc.

We have reviewed the accompanying balance sheet of Newport International Group, Inc. (a development stage company) as of March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the three (3) months ended March 31, 2001 and 2000 and for the period from December 27, 1999 (inception), to March 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Newport International Group, Inc.

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


                                             /s/ J.P. Spillane, C.P.A., P.A.
                                             ----------------------------------

Wellington, Florida
May 1, 2001

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2001


                                     ASSETS

CURRENT ASSETS

     Cash-Operating Account                           $     67,629
     Prepaid Consulting Fees                                10,000
                                                      ------------

Total Current Assets                                                      $     77,629

FIXED ASSETS
     Office Furniture & Equipment                     $        201
     Accumulated Depreciation                                  (11)
                                                      ------------

Total Fixed Assets                                                        $        190

OTHER ASSETS
     Organization Costs                               $        360
     Accumulated Amortization                                  (30)
     Patent Costs                                           41,614
     Deferred Development Costs                              3,500
                                                      ------------

Total Other Assets                                                        $     45,444
                                                                          -----------
TOTAL ASSETS                                                              $    123,263
                                                                          ============

                 See Accompanying Notes and Accountant's Report

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2001


                        LIABILITIES & STOCKHOLDERS EQUITY


CURRENT LIABILITIES                                                                               $           0
                                                                                                  -------------

Total Current Liabilities                                                                         $           0

LONG TERM LIABILITIES
     Loans from Officer                                                   $      44,170
                                                                          -------------

Total Long Term Liabilities                                                                       $      44,170

                                                                                                  =============
TOTAL LIABILITIES                                                                                 $      44,170

COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENTS

STOCKHOLDERS EQUITY
   Preferred Stock - $.0001 Par Value, 5,000,000 Shares Authorized,
     None Issued                                                          $           0
   Common Stock - $.0001 Par Value, 20,000,000 Shares Authorized,
     5,000,000 Shares Issued and Outstanding                                        500
   Subscribed Common Stock                                                           76
   Additional Paid in Capital                                                   186,513
   Deficit Accumulated During Development Stage                                (107,996)
                                                                          -------------

TOTAL STOCKHOLDERS EQUITY                                                                         $      79,093
                                                                                                  -------------

TOTAL LIABILITIES & STOCKHOLDERS EQUITY                                                           $     123,263
                                                                                                  =============


                 See Accompanying Notes and Accountant's Report

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                             Statement of Operations
                 For The 3 Months Ended March 31, 2001 and 2000
         And The Period From Dec. 27, 1999 (Inception) to March 31, 2001


                                       For the 3            For the 3         Dec. 27, 1999
                                      Months Ended        Months  Ended       (Inception) to
                                      Mar. 31, 2001       Mar. 31, 2000       Mar. 31, 2001
                                      -------------       -------------       -------------
REVENUES                              $           0       $           0       $           0

COST OF SALES                                     0                   0                   0
                                      -------------       -------------       -------------
GROSS PROFIT                                      0                   0                   0
                                      -------------       -------------       -------------

OPERATING EXPENSES
   Auto Expense                                 144                   0                 758
   Organizational Expenses                        0                 299                 299
   Entertainment Expense                        441                   0                 768
   Travel Expense                                73                   0                  73
   Office Expense                             1,110                   0               2,448
   Postage                                      116                   0                 462
   Telephone                                     81                   0               1,398
   Professional Fees                          4,906                   0               5,900
   Contract Services                              0                   0                 395
   Consulting Fees                                0                   0              95,000
   Bank Charges                                  54                   0                 120
   Interest Expense                               0                   0                 250
   Depreciation & Amortization                   29                   0                  41
   Taxes & Licenses                              35                   0                  84
                                      -------------       -------------       -------------
Total Operating Expenses                      6,989                 299             107,996
                                      -------------       -------------       -------------
Net Loss                              $      (6,989)      $        (299)      $    (107,996)
                                      =============       =============       =============
Net Loss Per Share
   Basic                              $        (.00)      $        (.00)      $        (.02)
                                      =============       =============       =============
   Diluted                            $        (.00)      $        (.00)      $        (.02)
                                      =============       =============       =============

                 See Accompanying Notes and Accountant's Report

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
       Statement of Stockholders' Equity for the Period December 27, 1999
                          (Inception) to March 31, 2001


                                         Common Stock             Subscribed Stock                     Deficit
                                   ------------------------   ------------------------               Accumulated
                                     Number                     Number                  Additional     During
                                       Of                         Of                      Paid In    Development
                                     Shares        Amount       Shares       Amount       Capital      Stage          Total
                                   ----------   -----------   -----------  -----------  -----------  -----------   -----------
Issuance of Common Stock
  on Dec. 27, 1999 for Cash
  at $.0001 Per Share               5,000,000   $       500             0  $         0  $         0  $         0   $       500

Net Loss Dec. 27, 1999 to
  Dec. 31, 1999                             0             0             0            0            0            0             0
                                   ----------   -----------   -----------  -----------  -----------  -----------   -----------
Balance Dec. 31, 1999               5,000,000           500             0            0            0            0           500

Unreimbursed Expenses                       0             0             0            0          299            0           299
Cancellation of Common
  Stock Prior to Merger at $.0001
  Per Share                        (4,700,000)         (470)            0            0            0            0          (470)
Issuance of Common Stock at
  Merger at $.0001 Per Shares       4,700,000           470             0            0            0            0           470
Pooling of Interest                         0             0             0            0       13,530            0        13,530
Payment of Subscribed
  Common Stock                              0             0       410,000           41       94,959            0        95,000
Net Loss for 2000                           0             0             0            0            0     (101,007)     (101,007)
                                   ----------   -----------   -----------  -----------  -----------  -----------   -----------
Balance December 31, 2000           5,000,000   $       500       410,000  $        41  $   108,788  $  (101,007)  $     8,322

Payment of Subscribed
  Common Stock                              0             0       347,080           35       77,725            0        77,760
Net Loss Jan. 1, 2001 to
  Mar. 31, 2001                             0             0             0            0            0       (6,989)       (6,989)
                                   ----------   -----------   -----------  -----------  -----------  -----------   -----------
Balance Mar. 31, 2001               5,000,000   $       500       757,080  $        76  $   186,513  $  (107,996)  $    79,093
                                   ==========   ===========   ===========  ===========  ===========  ===========   ===========


                 See Accompanying Notes and Accountant's Report

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                 For The 3 Months Ended March 31, 2001 and 2000
         And The Period From Dec. 27, 1999 (Inception) to Mar. 31, 2001

                                             For the 3          For the 3          Dec. 27, 1999
                                           Months Ended        Months Ended       (Inception) to
                                           Mar. 31, 2001       Mar. 31, 2000       Mar. 31, 2001
                                           -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                $      (6,989)      $        (299)      $    (107,996)
   Depreciation and Amortization                      29                   0                  41
   Patent Costs                                        0                   0             (41,614)
   Deferred Development costs                          0                   0              (3,500)
   Prepaid Consulting Fees                       (10,000)                  0             (10,000)
                                           -------------       -------------       -------------
   NET CASH FROM OPERATING ACTIVITIES            (16,960)               (299)           (163,069)
                                           -------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Organization Costs                                  0                (360)               (360)
   Office Furniture & Equipment                     (201)                  0                (201)
NET CASH FROM INVESTING ACTIVITIES                  (201)               (360)               (561)
                                           -------------       -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from Officer                            (29,290)                360              44,170
   Common Stock                                        0                   0                 500
   Subscribed Common Stock                            35                   0                  76
   Additional Paid in Capital                     77,725                 299             186,513
                                           =============       =============       =============
NET CASH FROM FINANCING ACTIVITIES                48,470                 659             231,259
                                           -------------       -------------       -------------
NET INCREASE IN CASH                              31,309                   0              67,629

CASH AT BEGINNING OF PERIOD                       36,320                 500                   0
                                           -------------       -------------       -------------
CASH AT END OF PERIOD                      $      67,629       $         500       $      67,629
                                           =============       =============       =============
SUPPLEMENTAL INFORMATION
   Interest Paid for Period                $           0       $           0       $         250
                                           =============       =============       =============
   Income Tax Paid for Period              $           0       $           0       $           0
                                           =============       =============       =============

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

         Income Taxes - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109," Accounting for Income Taxes," (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the periods ended March 31,2001.

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

         Common Stock - The Company is authorized to issue 20,000,000 shares of common stock at $.0001 par value. The Company has issued 5,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 as amended and restricted pursuant to Rule 144 of the Securities Act of 1933 as amended.

         Subscribed Common Stock - The Company has received subscriptions to its common stock for 757,080 shares as of March 31, 2001, as part of a 1,000,000 share offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. All the shares are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended.

         Additional Paid In Capital - Additional paid in capital at March 31,
                  2001, represents the amount paid for common stock issued or subscribed to in excess of par value and $299 in unreimbursed expenses.

4.       TRANSACTION WITH RELATED PARTY - On August 17, 2000, the Company
                  entered into a consulting agreement with FS Capital Markets Group, Inc. to perform consulting services and take certain actions and undertake certain obligations to insure an orderly business combination as reported above under pooling of interests, for a fee of $95,000. At March 31,2001, FS Capital Markets Groups, Inc. owned 300,000 shares of the issued and outstanding common stock of the Company.

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

7.       AGREEMENTS - The Company entered into a management and financial consulting agreement on January 15, 2001, with Union Atlantic LC, as consultant, to provide management and financial consulting services, and Union Atlantic Capital LC, as investment bank, to provide investment banking services, for a fee of $25,000. The Company shall issue to Union Atlantic a warrant to purchase five (5%) (250,000 shares) of the outstanding common stock of the Company. The exercise per share price of the warrants shall equal the per share price paid by investors in the first covered transaction between October 31, 2001, and October 31, 2004. The warrants will expire seven (7) years after the date of issue, and can be exercised at any time in whole or in part. There is a restriction from selling more than 25% of the underlying shares during any single calendar quarter. The warrant had not been issued at March 31, 2001.

8.      NET LOSS PER SHARE - Basic net loss per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The computations of basic net loss per share and diluted net loss per share are as follows:

                                                             2001
                                                          ---------
Basic weighted average shares                             5,000,000

Effect of dilutive securities:
   Common stock subscriptions                               173,744
                                                          ---------
Dilutive potential common shares                          5,173,744
                                                          =========

9.       SUBSEQUENT EVENTS - The Company entered into an agreement with First
                  Level Capital, Inc. on April 27, 2001, for certain financial consulting services. The Company agreed to issue 20,000 shares of its common stock to First Level Capital, Inc. for this service. The effect of this agreement is not included in the financial statements as the stock was not issued at March 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         From January 1, 2001 through March 31, 2001, "accredited investors" subscribed for a total of 347,086 shares of common stock for a total of $77,250. Newport sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Neither Newport nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. Purchasers, or the beneficial owners of purchasers that are entities, are friends or business associates of the officers and directors of Newport. No services were performed by any purchaser as consideration for the shares issued. All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities had not been registered under the Securities Act of 1933, as amended and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 3 - EXHIBITS AND REPORTS ON FORM 8-K

         On November 6, 2000, Conservation Anglers Mfg., Inc. filed a current report on Form 8-K to announce that on October 30, 2000 it had consummated the stock-for-stock merger with First Philadelphia Capital Corp. On January 11, 2001, Conversation Anglers Mfg., Inc. amended this current report on Form 8-K to include the required financial statements of First Philadelphia Corp. and the pro forma financial information of Conservation Anglers Mfg., Inc.

         On February 5, 2001, Conservation Anglers Mfg., Inc filed current reports on Form 8-K and Form 8-K/A to disclose that it had changed its name from Conservation Anglers Mfg., Inc. to Newport International Group, Inc.

         On March 19, 2000, Newport International Group, Inc. filed a current report on Form 8-K to disclose that Newport had changed its Independent Certifying Accountants from H. Timothy Woo & Co., CPAs to J.P. Spillance, CPA effective March 16, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEWPORT INTERNATIONAL GROUP, INC.
                                    (Registrant)


                                    By:      /s/ Soloman Lam
                                        ------------------------------------
                                        Soloman Lam, President, Chief
                                        Executive Officer Treasurer and
                                        Director
                                         (Principal Executive, Financial and
                                        Accounting Officer)

Date:  November 20, 2001