Form 10QSB/A
period 2001-06-30
NEWPORT INTERNATIONAL GROUP INC
filed 2001-11-21
CIK 1103577

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

         For the transition period from ______________ to _____________

                         Commission file number 0-30587

                        NEWPORT INTERNATIONAL GROUP, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)


                 DELAWARE                                23-3030650
      -------------------------------               ------------------
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

                         Outstanding at August 12, 2000
                   Common Stock, par value $0.0001 - 5,000,000

                       ----------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)


                                      INDEX

                                                                                     Page(s)

Independent Auditors' Report                                                             1

Financial Statements
     Balance Sheet as of June 30, 2001                                                 2-3

     Statement of Operations for the 6 months Ended June 30, 2001 and 2000 and for the period December 27, 1999 (inception) to
       June 30, 2001.                                                                    4

     Statement of Stockholders' Equity for
       the period December 27, 1999, (inception)
       to June 30, 2001.                                                                 5

     Statement of Cash Flows for the 6 months ended June 30, 2001 and 2000, and for the period December 27, 1999
       (inception) to June 30, 2001.                                                     6

Notes to Financial Statements                                                         7-10

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders of Newport International Group, Inc.

We have reviewed the accompanying balance sheet of Newport International Group, Inc. (a development stage company) as of June 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the six (6) months ended June 30, 2001 and 2000 and for the period from December 27, 1999 (inception), to June 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Newport International Group, Inc.

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

Wellington, Florida
August 2, 2001

                                      /s/ J.P. Spillane, C.P.A., P.A.
                                      -----------------------------------------

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2001


                                     ASSETS



CURRENT ASSETS
   Cash-Operating Account                                             $ 20,295
   Prepaid Loan Fee                                                      9,868
                                                                      --------

Total Current Assets                                                                $ 30,163

FIXED ASSETS                                                                               0
   Office Furniture & Equipment                                       $    382
   Accumulated Depreciation                                                (32)
                                                                      --------

Total Fixed Assets                                                           0      $    350

OTHER ASSETS
   Organization Costs                                                      360
   Accumulated Amortization                                                (48)
   Patent Costs                                                         43,484
   Deferred Development Costs                                            3,500
                                                                      --------

Total Other Assets                                                                  $ 47,296

                                                                                    --------
TOTAL ASSETS                                                                        $ 77,809
                                                                                    ========


                 See Accompanying Notes and Accountant's Report

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2001

                        LIABILITIES & STOCKHOLDERS EQUITY


CURRENT LIABILITIES                                                     $        0
                                                                        ----------

Total Current Liabilities                                                              $      0

LONG TERM LIABILITIES
   Loans from Officer                                                   $   44,170
                                                                        ----------

Total Long Term Liabilities                                                            $ 44,170
                                                                                       --------

TOTAL LIABILITIES                                                                      $ 44,170

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS EQUITY
   Preferred Stock - $.0001 Par Value, 5,000,000 Shares
     Authorized, None Issued                                            $        0
   Common Stock - $.0001 Par Value, 20,000,000 Shares Authorized,
     5,000,000 Shares Issued and Outstanding                                   500
   Subscribed Common Stock                                                      76
   Additional Paid in Capital                                              187,513
   Deficit Accumulated During Development Stage                           (154,450)
                                                                        ----------

TOTAL STOCKHOLDERS EQUITY                                                              $ 33,639
                                                                                       --------

TOTAL LIABILITIES & STOCKHOLDERS EQUITY                                                $ 77,809
                                                                                       ========


                 See Accompanying Notes and Accountant's Report

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                             Statement of Operations
                  For The 6 Months Ended June 30, 2001 and 2000
         And The Period From Dec. 27, 1999 (Inception) to June 30, 2001

                                          For the 6            For the 6          Dec. 27, 1999
                                        Months Ended          Months Ended       (Inception) To
                                       June 30, 2001         June 30, 2000        June 30, 2001
                                       -------------         -------------        -------------
REVENUES                                 $        0             $     0             $        0

COST OF SALES                                     0                   0                      0
                                         ----------             -------             ----------

GROSS PROFIT                                      0                   0                      0
                                         ----------             -------             ----------

OPERATING EXPENSES
  Auto Expense                                  645                   0                  1,259
  Advertising                                   534                   0                    534
  Organizational Expenses                         0                 299                    299
  Entertainment Expenses                      1,662                   0                  1,989
  Travel Expense                                701                   0                    701
  Office Expense                              1,372                   0                  2,710
  Postage                                       175                   0                    521
  Telephone                                     385                   0                  1,702
  Professional Fees                          15,970                   0                 16,964
  Contract Services                               0                   0                    395
  Consulting Fees                            25,248                   0                120,248
  Finders Fee                                 1,500                   0                  1,500
  Bank Charges                                   85                   0                    151
  Rent                                        5,000                   0                  5,000
  Interest Expense                                0                   0                    250
  Utilities                                      63                   0                     63
  Depreciation & Amortization                    68                   0                     80
  Taxes & Licenses                               35                   0                     84
                                         ----------             -------             ----------
Total Operating Expenses                     53,443                 299                154,450
                                         ----------             -------             ----------

Net Loss                                 $  (53,443)            $  (299)            $ (154,450)
                                         ==========             =======             ==========

Net Loss Per Share
  Basic                                  $     (.01)            $  (.00)            $     (.03)
                                         ==========             =======             ==========

  Diluted                                $     (.01)            $  (.00)            $     (.03)
                                         ==========             =======             ==========


                 See Accompanying Notes and Accountant's Report

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
       Statement of Stockholders' Equity for the Period December 27, 1999
                          (Inception) to June 30, 2001

                                             Common Stock           Subscribed Stock                      Deficit
                                       ----------------------       -----------------                   Accumulated
                                         Number                     Number               Additional        During
                                           Of                         Of                  Paid In       Development
                                         Shares        Amount       Shares     Amount     Capital          Stage          Total
                                       ----------      ------       -------    ------    ----------     -----------     ---------
Issuance of Common Stock
  on Dec. 27, 1999 for Cash
  at $.0001 Per Share                   5,000,000       $ 500             0      $ 0      $      0      $       0       $     500
Net Loss Dec. 27, 1999 to
  Dec. 31, 1999                                 0           0             0        0             0              0               0
                                       ----------       -----       -------      ---      --------      ---------       ---------
Balance Dec. 31, 1999                   5,000,000         500             0        0             0              0             500

Unreimbursed Expenses                           0           0             0        0           299              0             299
Cancellation of Common
  Stock Prior to Merger at $.0001
  Per Share                            (4,700,000)       (470)            0        0             0              0            (470)
Issuance of Common Stock at
  Merger at $.0001 Per Shares           4,700,000         470             0        0             0              0             470
Pooling of Interest                             0           0             0        0        13,530              0          13,530
Payment of Subscribed
  Common Stock                                  0           0       410,000       41        94,959              0          95,000
Net Loss for 2000                               0           0             0        0             0       (101,007)       (101,077)
                                       ----------       -----       -------      ---      --------      ---------       ---------
Balance December 31, 2000               5,000,000       $ 500       410,000      $41      $108,788       (101,007)      $   8,322

Payment of Subscribed
  Common Stock                                  0           0       349,080       35        78,725              0          78,760
Net Loss Jan. 1, 2001 -
  June 30, 2001                                 0           0             0        0             0        (53,443)        (53,443)
                                       ----------       -----       -------      ---      --------      ---------       ---------
Balance June 30, 2001                   5,000,000       $ 500       759,080      $76      $187,513      $(154,450)      $  33,639
                                       ==========       =====       =======      ===      ========      =========       =========


                 See Accompanying Notes and Accountant's Report

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                  For The 6 Months Ended June 30, 2001 and 2000
         And The Period From Dec. 27, 1999 (Inception) to June 30, 2001

                                                For The 6             For The 6           Dec. 27, 1999
                                               Months Ended         Months Ended         (Inception) to
                                              June 30, 2001         June 30, 2000         June 30, 2001
                                              -------------         -------------        --------------
CASH FLOWS FROM OPERATING EXPENSES
  Net Loss                                      $  (53,443)            $  (299)            $ (154,450)
  Depreciation & Amortization                           68                   0                     80
  Patent Costs                                      (1,870)                  0                (43,484)
  Deferred Development Costs                             0                   0                 (3,500)
  Prepaid Loan Fee                                  (9,868)                  0                 (9,868)
                                                ----------             -------             ----------
NET CASH FROM OPERATING ACTIVITIES                 (65,113)               (299)              (211,222)
                                                ----------             -------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Organization Costs                                     0                (360)                  (360)
  Office Furniture & Equipment                        (382)                  0                   (382)
                                                ----------             -------             ----------
NET CASH FROM INVESTING ACTIVITIES                    (382)               (360)                  (742)
                                                ----------             -------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans From Officer                               (29,290)                360                 44,170
  Common Stock                                           0                   0                    500
  Subscribed Common Stock                               35                   0                     76
  Additional Paid In Capital                        78,725                 299                187,513
                                                ----------             -------             ----------
NET CASH FROM FINANCING ACTIVITIES                  49,470                 659                232,259
                                                ----------             -------             ----------

NET INCREASE (DECREASE) IN CASH                    (16,025)                  0                 20,295

CASH AT BEGINNING OF PERIOD                         36,320                 500                      0
                                                ----------             -------             ----------
CASH AT END OF PERIOD                           $   20,295             $   500             $   20,295
                                                ==========             =======             ==========

SUPPLEMENTAL INFORMATION
  Interest Paid for Period                      $        0             $     0             $      250
                                                ==========             =======             ==========

  Income Tax Paid for Period                    $        0             $     0             $        0
                                                ==========             =======             ==========


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

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


         Income Taxes - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the periods ended June 30, 2001 and 2000.

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


         Common Stock - The Company is authorized to issue 20,000,000 shares of common stock at $.0001 par value. The Company has issued 5,000,000 shares of its common stock pursuant to Rule 4(2) of the Securities Act of 1933, as amended and restricted pursuant to Rule 144 of the Securities Act of 1933 as amended.

         Subscribed Common Stock - The Company has received subscriptions to its common stock for 759,080 shares as of June 30, 2001, as part of a 1,000,000 share offering pursuant to Rule 4(2) of the Securities Act of 1933, as amended. All of these shares are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended.

         Additional Paid In Capital - Additional paid in capital at June 30,
              2001, represents the amount paid for common stock issued or subscribed to in excess of par value and $299 in unreimbursed expenses.

4.       TRANSACTION WITH RELATED PARTY - On August 17, 2000, the Company
              entered into a consulting agreement with FS Capital Markets Group, Inc. to perform consulting services and take certain actions and undertake certain obligations to insure an orderly business combination as reported above under pooling of interests, for a fee of $95,000. At June 30,2001, FS Capital Markets Groups, Inc. owned 300,000 shares of the issued and outstanding common stock of the Company.

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

6.       LAND CONTRACTS - The President and Chief Executive Officer has executed certain land contracts totaling $11,389,600 which the Company intends to develop in the future. Such contracts were due to close on September 1, 2001, but were extended to March 1, 2002 at the sellers request. The President and Chief Executive Officer has deposited $180,000 into escrow pending closing and the Company will reimburse him when he assigns the contracts to the Company.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


7.       AGREEMENTS - The Company entered into a management and financial consulting agreement on January 15, 2001, with Union Atlantic LC, as consultant, to provide management and financial consulting services, and Union Atlantic Capital LC, as investment bank, to provide investment banking services, for a fee of $25,000. The Company shall issue to Union Atlantic a warrant to purchase five (5%) (250,000 shares) of the outstanding common stock of the Company. The exercise per share price of the warrants shall equal the per share price paid by investors in the first covered transaction between October 31, 2001, and October 31, 2004. The warrants will expire seven (7) years after the date of issue, and can be exercised at any time in whole or in part. There is a restriction from selling more than 25% of the underlying shares during any single calendar quarter. The warrant had not been issued at June 30, 2001.

                      The Company entered into an agreement with First Level
              Capital, Inc. on April 27, 2001, for certain financial consulting services. The Company agreed to issue 20,000 shares of its common stock to First Level Capital, Inc. for this service. The effect of this agreement is not included in the financial statements as the stock was not issued until August 23, 2001.

8.       NET LOSS PER SHARE - Basic net loss per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The computations of basic net loss per share and diluted net loss per share are as follows:

                                                                     2001             2000
                                                                     ----             ----
               Basic weighted average shares                      5,000,000        5,000,000

               Effect of dilutive securities:
               Common stock subscriptions                           271,078               --

                                                                 ----------       ----------
               Dilutive potential common shares                   5,271,078        5,000,000
                                                                 ==========       ==========

9.       SUBSEQUENT EVENTS - On August 23, 2001 the Company issued 1,025,780 shares of its common stock to satisfy stock subscriptions and other obligations, making the total issued and outstanding common restricted shares of 6,025,780.

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

         In order to develop the property, we will have to obtain approval for a development of regional impact, or DRI, from Sumter County, and rezone the property, as well as prepare a land use amendment application, a planned unit development, or PUD, zoning application, a conceptual master plan and a residential market study. These procedures and applications are estimated to take approximately 18 months to complete and there can be no assurance that the applications will be approved, or approved on terms favorable to us. The total cost of our preparation, investigation and due diligence studies is estimated to be approximately $1,000,000. We expect to acquire the raw land for the proposed project and commence operations during the next nine to 15 months. This property is not likely to produce revenue from deposits for an additional six to 12 months and is not likely to generate significant revenue until after the DRI and other approvals have been obtained.

         To date, we have raised approximately $240,000 for working capital by selling common stock in a private placement transaction. We used and are using these funds to develop our business plan, identify real estate investment opportunities, pay expenses to prepare our required filings with the SEC. These funds were not intended to be sufficient to implement our business plan. We will need to raise additional funds, both in the form of equity and debt, to acquire the proposed project and commence operations. At present, we expect that we will require approximately $13,500,000 for such purposes. This amount could change as we refine and implement our business plan. We believe we can borrow a large portion of the funds needed to acquire the proposed property, and plan to raise the balance through the sale of common stock; however, we do not have firm commitments for any additional financing.

         If we choose not to go ahead with the purchase of the property, we have sufficient cash for approximately the next 12-15 months.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         From April 1, 2001 through June 30, 2001, "accredited investors" subscribed for a total of 2,000 shares of our common stock for a total of $1,475. Newport sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Neither Newport nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. Purchasers, or the beneficial owners of purchasers that are entities, are friends or business associates of the officers and directors of Newport. No services were performed by any purchaser as consideration for the shares issued. All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities had not been registered under the Securities Act of 1933, as amended and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

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