Form 10QSB/A
period 2001-09-30
NEWPORT INTERNATIONAL GROUP INC
filed 2001-12-14
CIK 1103577

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

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -------------

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

                        Outstanding at November 12, 2000
                   Common Stock, par value $0.0001 - 6,025,780

                       ----------------------------------

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)


                                      INDEX


                                                         Page(s)

Independent Accountant's Report                             1

Financial Statements
   Balance Sheet as of September 30, 2001 and 2000        2-3

   Statement of Operations for the 9 months
     ended September 30, 2001 and 2000 and for the
     period December 27, 1999 (inception) to
     September 30, 2001                                     4

   Statement of Stockholders' Equity for
     the period December 27, 1999, (inception)
     to September 30, 2001                                  5

   Statement of Cash Flows for the
     9 months ended September 30, 2001 and 2000,
     and for the period December 27, 1999
     (inception) to September 30, 2001                      6

Notes to Financial Statements                            7-10

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Newport International Group, Inc.

We have reviewed the accompanying balance sheet of Newport International Group, Inc. (a development stage company) as of September 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the nine (9) months ended September 30, 2001 and 2000, and for the period from December 27, 1999 (inception), to September 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Newport International Group, Inc.

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


Wellington, Florida
November 13, 2001

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                           September 30, 2001 and 2000


                                     ASSETS

                                                          2001          2000
                                                        --------       -------

CURRENT ASSETS
  Cash-Operating Account                                $  5,659       $12,000
  Prepaid Loan Fee                                         9,868             0
                                                        --------       -------

Total Current Assets                                    $ 15,527       $12,000
                                                        --------       -------

FIXED ASSETS
  Office Furniture & Equipment                          $  2,160       $     0
  Accumulated Depreciation                                  (201)            0
                                                        --------       -------

Total Fixed Assets                                      $  1,959       $     0
                                                        --------       -------

OTHER ASSETS
  Organization Costs                                    $    360       $   360
  Accumulated Amortization                                   (66)            0
  Patent Costs                                            43,484         1,614
  Deferred Development Costs                               3,500         1,000
  Contract Deposit                                             0         5,000
                                                        --------       -------

Total Other Assets                                      $ 47,278       $ 7,974
                                                        --------       -------

                                                        --------       -------
TOTAL ASSETS                                            $ 64,764       $19,974
                                                        ========       =======

                 See Accompanying Notes and Accountant's Report

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                           September 30, 2001 and 2000


                        LIABILITIES & STOCKHOLDERS EQUITY


                                                                            2001           2000
                                                                         ---------       --------

CURRENT LIABILITIES
   Credit Card Payable                                                   $   1,526       $      0
   Investment Refund Payable                                                 1,000              0
   Loans Payable                                                                 0         10,000
                                                                         ---------       --------

Total Current Liabilities                                                $   2,526       $ 10,000
                                                                         ---------       --------

LONG TERM LIABILITIES
   Loans from Officer                                                    $  44,170       $  4,170
                                                                         ---------       --------

Total Long Term Liabilities                                              $  44,170       $ 14,170
                                                                         ---------       --------

                                                                         ---------       --------
TOTAL LIABILITIES                                                        $  46,696       $ 14,170
                                                                         ---------       --------

COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENTS

STOCKHOLDERS EQUITY
   Preferred Stock - $.0001 Par Value, 5,000,000 Shares
     Authorized, None Issued                                             $       0       $      0
   Common Stock - $.0001 Par Value, 20,000,000 Shares Authorized,
     6,025,780 Shares Issued and Outstanding 2001, 5,000,000 Shares
     issued & outstanding 2000                                                 603            500
   Stock Subscriptions Receivable                                          (57,600)             0
   Additional Paid in Capital                                              271,811          8,291
   Deficit Accumulated During Development Stage                           (196,746)        (3,525)
                                                                         ---------       --------

TOTAL STOCKHOLDERS EQUITY                                                $  18,068       $  5,804
                                                                         ---------       --------

                                                                         ---------       --------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY                                  $  64,764       $ 19,974
                                                                         =========       ========


                 See Accompanying Notes and Accountant's Report

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                             Statement of Operations
               For The 9 Months Ended September 30, 2001 and 2000
       And The Period From Dec. 27, 1999 (Inception) to September 30, 2001


                                            For the 9             For the 9             Dec. 27, 1999
                                           Months Ended          Months Ended           (Inception) to
                                          Sept. 30, 2001        Sept. 30, 2000          Sept. 30, 2001
                                       --------------------     --------------          --------------
REVENUES                                     $      0                $     0                $       0

COST OF SALES                                       0                      0                        0
                                             --------                -------                ---------
GROSS PROFIT                                        0                      0                        0
                                             --------                -------                ---------

OPERATING EXPENSES
   Repairs & Maintenance                          263                      0                      263
   Auto Expense                                 1,445                    399                    2,059
   Miscellaneous Expenses                          91                      0                       91
   Advertising                                  1,481                      0                    1,481
   Organizational Expenses                          0                    299                      299
   Entertainment Expense                        3,288                    226                    3,614
   Travel Expense                               2,333                      0                    2,333
   Continuing Education                           154                      0                      154
   Office Expense                               2,279                    594                    3,617
   Postage                                        660                    265                    1,006
   Telephone                                    1,062                  1,317                    2,380
   Professional Fees                           37,176                      0                   38,170
   Contract Services                                0                    395                      395
   Consulting Fees                             35,248                      0                  130,248
   Finders Fee                                  2,350                      0                    2,350
   SEC Fees                                       566                      0                      566
   Bank Charges                                   123                     30                      189
   Rent                                         6,500                      0                    6,500
   Interest Expense                                 0                      0                      250
   Utilities                                      430                      0                      429
   Depreciation & Amortization                    255                      0                      267
   Taxes and Licenses                              35                      0                       84
                                             --------                -------                ---------
Total Operating Expenses                       95,739                  3,525                  196,745
                                             --------                -------                ---------

Net Loss                                     $(95,739)               $(3,525)               $(196,745)
                                             ========                =======                =========

Net Loss Per Share
   Basic                                     $   (.02)               $  (.00)               $    (.04)
                                             ========                =======                =========

                 See Accompanying Notes and Accountant's Report

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)
       Statement of Stockholders' Equity for the Period December 27, 1999
                       (Inception) to September 30, 2001


                                                                                                         Deficit
                                                                                                         Accumu-
                                       Common Stock          Subscribed Stock                             lated
                                    --------------------   --------------------               Stock       During
                                      Number                 Number              Additional Subcript-    Develop-
                                        of                     of                  Paid In   ions          ment
                                      Shares      Amount     Shares      Amount    Capital  Receivable     Stage        Total
                                    ----------    ------   ----------    ------  ---------- ----------   ---------    ---------

Issuance of Common Stock
  on Dec. 27, 1999 for Cash
  at $.0001 Per Share                5,000,000    $ 500             0    $   0    $      0   $      0            $    $     500
                                                                                                                              0
Net Loss Dec. 27, 1999 to
  Dec. 31, 1999                              0        0             0        0           0          0            0            0
                                    ----------    -----    ----------    -----    --------   --------    ---------    ---------
Balance Dec. 31, 1999                5,000,000      500             0        0           0          0            0          500
Unreimbursed Expenses                        0        0             0        0         299          0            0          299
Cancellation of Common
  Stock Prior to Merger at $.0001
  Per Share                         (4,700,000)    (470)            0        0           0          0            0         (470)
Issuance of Common Stock at
  Merger at $.0001 Per Shares
                                     4,700,000      470             0        0           0          0            0          470
Pooling of Interest                          0        0             0        0      13,530          0            0       13,530
Payment of Subscribed
  Common Stock                               0        0       410,000       41      94,959          0            0       95,000
Net Loss for 2000                            0        0             0        0           0          0     (101,007)    (101,007)
                                    ----------    -----    ----------    -----    --------   --------    ---------    ---------
Balance December 31, 2000            5,000,000    $ 500       410,000    $  41    $108,788          0     (101,007)   $   8,322
Payment of Subscribed
  Common Stock                               0        0       363,580       37      94,223          0            0       94,260
Subscriptions for Services
  Rendered                                   0        0        22,100        2      11,223          0            0       11,225
Common Stock Subscribed
  But Unpaid                                 0        0       230,100       23      57,577    (57,600)           0            0
Common Stock Issued                  1,025,780      103    (1,025,780)    (103)          0          0            0            0
Net Loss Jan. 1, 2001 to
  Sept. 30, 2001                             0        0             0        0           0          0      (95,739)     (95,739)
                                    ----------    -----    ----------    -----    --------   --------    ---------    ---------
Balance September 30, 2001           6,025,780    $ 603             0    $   0    $271,811   $(57,600)   $(196,746)   $  18,068
                                    ==========    =====    ==========    =====    ========   ========    =========    =========

                 See Accompanying Notes and Accountant's Report

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
               For The 9 Months Ended September 30, 2001 and 2000
      And The Period From Dec. 27, 1999 (Inception) to September 30, 2001


                                                                       For the 9        For the 9      Dec. 27, 1999
                                                                     Months Ended      Months Ended    (Inception) to
                                                                    Sept. 30, 2001    Sept. 30, 2000   Sept. 30, 2001
                                                                    --------------    --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                            $ (95,739)        $ (3,525)        $(196,746)
   Depreciation & Amortization                                               255                0               267
   Patent Costs                                                           (1,870)          (1,614)          (43,484)
   Deferred Development Costs                                                  0           (1,000)           (3,500)
   Contract Deposit                                                            0           (5,000)                0
   Prepaid Loan Fee                                                       (9,868)               0            (9,868)
   Credit Card Payable                                                     1,526                0             1,526
   Investment Refund Payable                                               1,000                0             1,000
                                                                       ---------         --------         ---------
   NET CASH FROM OPERATING ACTIVITIES                                   (104,696)         (11,139)         (250,805)
                                                                       ---------         --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Organization Costs                                                          0             (360)             (360)
   Office Furniture & Equipment                                           (2,160)               0            (2,160)
                                                                       ---------         --------         ---------

NET CASH FROM INVESTING ACTIVITIES                                        (2,160)            (360)           (2,520)
                                                                       ---------         --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans Payable                                                               0           10,000                 0
   Loans from Officer                                                    (29,290)           4,170            44,170
   Common Stock                                                              103                0               603
   Subscribed Common Stock                                                   (41)               0                 0
   Additional Paid in Capital                                            163,023            8,829           271,811
   Stock Subscriptions Available                                         (57,600)               0           (57,600)
                                                                       =========         ========         =========

NET CASH FROM FINANCING ACTIVITIES                                        76,195           22,999           258,984
                                                                       ---------         --------         ---------

NET INCREASE (DECREASE) IN CASH                                          (30,661)          11,500             5,659

CASH AT BEGINNING OF PERIOD                                               36,320              500                 0

                                                                       ---------         --------         ---------
CASH AT END OF PERIOD                                                  $   5,659         $ 12,000         $   5,659
                                                                       =========         ========         =========

SUPPLEMENTAL INFORMATION
   Interest Paid for Period                                            $       0         $      0         $     250
                                                                       =========         ========         =========

   Income Tax Paid for Period                                          $       0         $      0         $       0
                                                                       =========         ========         =========


                 See Accompanying Notes and Accountant's Report

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000


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

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                          SEPTEMBER 30, 2001 AND 2000


         Income Taxes - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes," (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period ended September 30, 2001.

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

2.       DUE TO OFFICER: - During the development stage of the Company, the
              Chief Executive Officer of the Company has advanced funds on behalf of the Company. Such advances are unsecured, non-interest bearing, and due on demand. Also included is the purchase by the Company of exclusive licensing rights to certain patents from the Chief Executive Officer for $40,000 on October 1, 2000.

3.       STOCKHOLDERS EQUITY:

         Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. No shares of preferred stock have been issued.

         Common Stock - The Company is authorized to issue 20,000,000 shares of common stock at $.0001 par value. The Company has issued 6,025,780 shares as of September 30, 2001, and 5,000,000 shares as of September 30, 2000, of its common stock pursuant to
               Section 4(2) and restricted pursuant to Rule 144 of the Securities Act of 1933 as amended.

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                          SEPTEMBER 30, 2001 AND 2000


         Stock Subscriptions Receivable - The Company has a receivable for subscriptions to its common stock for 230,100 shares as of September 30, 2001 and none as of September 30, 2000. The stock was issued in August, 2001.

         Additional Paid In Capital - Additional paid in capital at September
               30, 2001, and 2000, represents the amount paid or receivable for common stock issued in excess of par value and $299 in unreimbursed expenses.

4.       TRANSACTION WITH RELATED PARTY - On August 17, 2000, the Company
              entered into a consulting agreement with FS Capital Markets Group, Inc. to perform consulting services and take certain actions and undertake certain obligations to insure an orderly business combination as reported above under pooling of interests, for a fee of $95,000. The Company paid a $5,000 deposit which is reflected in the accompanying financial statements at September 30, 2000. At September 30, 2001, FS Capital Markets Groups, Inc. owned 300,000 shares of the issued and outstanding common stock of the Company.

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

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                          SEPTEMBER 30, 2001 AND 2000


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

8.       NET LOSS PER SHARE - Basic net loss per share is computed using the weighted average number of common shares outstanding. The computation of basic net loss per share is as follows:

              Basic weighted average shares:


               2001                          2000                     Since Inception
               ----                          ----                     ---------------
            5,227,951                      5,000,000                     5,097,693


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


                          NEWPORT INTERNATIONAL GROUP, INC.
                          (Registrant)

                          By: /s/ Soloman Lam
                             --------------------------------------------------
                               Soloman Lam, President, Chief
                               Executive Officer, Treasurer and
                               Director
                                (Principal Executive, Financial and
                               Accounting Officer)
Date:  December 13, 2001