Form 10KSB
period 2001-12-31
NEWPORT INTERNATIONAL GROUP INC
filed 2002-04-16
CIK 1103577

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB

[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2001

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

[X] Yes   [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $3,968.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

The aggregate market value of the voting stock held by non-affiliates of the issuer was not determinable because no common stock has yet been traded on any market.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Company had 6,586,232 shares of common stock outstanding as of March 31, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None

Transitional Small Business Disclosure Format (Check one): Yes [ ];
No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Newport's History

On October 30, 2000, Conservation Anglers Manufacturing, Inc., a Florida corporation, entered into a merger with First Philadelphia Capital Corp., a Delaware corporation, and First Philadelphia Capital Corp. survived the merger and changed its name to Conservation Anglers Mfg., Inc. On January 31, 2001, Conservation Anglers Mfg., Inc. filed an amendment to its certificate of incorporation to change its name from "Conservation Anglers Manufacturing, Inc." to "Newport International Group, Inc.," to better reflect and describe our current strategic direction.

Overview

Newport intends to become a real estate holding company that will specialize in large-scale commercial, industrial and residential mixed-use property development. We do not currently own any real estate. Our present activities are limited to securing acquisition financing for the 2,300 acres located in Sumter County that we propose to acquire and develop and for the nine residential lots located in Wellington, Florida that we propose to acquire. Our management team includes professionals with experience in a wide range of real estate development including design, budgeting, permitting, licensing, contracting, land use amendments, and developments of regional impact. We intend to commence operations by purchasing raw land and developing one large mixed-use development and select residential estates.

The Proposed Projects

In November 2000, Newport's President entered into a contract to purchase approximately 3,300 acres of unimproved land located in Sumter County, Florida for approximately $11.4 million. The property is strategically located in central Florida, 45 minutes from Disney World in the Orlando, Florida area, and one hour from Tampa, Florida. On February 12, 2002, the land contracts were cancelled because we were unable to obtain financing to purchase them by such date. Simultaneously, Newport's President entered into contracts to purchase 2,300 of the 3,300 acres of land for $15 million. He deposited $10,000 in escrow pending the scheduled closing date of April 30, 2002. If we are able to obtain financing to purchase the property, Mr. Lam will assign the contracts to us and we will reimburse him for the deposit.

The Sumter property is dissected by Interstate I-475/ Florida Turnpike from the north and south, and State Road CR-468 from the east to west. State Road CR-468 is currently a two-lane road and crosses over the Turnpike as a flyover without access to the Turnpike. The City of Wildwood, located five miles from the property, has already constructed water mains and force mains through the property. In an effort to promote business activity in Sumter County, the county has indicated that it plans to expand CR-468 from two-lanes to four-lanes. Based on informal conversations, we also believe that it plans to construct a toll free interchange at the point where CR-468 meets the Turnpike on or before 2005. In 2000, Sumter County officials advised us in writing that the first phase of the CR-468 road expansion was to begin in early 2001. To our knowledge, construction has not yet commenced, but the expansion of nearby roads is underway so we believe the CR-468 expansion will begin in the near future.

The land is presently zoned as agricultural and is used for cattle grazing, agricultural ranching and watermelon fields. As a result of the planned construction of the interchange, we have conducted a feasibility study, and as a result of the study, preliminarily believe that through a proposed land use plan designation amendment to Sumter County's comprehensive plan, the land can be redesignated for mixed-use (commercial, industrial and residential) purposes. After we acquire the property, we will undertake a more detailed investigation of the property. Our investigation will likely include, among other things, civil engineering, traffic engineering, and archaeology studies, an economic study, a community development district evaluation, a boundary and topographic survey, an environmental audit, a geo-technical survey and a wetlands assessment and delineation. Additionally, we will prepare a DRI application, a proposed land use plan designation amendment to Sumter County's comprehensive plan, a PUD zoning application, a conceptual master plan and a residential market study. Many of these studies, applications and designations will require federal, state, county and local approval. There can be no assurance that the regulators will approve any of the applications or studies, or approve the applications or studies on terms favorable to us. We believe that Sumter County will support our applications due to its road expansion plans which will support additional development.

Our preliminary study indicates that approximately 85% of the property is usable for commercial and residential purposes, which would be comprised of approximately 12,000,000 square feet of retail commercial space and approximately 2,300 residential home lots. The retail commercial space would include 11,000,000 square feet of prime commercial space, 900,000 square feet of neighborhood commercial space and 140,000 square feet of office space. The retail businesses will likely consist of hotels, restaurants, gas stations, shopping centers and other travel-related businesses. We also intend to develop public facilities such as a hospital, library, police and fire stations, and a community center. The remaining 15% of the property will likely be dedicated to wet land and wildlife habitat preservation.

Beyond our intention to dedicate 15% of the property to wetlands and to a wildlife habitat, we have not yet examined the environmental implications with respect to the property. We will need to investigate any environmental impacts our plans will have on wetlands, storm water, air, transporting sink holes and wildlife. Various federal, state and local laws impose liability on an owner, whether it has knowledge or not, for toxic or hazardous materials found on a property. If such an environmental hazard is found on our proposed property, we may be exposed to substantial costs.

We intend to develop the key commercial areas surrounding the interchange first, and radiate outward as businesses develop and move in. We will mitigate the risks associated with residential and commercial construction because we will not directly handle any of the construction on the property. We plan to sell residential plots to established home builders that have expertise in single-family home construction (or enter into joint venture arrangements with builders who will be responsible for the construction) and lease the commercial plots to large companies who will supervise all aspects of their specific site construction. Because Sumter County does not impose impact fees on new development, developers will realize a substantial savings compared to the development in a county that has impact fees.

Impact fees are the fees a local government can charge for new development in its jurisdiction to offset a portion of the additional cost for public facilities needed to serve the new development. Local governments often feel constrained by shrinking state and federal funding. Impact fees offer a mechanism for ensuring that the development community bears a reasonable share of the costs of additional public facilities required as a result of new development. Impact fees shift the burden of these costs from existing taxpayers to developers. Impact fees vary by county and type of development, but for a project of single family residences similar to the residential portion of our proposed project in nearby Lake County, they would likely range between $9 million and $13 million. The impact fees for commercial development vary substantially. Although we have not attempted to quantify these fees, they will also be substantial. We believe both commercial businesses and residential developers will be lured to our project, in part, due to the absence of impact fees in Sumter County.

We intend to acquire the property as soon as we obtain financing which we expect to occur in the next six to twelve months. Following our purchase of the property, we will complete all site plans, prepare a proposed land use plan designation amendment to Sumter County's comprehensive plan, commence the DRI process and seek financing (including the bond issuance described below). Once this step is completed, which should occur within 18 to 24 months after we purchase the property, we will begin construction and coordinate our development and construction with the widening of CR-468 by Sumter County from two lanes to four lanes and the anticipated construction of the Florida Turnpike/CR-468 interchange.

We hope that because of our strategic location and easy access from the Florida Turnpike, our property will attract national commercial tenants. We believe that our proximity to Orlando and Tampa will be appealing to homebuilders and ultimately to people who wish to commute to their jobs in a big city while living outside a big city. The residential community will also provide business for our commercial tenants. The commercial tenants, in turn, will create employment opportunities for the local population and thus appeal to homebuilders. As employment opportunities become available, we believe that the demand for residential housing in our development, which will be known as "Newport," will increase.

In December 2001, Newport's President also entered into contracts to acquire 45 acres of vacant land in Wellington, Florida for $470,000. He placed $5,000 in escrow until closing, which is expected to occur in the next week. At closing, Mr. Lam will assign the contracts to us and we will reimburse him for the deposits. This property is zoned for single family homes and has been platted for nine five-acre estate homes. Such use is compatible with the Wellington area, which features estate homes that emphasize equestrian activities. Following our purchase of the land, we plan to complete the infrastructure for the lots, construct an access road and offer the lots for sale. We expect our sales efforts to begin between nine and 12 months after we purchase the lots.

Proposed Project Financing

We plan to seek approximately $16 million for the Sumter project and $1.1 million for the Wellington lots in equity and debt capital to finance the land purchases, pursue the proposed land use plan designation amendment to Sumter County's comprehensive plan, fund the DRI process, apply for the bonds described below and support our ongoing operations. We are in negotiations with one financing source to borrow approximately $16 million for the Sumter project secured by the property and a corporate guaranty. This proposed loan would have a five-year term and would bear interest at a minimum of 9% per annum. We would also enter into a joint venture with the financing source, share profits equally with the source, and issue 1,000,000 shares of our common stock to the source. This financing source is currently conducting a due diligence examination of us and thus has not yet entered into a binding agreement to make this loan. In addition, we have not yet begun seeking financing for the additional funds needed to develop the Sumter property.

Due to the size and magnitude of the project, we plan to seek community development district, or CDD, status to raise the funds to construct the necessary infrastructure such as roads, curbs, water, electricity and sewer connections on the property. A Community Development District, as authorized by the State of Florida, is an independent local special-purpose government that may levy taxes and issue bonds, which allows the private sector to finance and manage basic infrastructure and services. A landowner must file a petition in order to gain CDD status. The landowner must provide various information about the property, the proposed development, and the anticipated cost of the proposed services. The petition is evaluated, in part, based on whether the proposed CDD would be consistent with the state and local comprehensive plans, whether the property is of sufficient size and shape to be developable as one functional interrelated community, whether the CDD represents the best alternative for delivering the proposed services and facilities to the area, whether the services and facilities will be compatible with existing local and regional services and facilities and whether the area is amenable to separate special-district government.

We believe that we can qualify for CDD status because we will own all of the land at issue and we would be promoting the development of a rural area where there will be a positive economic impact on the surrounding community. Assuming we obtain CDD status, the landowners within the CDD will elect a Board of Supervisors for the CDD on a one vote per acre basis. The Board of Supervisors will decide whether the CDD should issue bonds. Because we will own the majority of the land in the CDD in the early years, we believe the CDD will issue the bonds necessary to pay for the infrastructure expenses. CDD bonds offer good yields on a tax-free basis and typically have 20-25 year terms. Newport plans to obtain credit enhancement for these bonds to assure a AAA rating. Interest on these bonds is typically much lower than rates on commercial loans.

The Area Surrounding Sumter Property

According to US Census figures, Sumter County's population grew from 31,577 to 53,345 between 1990 and 2000, which represents a 69% growth rate, and Sumter is one of the fastest growing counties in the State of Florida. The county is development-friendly and has shown its commitment to development by its agreement to make certain road improvements, such as the widening of CR-468. Additionally, Sumter County has no impact fees, a fact which we believe could save our commercial tenants substantial amounts and our residential developer-partners an estimated $9-13 million over the life of the project.

Located within 10 miles of the CR-468 interchange is a large-scale residential retirement development in Lady Lake, Florida known as "The Villages." The Villages has grown to over 13,000 homes and 25,000 people during approximately the last ten years. We have been advised that the Villages also supports the County's proposed road improvements and the addition of a CR-468 interchange. Ultimately, we believe we will benefit directly from our proximity to The Villages by forming a strategic relationship with The Villages and having an ally committed to continued growth in Sumter County. The Villages' public relations and regional and national marketing and advertising campaigns should also help create national awareness of the many opportunities to relocate to Sumter County.

Competition

The real estate development industry, both residential and commercial, is well developed in Florida. Competition in the industry is intense and is based primarily on location, land use plan designation, availability of capital, timing of development and price. We will compete for properties with other real estate developers, many of whom have greater financial resources, revenues and geographical diversity than we have. We will also face competition for residential purchasers and commercial tenants from larger cities, such as Orlando, Tampa and Wildwood, which offer greater resources and more employment opportunities. We believe we can succeed because of our strategic location and easy access to the Florida Turnpike, as approximately 35,000 vehicles a day will pass by our project. Each of these vehicles is a potential customer for the fast food restaurants, hotels and gas stations that are likely to be developed on the property.

With respect to the Sumter property, we currently have an exclusive option to purchase the proposed property prior to April 30, 2002. Although we have not yet received a financing commitment to purchase the property, we are evaluating several different financing proposals. We are not aware of any competition for our proposed property or for any of the financing options we are pursuing.

Employees

We currently have three employees and anticipate increasing our workforce to between seven and ten full-time employees with 18 to 24 months after we purchase the property. During this same time period, we plan to retain ten to 12 professionals, on a contract basis, to assist us in the development of the property.

Government Approvals and Regulations

We will be subject to various federal, state and local laws and regulations concerning planning and zoning, building design, construction and environmental issues. As a result, we may experience delays, additional costs, restrictions on development in environmentally sensitive areas, or other problems in the issuance of the necessary permits and/or licenses to purchase and develop our proposed project. In addition, we cannot assure that we will be able to obtain the necessary licenses or permits at all. We may also be subject to periodic delays due to building moratoria and other regulatory issues. Such delays could be costly.

Many of the governmental approvals required will relate to the DRI process, which is governed by Florida State laws and regulations. A DRI is any development which, because of its character, magnitude or location, would have a substantial effect on the health, safety or welfare of citizens in more than one county. The DRI process is coordinated at the state level and at the local level by one of the state's 11 regional planning councils. The Withlachochee Regional Planning Council, which is responsible for Sumter County, will play the primary role in coordinating the multi-agency review of our proposed project at the regional level. The Planning Council will consider the proposed project's impact on transportation, roads, schools, environment, utilities, human resources, public safety and other public concerns, and studies will be prepared in connection with many of these concerns. The Planning Council will conduct a pre-application review of the proposed project and at least two sufficiency reviews of the DRI application. The Planning Council's full Board of Directors will then recommend, recommend with modifications or not recommend that a development order be authorized. After final review by the Planning Council's full Board of Directors, whether recommended or not, the DRI application will be forwarded to the local governing body for determination of whether a development order should be authorized. In our case, because the property is located in unincorporated Sumter County, the development order will be reviewed by the Sumter County Commission. At each step, the State will also play a key role in deciding whether the DRI is approved and a development order is issued.

Throughout the approval process, many local and state departments will provide input on our DRI application. These governing entities include, among others, the Florida Department of Community Affairs, the Florida Department of Transportation, the Florida Department of Environmental Protection, the Southwest Water Management District, the Sumter County Division of Planning and Development, the Florida Fish and Wildlife Conservation Commission, the City of Wildwood, the City of Coleman, the Army Corps of Engineers, the Florida Division of Historical Resources, the State Division of Forestry, the Florida Division of Natural Resources, the Sumter County School Board and the U.S. Fish and Wild Life Service. After receipt of input from these various agencies, the Planning Council will coordinate their reports and present them to us.

The proposed land use plan designation amendment to Sumter County's comprehensive plan will be subject to approval by the Sumter County Board of County Commissioners.

We will also be subject to a variety of federal, state, and local laws and regulations concerning the protection of health and the environment. The particular environmental laws which could apply to our proposed project will depend on the site's environmental condition, the present and former uses of the site, as well as that of adjoining properties. Because we have not yet conducted an environmental audit of the proposed property, we do not know which laws will apply to the property or what compliance problems they may present.

We do, however, know certain agencies and laws that will have jurisdiction over or may be applicable to our property. The Southwest Florida Water Management District will evaluate the water and lake storage on the property and evaluate additional man-made water bodies that may be required to meet the water storage retention requirement. The Florida Department of Environmental Protection will evaluate the environmental impact of such things as wetlands, storm water, air, transportation, sink holes and wildlife. Some of the state laws which may apply include the Florida Air and Water Pollution Control Act, the Florida Environmental Land and Waste Management Act of 1972, the Florida Safe Drinking Water Preservation Act, the Outdoor Recreation and Conservation Act and the Florida Environmental Education Act. Some of the federal laws which may apply include the Clean Air Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and the Federal Endangered Species Act.

The establishment of a CDD will also involve various state and local agencies. We will file our petition for the CDD with the Florida Land and Water Adjudicative Commission. Much of the information required for the CDD petition will be taken from the DRI application.

RISK FACTORS

Company Related Risks

         WE HAVE NO OPERATING HISTORY AND A SIGNIFICANT ACCUMULATED DEFICIT ON WHICH TO BASE AN INVESTMENT DECISION IN OUR BUSINESS

         We were formed in December 1999. Since then we have raised initial capital and developed a business plan but we have not commenced operations. As a result, we have no operating history on which you can evaluate our proposed business and our prospects. Through December 31, 2001, we had an accumulated deficit of $263,872. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives.

         WE EXPECT TO CONTINUE TO HAVE BOTH OPERATING AND NET LOSSES FOR THE FORESEEABLE FUTURE

         We incurred losses of $102,969 for the year ended December 31, 2000, and losses of $160,903 for the year ended December 31, 2001 because we have not commenced operations and have not generated any revenue. We expect to acquire raw land and commence operations during the next six to 12 months. The Wellington project is expected to begin producing revenue in the next nine to twelve months; however, the Sumter project is not likely to produce revenue from deposits for an additional six to 12 months after we acquire it, and is not likely to generate significant revenue until after the DRI and other approvals have been obtained. We cannot estimate when revenues from our projects will exceed cumulative losses or whether we will be able to acquire the properties at all.

         WE HAVE RAISED LIMITED CAPITAL AND WILL NEED ADDITIONAL CAPITAL TO COMMENCE OUR BUSINESS

         To date, we have raised approximately $700,000 for working capital by selling common stock and a convertible debenture in a private placement transaction. We used and are using these funds to develop our business plan, identify real estate investment opportunities, pay expenses to prepare our required filings with the SEC and complete this offering. These funds were not intended to be sufficient to implement our business plan. We will need to raise additional funds, both in the form of equity and debt, to acquire the proposed project and commence operations. At present, we expect that we will require approximately $17.1 million for such purposes. This amount could change as we refine and implement our business plan. We believe we can borrow a large portion of the funds needed to acquire the proposed property, and plan to raise the balance through the sale of common stock; however, we do not have firm commitments for any additional financing.

         As a result, we may not be able to raise this capital when needed or, if we are able to raise additional capital, it may not be on favorable terms. If this should occur, we would not be able to commence operations. In addition, if we raise additional funds through the issuance of common stock, or other equity or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of our current shareholders and our shareholders may experience dilution.

         RISK OF WAR AND TERRORISM

         Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business and could have an adverse effect on our operations and financial results. Travel and tourism, in central Florida and throughout the United States and the world, have been significantly affected since the events of September 11, 2001. Our revenue will be generated, in part, from businesses that rely on travel and tourism. If this industry is weak, our commercial lease revenue will likely be adversely affected. Our revenue will also depend on trends in residential homebuilding, which are impacted by interest rates and general economic trends, among other things. Although interest rates have fallen, the economy remains weak. The economic uncertainty stemming from the terrorist attacks of September 11, 2001, may continue through the pending war-time economy. At this time, we are unable to predict what impact a prolonged war on terrorism will have on the respective economies of the United States and Florida or how it will affect our operations.

         OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED AMONG OUR PRINCIPAL SHAREHOLDERS, OFFICERS AND DIRECTORS WHO CAN CONTROL ALL SIGNIFICANT CORPORATE TRANSACTIONS

         Our directors, executive officers and principal shareholders, and their affiliates, beneficially own approximately 86% of our outstanding common stock. As a result, these shareholders can exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Newport.

         OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL WHICH WE MAY NOT BE ABLE TO DO

         Our future success will depend to a significant extent on the continued services of our Chief Executive Officer, Soloman Lam, and our Vice President of Development and Engineering, Vernon Priest. Mr. Priest currently works part time for us and does not earn a salary. The loss of either of these officers or directors would likely have a significantly detrimental effect on our business. We do not have employment contracts with these officers and do not maintain "key man" life insurance policies for any of our officers or directors.

         Our prospects will also depend on our ability to attract and retain highly qualified sales and marketing, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to employ or retain such personnel.

         WE MAY NOT BE ABLE TO PAY DIVIDENDS TO OUR SHAREHOLDERS FOR THE FORESEEABLE FUTURE

         We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors consider relevant.

         CURRENTLY THERE IS NO TRADING MARKET FOR OUR COMMON STOCK MAKING IT DIFFICULT FOR SHAREHOLDERS TO SELL OUR COMMON STOCK

         As of the date of this annual report, there is no public market for our common stock. We plan to engage a securities broker/dealer to make a market in our common stock. There can be no assurance, however, that we will be able to retain an acceptable market maker, or that even if we do so, a meaningful trading market will develop as a result of such market maker's efforts. Because we lack a public market for shares of our common stock, the sale prices of our common stock, if any, could vary widely and shareholders may have difficulty selling their stock at all. Such market fluctuations may have a material adverse effect on shareholders and make it difficult for shareholders to sell our common stock.

         THE AVAILABILITY OF ADDITIONAL SHARES FOR SALE COULD ADVERSELY AFFECT OUR SHARE PRICE

         Our promoters and affiliates could sell a sufficient volume of shares of common stock to lower the share price. Of our common stock presently issued and outstanding, 5,621,524 shares are held by our promoters and affiliates as "restricted securities," as that term is defined under the Securities Act, and in the future may be sold pursuant to a registration statement filed under the Securities Act. Some of these shares may not be sold by these promoters or affiliates, or their transferees, pursuant to Rule 144 of the Securities Act. This conclusion is based on the position of the staff of the Division of

Corporation Finance of the SEC that any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute the shares to the public without coming within the registration requirements of the Securities Act. Therefore, certain of these promoters or affiliates, or their transferees, can only resell their shares through an effective registration statement. Prospective investors should be aware that there is a risk that such sales would have a depressive effect on the market price of our securities in any market which may develop for our securities. If our promoters or affiliates did not hold these shares, there would not be the same risk of a depressive effect on the price of the shares you hold.

         OUR COMMON STOCK MAY BE SUBJECT TO PENNY STOCK REGULATION WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO SELL OUR COMMON STOCK

         The Securities and Exchange Commission has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to completing a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Our common stock will likely be subject to the penny stock rules. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our common stock, and accordingly, holders of our common stock may find it difficult to sell their common stock, if they are able to do so at all.

Real Estate Development Risk Factors

         WE DO NOT HAVE THE APPROXIMATELY $15.5 MILLION NEEDED TO PURCHASE THE PROPOSED PROPERTIES AND DO NOT CURRENTLY HAVE SOURCES OF FUNDING

         We have entered into contracts to purchase unimproved land for our proposed projects for approximately $15.5 million. We are in negotiations with one financing source, but have not yet secured financing for the purchase of either of the properties. In addition, we have not yet begun seeking financing for the additional funds needed to develop the property. If we are unable to secure both acquisition and development financing, we will be unable to purchase one or both of the properties, which may cause us to change our business plan. If we are unable to identify and obtain financing for an alternative property, we may not be able to commence operations.

         THE SUCCESS OF THE SUMTER PROJECT DEPENDS ON THE CONSTRUCTION OF THE INTERCHANGE WHICH MIGHT NOT OCCUR

         Although Sumter County has indicated in writing its intention to widen CR-468, we do not have any written commitment that it intends to construct a toll-free interchange of the Florida Turnpike at the intersection of CR-468. We have informally learned that it intends to construct this interchange, which would access the proposed property, and we understand that a first draft of architectural plans for the interchange has been prepared, but there can be no assurance that the interchange will actually be built. The lack of an interchange would adversely affect the viability of the proposed project, as access to the proposed project would be severely diminished.

         WE INTEND TO ACQUIRE ONLY TWO PROPERTIES INITIALLY WHICH WILL INCREASE THE EFFECT OF ANY DECLINE IN THE ECONOMY OF SUMTER COUNTY ON US

         We plan to purchase two proposed properties, which will require substantially all of our resources and attention. Although we may acquire additional properties in the future, we do not have any present intention to make additional acquisitions. Our limited diversification will subject us to economic fluctuations both within the real estate industry as well as within the geographic market in which the properties are located. This limited diversification would likely increase the negative impact of any decline in the economy of Sumter County, where the largest of our proposed properties is located, on our financial condition as a whole.

         WE MAY NOT RECEIVE APPROVAL BY REGULATORS FOR OUR DEVELOPMENT APPLICATIONS WHICH WOULD RESULT IN COSTLY DELAYS

         We have conducted a feasibility study for the proposed Sumter County project and have gained preliminary comfort that the project can be developed as planned. We will not, however, undertake a more detailed investigation of the property until after we acquire it. Our investigation will likely include, among other things, civil engineering, traffic engineering, an archaeology study, an economic study, a community development district evaluation, a boundary and topographic survey, an environmental audit, a geo-technical survey and a wetlands assessment and delineation. Additionally, we will prepare a DRI application, a proposed land use plan designation amendment to Sumter County's comprehensive plan, a PUD zoning application, a conceptual master plan and a residential market study. Many of these studies, requirements and applications will require federal, state and local approval. There can be no assurance that the regulators will approve these studies or applications, or approve the studies or applications on terms favorable to us. The failure to obtain any approval or the imposition of significant limitations on the development of the property would adversely affect us, and in some cases, could cause us to determine not to develop the property at all. If we decide not to develop the property, we would likely seek to sell it and identify another property that provided similar development opportunities as the proposed property. If we do not develop the proposed property, it is likely that we will have to modify our business plan, possibly in significant respects that we cannot currently predict.

         THE PROJECT MAY NOT GENERATE SUFFICIENT OPERATING CASH FLOW TO MEET OPERATING EXPENSES

         We plan to generate income from sales of land for residential development and leases of land for commercial development. Revenue will depend on a number of factors, including changes in economic conditions and may not be received at regular intervals, which could result in large swings in our revenue. Debt service payments and property holding costs are likely to be much more predictable and steady, but could increase significantly, if there are increases in costs such as real estate taxes, insurance premiums and utilities or if there are increases in interest rates. We will have no control over potential increases in these expenses. If our revenue is insufficient to meet our debt service and property holding costs, we will need to identify additional sources of funding or risk defaulting on our financing and losing the project in foreclosure.

         WE COULD ENCOUNTER PROBLEMS AS A RESULT OF USING DEBT TO FINANCE OUR PROJECTS

         We plan to borrow money to pay for the acquisition, development and operation of the proposed project and for other general corporate purposes. By borrowing money, we will expose ourselves to several risks, including the following:

o        the inability to repay the debt when due;

o        increases in debt service payments due to variable interest rates

o        reduced access to additional debt financing for other purposes; and

o        loss of the property that secures any debt upon default of the loan.


         WE MAY SUFFER ENVIRONMENTAL LIABILITIES WHICH COULD RESULT IN SUBSTANTIAL COSTS

         Under various federal, state, and local laws, ordinances, and regulations, the owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances located on or in, or emanating from, such property, as well as costs of investigation and property damages. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner or operator's ability to sell or lease a property or borrow using the property as collateral. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in substantial costs to us or may result in the need to cease or alter operations on the property.

ITEM 2. DESCRIPTION OF PROPERTY.

We presently lease office space located at 11863 Wimbledon Circle, Suite 418, Wellington, FL 33414. This lease, which continues on a month-to-month basis, commenced in September 2000 with monthly rental payments of $500.00.

Our President has entered into contracts to purchase approximately 2,300 acres of raw land in Sumter County, Florida for $15.0 million. He deposited $10,000 into escrow pending closing, which is scheduled to occur on or before April 30, 2002. The property is currently being used for cattle grazing, agricultural ranching and watermelon fields. If we are able to purchase the property, our President will assign the contracts to us. We intend to amend the land use plan designation within Sumter County's comprehensive plan to accommodate commercial, industrial and residential uses. Our preliminary studies indicate that approximately 85% of the property is usable for commercial and residential purposes, which would be comprised of 12,000,000 square feet of retail commercial space and approximately 2,300 residential home lots.

Our President also entered into contracts to purchase 45 acres of raw land in Wellington, Florida for $470,000. He deposited $5,000 in escrow pending closing, which is scheduled to occur in mid-April 2002. If we are able to purchase the property, our President will assign the contracts to us. The Wellington property is currently zoned for single-family homes and has been platted as nine five-acre lots. We intend to clear the land, construct an access road and offer the lots for sale as estate homes with a distinct equestrian flair.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal actions pending against us nor any legal actions contemplated by us at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

There is no trading market for our common stock. We have not yet retained any market makers for our common stock. Although we believe we will engage vFinance, Inc., there can be no assurance that we will be successful in retaining either ..vFinance or another market maker. If we are successful, and a market for our common stock develops, it would most likely trade on the OTC Bulletin Board or in the "pink sheets." We do not satisfy the listing criteria of any national securities exchange or the Nasdaq Stock Market.

Stockholders

There were 53 recordholders of our common stock as of March 31, 2002.

Dividends

We have never paid any cash dividends on our common stock. We do not currently anticipate paying cash dividends for the foreseeable future, but instead we plan to retain any earnings to fund our growth. The decision to pay dividends on our common stock in the future will depend on our ability to generate earnings, our need for capital, our overall financial condition and other factors that our Board of Directors may consider to be relevant.

Unregistered Sales of Securities

In December 1999, First Philadelphia Capital Corp., our predecessor company, sold 5,000,000 shares of its common stock, to FS Capital Markets, at par value of $0.0001 per share, for an aggregate purchase price of $500. In October 2000, in connection with the stock-for-stock merger of First Philadelphia Capital Corp. with Conservation Anglers Manufacturing, Inc., FS Capital Markets returned 4,700,000 of these shares and retained 300,000 shares of our common stock. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

In October 2000, Newport issued 1,175,000 and 3,525,000 shares of common stock, respectively, at a price of $0.0001 per share, to each of Sara Lam and Samantha Lam, respectively, in the stock-for-stock merger of First Philadelphia Capital Corp. with Conservation Anglers Manufacturing, Inc. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

From November 2000 through January 2002, Newport sold an aggregate of 1,005,780 shares of common stock to 50 "accredited investors" for a total of approximately $414,000. Newport sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Neither Newport nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. Purchasers, or the beneficial owners of purchasers that are entities, are friends or business associates of the officers and directors of Newport. No services were performed by any purchasers as consideration for the shares issued. All purchasers represented in writing that they had such knowledge and experience in financial and business matters as is r4quired to evaluate the risks associated with their proposed investment in the Company and that they were acquiring material concerning the Company and that they had been afforded an opportunity to ask questions of management and request additional information about the Company. A legend was placed on the stock certificates stating that the securities had not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

In April 2001, we issued 20,000 shares of common stock to First Level Capital, Inc., in connection with certain consulting services First Level will provide to Newport through April 2002 relating to corporate finance and other financial services matters. We estimate the value of these services at $10,000. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. In February 2002, we agreed with First Level Capital, Inc. to cancel the consulting arrangement and these shares were canceled.

In January 2002, we issued a convertible debenture in the principal amount of $370,000 to Mr. Kenneth Myron, one of our principal stockholders, in exchange for the conversion of a promissory note in the amount of $312,000, accrued interest in the amount of $10,000 and an additional advance in the amount of $48,000. The debenture is convertible into 3,700,000 shares of our common stock. The debenture was issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

This Form 10-KSB annual report may contain certain "forward- looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors discussed herein below.

Plan of Operation

To date, we have raised approximately $700,000 in initial seed capital from friends and family members by selling our common stock and issuing a convertible debenture. We have used these funds to create our business plan and pay the expenses associated with creating and maintaining a company that files reports with the SEC. If we are unable to obtain sufficient financing, we will not purchase one or both of the properties. If we do not purchase the properties, we should have enough resources for the next 12 to 18 months.

The aggregate purchase price of the properties is approximately $15.5 million. Following the purchase of the Sumter County property, we anticipate spending an additional $1 million to complete our studies of the property and the rezoning, permitting and approval process. With respect to the Wellington property, we plan to spend approximately $600,00 for infrastructure.

We plan to pay for these costs through the proceeds of debt and equity financings. We also plan to seek community development bonds to pay for infrastructure costs, which we estimate at $90-$100 million. We have not yet received a firm commitment for any financing and there can be no assurance that we will be able to obtain one. If adequate funds are not available, we may be required to delay or curtail our plans or obtain funds by entering into arrangements with collaborative partners or others who may require us to relinquish some of our rights to the property.

The following is a proposed timetable for our activities:

Present                           o obtain financing for the purchase of the
                                    Wellington property

Next six to twelve months         o seek and obtain financing for the purchase
                                    of the Sumter property

                                  o commence sales of Wellington lots

Eighteen to twenty-four           o complete the DRI and land use plan
months after purchase of            designation amendment procedures for
Sumter County property              Sumter County project

                                  o develop our master site plans and identify
                                    all land usage for Sumter County project

                                  o Initiate contacts with potential developers,
                                    partners and commercial tenants in various sectors for Sumter County project

                                  o apply for CDD status and begin accepting
                                    deposits on the sale or lease of parcels for Sumter County project

                                  o increase staff to seven to ten full-time
                                    personnel and ten to twelve contract
                                    professionals for Sumter County project

If we are unable to purchase the Wellington property because we are unable to secure financing, we will focus our efforts solely on the Sumter County project, which is much more significant to us. If we are unable to purchase the Sumter County property because we are unable to secure financing, we will seek to locate an alternate property with similar development potential. We would likely seek a mixed use property in Florida for an alternate property. We would also seek to identify a property in an area that is likely to experience an increase in population or property values.

ITEM 7. FINANCIAL STATEMENTS.

See "Index to Financial Statements."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective on February 6, 2002, our independent accountant, J.P. Spillane, C.P.A., P.A., resigned and our Board of Directors appointed Rachlin, Cohen and Holtz, LLP as our independent accountants. J.P. Spillane, C.P.A., P.A. expressed concerns to us as to its independence in view of certain accounting services it had provided to us. J.P. Spillane, C.P.A., P.A. audited our financial statements for the period from our inception (December 27, 1999) through December 31, 2000. We decided with J.P. Spillane, C.P.A., P.A. to retain a different firm to audit our financial statements (including the periods previously audited by J.P. Spillane, C.P.A., P.A.), and to engage J.P. Spillane, C.P.A., P.A. to perform certain accounting functions for us. There were no disagreements between J.P. Spillane, C.P.A., P.A. and us, and J.P. Spillane, C.P.A., P.A. did not issue any adverse opinion during the period that it served as our auditor.

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

The following table sets forth certain information regarding our executive officers and directors as of March 31, 2002:


           NAME              AGE                     POSITION(S)                       DIRECTOR SINCE
--------------------------- ------- ---------------------------------------------- -----------------------
Soloman Lam                   48             CEO, President, Treasurer                       2000
                                                   and Director

Redding Stevenson             56             Chief Operating Officer                         2000
                                                  and Director

Sara Lam                      48                      Director                               2000

Samantha Lam                  23                      Director                               2000

Vernon Priest                 52             Vice President of Development                   2000
                                             and Engineering and Director

Tina Giacalone                50               Secretary and Director                        2000

Clinton Beckwith              59                Vice President of Public                     2000
                                                 Relations and Director

SOLOMAN LAM has served as Chief Executive Officer, President, Treasurer and a director of Newport since 2000, and is responsible for our accounting and financial reporting. From 1977 to 1999, Mr. Lam served as President of Equewest Investment Ltd., a commercial and residential real estate development company. Mr. Lam has managed numerous large-scale projects including a 400-acre, $20 million subdivision near Vancouver, B.C., and a $30 million 16-story hotel in downtown Vancouver. Mr. Lam received a Bachelor of Science degree in Business Administration from Boston University in 1976.

REDDING STEVENSON has served as Chief Operating Officer of Newport since 2001 and a director since 2000. From 1988 to present, Mr. Stevenson has served as President and CEO of Amerinvest Development Corporation, a real estate development company. Mr. Stevenson has more than 35 years of experience in executive management in all phases of real estate development, real estate/transit related and infrastructure projects, privatization initiatives and governmental relations.

SARA LAM has served as a director of Newport since 2000. Since 1998, Sara Lam has worked for Macy's department store in Palm Beach Gardens, Florida and West Palm Beach, Florida in various capacities, most recently as the manager of the cosmetics department. Prior to 1998, Sara Lam was a homemaker.

SAMANTHA LAM has served as a director of Newport since 2000. Since 1996, Samantha Lam has been a professional equestrian athlete who trains and competes in equestrian show jumping competitions, mostly in Germany.

VERNON PRIEST has served as Vice President of Development and Engineering since 2000 and as a director of Newport since 2000 and specializes in development and rezoning issues. From 2000 to present, Mr. Priest has served as the Real Estate Director for West Coast Partners, a real estate development company in Clearwater, Florida. From 1996 until 1999, Mr. Priest served as a Development Management Consultant to Equitable Life Insurance, a general insurance company which financed the construction and development of the Western Park of Commerce in Weston, Florida. Mr. Priest earned his MBA from Nova Southeastern University in 1995 and his Bachelor of Science in Ocean Engineering from Florida Atlantic University in 1973.

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

Section 16(a)  Beneficial Ownership Reporting Compliance

To our knowledge, the following officers, directors and ten percent stockholders have not yet filed a Form 3 to report their status with us and their ownership of our securities, if any: Mr. Stevenson, Mr. Priest, Ms. Giacalone, Mr. Beckwith, and Mr. Myron. These people also did not file a Form 5 after the end of either our 2000 or 2001 fiscal year disclosing these tardy filings.

ITEM 10. EXECUTIVE COMPENSATION.

We did not pay any compensation to our executive officers or directors for the years ended December 31, 1999, 2000 or 2001. We also did not grant any stock options or restricted stock to anyone during these years.

We do not have employment agreements with any of our executive officers, although we have agreed to enter into an employment agreement with Mr. Soloman Lam effective as of January 1, 2002. At present, Mr. Soloman Lam devotes his full time to our business and the rest of our executive officers provide services to us on a part-time basis without compensation. Each of Messrs. Stevenson, Priest, Giacalone and Beckwith devote approximately 10% of their time to our business. We anticipate that our executive officers (other than Mr.
Lam) will continue to work part-time until after we acquire the Sumter property. Once we acquire the Sumter property, Mr. Priest will gradually increase the time he devotes to us over the development period. Once we commence accepting deposits, Mr. Stevenson and Mr. Beckwith will begin dedicating more time to us. We expect that we will begin paying our executives salaries, which have not yet been determined, once we begin producing revenue, and that our executives will devote their full time to us within eighteen to twenty-four months after we purchase the Sumter property.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as March 31, 2002 with respect to the beneficial ownership of our common stock by all persons known by us to be beneficial owners of more than 5% of any such outstanding classes, by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, each named beneficial owner has, sole voting and investment power.

     NAME AND ADDRESS (1)                                  NUMBER OF SHARES
     OF BENEFICIAL OWNER                                  BENEFICIALLY OWNED             PERCENT OF CLASS (%)
     ---------------------------------------------    ----------------------------     --------------------------

     Soloman Lam                                               4,700,000(2)                     71.3%

     Vernon Priest                                                     0                         0

     Redding Stevenson                                                 0                         0

     Tina Giacalone                                              100,000(3)                      1.5%

     Clinton Beckwith                                            274,000(4)                      4.1%

     Samantha Lam                                              4,700,000(2)                     71.3%

     Sara Lam                                                  4,700,000(2)                     71.3%

     Kenneth Myron
     1520 Cliffdale Road
     El Cajon, California  92020                               4,247,524(5)                     39.2%

     All Officers and Directors as a group
     (7 persons)                                               5,074,000                        77.0%

___________________

     (1) Unless otherwise indicated, the address for each principal shareholder is 11863 Wimbledon Circle, Suite 418, Wellington, FL 33414.

     (2) Represents 3,525,000 shares of common stock owned directly by Samantha Lam and 1,175,000 shares of common stock owned by Sara Lam. Soloman Lam disclaims beneficial ownership of the shares of common stock owned by his wife, Sara Lam, and his daughter, Samantha Lam. Sara Lam disclaims beneficial ownership of the 3,525,000 shares of common stock owned by her daughter, Samantha Lam. Samantha Lam disclaims beneficial ownership of the 1,175,000 shares of common stock owned by her mother, Sara Lam.

     (3) Represents 35,000 shares owned directly by Ms. Giacalone and 65,000 shares owned by Ms. Giacalone's spouse.

     (4) Represents 200 shares owned directly by Mr. Beckwith, 50,000 shares owned jointly with Mr. Beckwith's spouse, 5,000 shares owned directly by Mr. Beckwith's spouse, 195,000 shares owned by Clinda Resources, Inc., a company the Beckwiths control, and 23,800 shares owned by Waterway Times, Inc., a company Mr. Beckwith controls.

     (5) Includes 3,700,000 shares of common stock, which Mr. Myron has the right to purchase upon conversion of a convertible debenture.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In September 1999, we entered into a consulting agreement with FS Capital Markets Group, Inc. to perform consulting services and take certain actions to insure an orderly business combination in our stock-for-stock merger with First Philadelphia Capital Corp. We paid FS Capital Markets Group, Inc. a fee of $101,700 and issued it 300,000 shares of our common stock, computed after completion of the transaction. FS Capital Markets, Inc. does not have any right to appoint a director to our Board of Directors and none of its principals are affiliated with us. FS Capital Markets Group is, however, a principal stockholder of Newport.

         During Newport's development stage, Soloman Lam, our President and Chief Executive Officer, loaned us $33,460 for working capital. This loan was unsecured, non-interest bearing and due on demand. This loan was repaid in 2001.

         In January 2002, Mr. Kenneth Myron, a stockholder of ours, converted a $312,000 loan he had made to us in 2001 into a convertible debenture with a principal amount of $370,000. This amount included $10,000 in accrued interest and $48,000 that Mr. Myron advanced to us is 2002. The debenture bears interest at 12% per annum and is convertible into our common stock at $.10 per share, for a total of 3,700,000 shares of our common stock.

         Soloman Lam, our President and Chief Executive Officer, has entered into two exclusive land sales contracts to purchase approximately 2,300 acres of land in Sumter County. If we are able to obtain financing to purchase the property, Mr. Lam will assign the land sales contracts to us. Mr. Lam has deposited $10,000 in connection with the land sales contracts, which amount is being held in escrow pending closing. If we close on the land and sales contracts, we plan to reimburse Mr. Lam for the $10,000 deposit.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

    EXHIBIT NO.         DESCRIPTION OF EXHIBIT
    -----------         ----------------------

      3.1               Certificate of Incorporation (1)

      3.2               By-Laws (1)

      3.3               Certificate of Incorporation, as amended (2)

      4.1               Form of Common Stock Certificate (3)

      10.1              Land Sales Contract between Bigham Farms Inc. and
                        Solomon Lam (3)

      10.2              Land Sales Contract between Bigham Hide Inc. and
                        Solomon Lam (3)

      10.3 Addendum to Land Sales Contract dated August 22, 2001 between Bigham Farms Inc. and Soloman Lam (3)

      10.4 Addendum to Land Sales Contract dated August 22, 2001 between Bigham Hide Inc. and Soloman Lam (3)

      10.5 Second Amendment to Land Sales Contract dated October 18, 2001 between Bigham Farms, Inc. and Soloman Lam (4)

      10.6 Second Amendment to Land Sales Contract dated October 18, 2001 between Bigham Hide, Inc., and Soloman Lam (4)

      10.7 Convertible Debenture dated January 18, 2002 in the principal amount of $370,000 issued to Ken Myron (5)

      10.8 Contract for Sale and Purchase dated February 7, 2002 between Bigham Hide Company, Inc., and Soloman Lam and/or Assigns (5)

      10.9 Addendum to Contract for Sale and Purchase dated February 12, 2002 between Bigham Hide Company, Inc., and Soloman Lam and/or Assigns (5)

      10.10             Vacant Land Contract dated December 28, 2001
                        between Stephen Gruberg and Soloman Lam (Lot 302)(5)

      10.11 Vacant Land Contract dated December 28, 2001 between Jacob Gruberg and Soloman Lam (Lot 303)(5)

      10.12 Vacant Land Contract dated December 26, 2001 between Barry Gruberg and Soloman Lam (Lot 304) (5)

      10.13             Vacant Land Contract dated December 26, 2001
                        between Mildred Gruberg and Soloman Lam (Lot 305) (5)

      10.14 Contract for Sale and Purchase dated December 24, 2001 between Universal Asset Recovery, Inc. and Soloman Lam with Vacant Land Addendum (5)

      10.15 Vacant Land Contract dated December 27, 2001 between George Odian and Soloman Lam (Lot 310) (5)

      10.16 Vacant Land Contract dated December 26, 2001 between Robert Isaly and Soloman Lam (Lot 311) (5)

      10.17 Vacant Land Contract dated December 26, 2001 between Bruce McClean and Soloman Lam (Lot 312) (5)

      10.18 Vacant Land Contract dated December 29, 2001 between Dr. Bruce Vogel and Stephen Fox and Soloman Lam (Lot 314) (5)


         (1) Filed as an exhibit of the same number to the Registrant's (formerly known as First Philadelphia Capital Corp.) Form 10-SB dated May 10, 2000.

         (2) Filed as exhibit 3.1 to the Registrant's current report on Form 8-K dated February 5, 2001.

         (3) Filed as an exhibit of the same number to the Registrant's Form SB-2 dated August 31, 2001.

         (4) Filed as an exhibit of the same number to Amendment No. 1 to the Registrant's Form SB-2 dated December 5, 2001.

         (5) Filed herewith.

         (b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 31st day of March, 2002.

                                       NEWPORT INTERNATIONAL GROUP, INC.



                                       By: /s/ Soloman Lam
                                           --------------------------------
                                           Soloman Lam, President and Chief
                                           Executive Officer


In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                        TITLE                                   DATE
                 ---------                                        -----                                   ----

/s/ Soloman Lam                                           President and Director                     March 31, 2002
---------------------------------------------        (Principal Executive, Financial
Soloman Lam                                              and Accounting Officer)


/s/ Samantha Lam                                                  Director                           March 31, 2002
---------------------------------------------
Samantha Lam

/s/ Sara Lam                                                      Director                           March 31, 2002
---------------------------------------------
Sara Lam


/s/ Vernon Priest                                   Vice President of Development and                March 31, 2002
---------------------------------------------           Engineering and a Director
Vernon Priest


/s/ Tina Giacalone                                       Secretary and a Director                    March 31, 2002
---------------------------------------------
Tina Giacalone


/s/ Clinton Beckwith                                        Vice President of                        March 31, 2002
---------------------------------------------        Public Relations and a Director
Clinton Beckwith


                                                          Chief Operating Officer                    _______________
---------------------------------------------                 and a Director
Redding Stevenson

                                       24

================================================================================






















                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


























================================================================================

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ...............   F-1


FINANCIAL STATEMENTS

Balance Sheet ....................................................   F-2

Statements of Operations and Comprehensive Loss ..................   F-3

Statements of Stockholders' Deficiency ...........................   F-4

Statements of Cash Flows .........................................   F-5

Notes to Financial Statements ....................................   F-6 - F-14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Newport International Group, Inc
Wellington, Florida

We have audited the accompanying balance sheet of Newport International Group, Inc (a development stage company) as of December 31, 2001, and the related statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the years ended December 31, 2001 and 2000 and cumulative from inception (December 27, 1999) to December 31, 2001. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport International Group, Inc as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and cumulative from inception (December 27, 1999) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has generated no operating revenues and, accordingly, has suffered and continues to suffer net losses. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            RACHLIN COHEN & HOLTZ LLP

West Palm Beach, Florida
February 15, 2002

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                  DECEMBER 31,

                               ASSETS

Cash and Cash Equivalents ............................        $     660

Investment Securities ................................          264,474

Officer Advances .....................................           25,830

Prepaid Financing Costs ..............................            9,868

Land Deposits and Deferred Development Costs .........            8,501

Property and Equipment ...............................            1,816

Deferred Tax Asset ...................................            2,400
                                                              ---------

                                                              $ 313,549
                                                              =========

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
    Accounts payable .................................        $   2,417

    Loan payable, stockholder ........................          312,000
                                                              ---------

Total Liabilities ....................................          314,417
                                                              ---------

Commitments, Contingencies and Subsequent Events .....               --

Stockholders' Deficiency:
    Preferred stock - $.0001 par value,
      5,000,000 shares authorized, no shares
      issued and outstanding .........................               --
    Common stock - $.0001 par value,
      20,000,000 shares authorized,
      6,575,804 shares issued and outstanding ........              658
    Stock subscription receivable ....................          (58,600)
    Additional paid-in capital .......................          325,034
    Deficit accumulated during development stage .....         (263,872)
    Accumulated other comprehensive loss .............           (4,088)
                                                              ---------

Total Stockholders' Deficiency .......................             (868)
                                                              ---------
                                                              $ 313,549
                                                              =========

                       See notes to financial statements.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                                                    YEAR ENDED DECEMBER 31,              CUMULATIVE
                                                 -------------------------------             FROM
                                                      2001                2000            INCEPTION
                                                  -----------         -----------         -----------
Revenues:
     Investment income ...................        $     3,968         $        --         $     3,968
                                                  -----------         -----------         -----------

Costs and Expenses:
     Professional fees ...................             86,556               3,003              89,559
     Consulting fees .....................             27,748              95,000             122,748
     Rent ................................             15,947                  --              15,947
     Interest, stockholder ...............             10,000                  --              10,000
     General and administrative ..........             24,620               4,966              29,586
                                                  -----------         -----------         -----------
                                                      164,871             102,969             267,840
                                                  -----------         -----------         -----------

Net Loss .................................           (160,903)           (102,969)        $  (263,872)
                                                                                          ===========

Other Comprehensive Loss .................             (4,008)                 --
                                                  -----------         -----------

Comprehensive Loss .......................        $   164,911         $  (102,969)
                                                  ===========         ===========

Net Loss Per Common Share ................        $     (0.03)        $     (0.02)
                                                  ===========         ===========

Weighted Average Common Shares Outstanding          5,403,702           5,000,000
                                                  ===========         ===========




                       See notes to financial statements.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
               INCEPTION (DECEMBER 27, 1999) TO DECEMBER 31, 2001




                                                                                                 STOCK
                                                                                              SUBSCRIPTION
                                                                      SHARES        AMOUNT     RECEIVABLE
                                                                      ------        ------    ------------
Inception (December 27, 1999) to December 31, 1999:

Issuance of Common Stock ($.0001 per share) ....................    5,000,000    $     500    $      --

Net Loss .......................................................           --           --           --
                                                                    ---------    ---------    ---------

Balance, December 31, 1999 .....................................    5,000,000          500           --

Year Ended December 31, 2000:

Other ..........................................................           --           --           --

Net Loss .......................................................           --           --           --
                                                                    ---------    ---------    ---------

Balance, December  31, 2000 ....................................    5,000,000          500           --
                                                                    ---------    ---------    ---------

Year Ended December 31, 2001:

Issuance of Common Stock ($0.125 - $0.50 per share) ............      410,000           41           --

Proceeds from Issuance of Common Stock  ($0.10 -$1.00 per share)      932,604           93           --

Common Stock Issued for Services ($0.25 -$1.00 per share) ......        2,100            1           --

Common Stock Subscribed ($0.25-$1.00 per share) ................      231,100           23      (58,600)

Unrealized Losses on Investment Securities .....................           --           --           --

Net Loss .......................................................           --           --           --
                                                                    ---------    ---------    ---------

Balance, December 31, 2001 .....................................    6,575,804    $     658    $ (58,600)
                                                                    =========    =========    =========





                                                                                    DEFICIT
                                                                                   ACCUMULATED       ACCUMULATED
                                                                     ADDITIONAL      DURING            OTHER
                                                                      PAID-IN      DEVELOPMENT     COMPREHENSIVE
                                                                      CAPITAL         STAGE             LOSS         TOTAL
                                                                     ----------    -----------     --------------  ----------
Inception (December 27, 1999) to December 31, 1999:

Issuance of Common Stock ($.0001 per share) ....................    $      --    $      --           $      --     $     500

Net Loss .......................................................           --           --                  --            --
                                                                    ---------    ---------           ---------     ---------

Balance, December 31, 1999 .....................................           --           --                  --           500

Year Ended December 31, 2000:

Other ..........................................................          829           --                  --           829

Net Loss .......................................................           --     (102,969)                 --      (102,969)
                                                                    ---------    ---------           ---------     ---------

Balance, December  31, 2000 ....................................          829     (102,969)                 --      (101,640)
                                                                    ---------    ---------           ---------     ---------

Year Ended December 31, 2001:

Issuance of Common Stock ($0.125 - $0.50 per share) ............      107,959           --                           108,000

Proceeds from Issuance of Common Stock  ($0.10 -$1.00 per share)      156,444                                        156,537

Common Stock Issued for Services ($0.25 -$1.00 per share) ......        1,225                                          1,226

Common Stock Subscribed ($0.25-$1.00 per share) ................       58,577           --                                --

Unrealized Losses on Investment Securities .....................           --           --              (4,088)       (4,088)

Net Loss .......................................................           --     (160,903)                 --      (160,903)
                                                                    ---------    ---------           ---------     ---------

Balance, December 31, 2001 .....................................    $ 325,034    $(263,872)          $  (4,088)    $    (868)
                                                                    =========    =========           =========     =========


                       See notes to financial statements.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS



                                                                              YEAR ENDED DECEMBER 31,       CUMULATIVE
                                                                              -----------------------          FROM
                                                                                2001            2000        INCEPTION
                                                                                ----            ----        ---------
Cash Flows From Operating Activities:
   Net loss .........................................................       $(160,903)       $(102,969)       $(263,872)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation ...................................................             476               --              476
     Expenses paid by issuance of common stock ......................           1,226               --            1,226
     Expenses paid on behalf of Company by stockholder ..............              --              829              829
     Change in operating assets and liabilities:
         Increase in prepaid financing costs ........................          (9,868)              --           (9,868)
         Increase in land deposits and deferred development costs ...          (5,001)          (3,500)          (8,501)
         Increase in accounts payable ...............................           2,417               --            2,417
                                                                            ---------        ---------        ---------
            Net cash used in operating activities ...................        (171,653)        (105,640)        (277,293)
                                                                            ---------        ---------        ---------

Cash Flows From Investing Activities:
     Purchases of property and equipment ............................          (2,292)              --           (2,292)
     Purchases of investment securities .............................        (270,962)              --         (270,962)
                                                                            ---------        ---------        ---------
            Net cash used in investing activities ...................        (273,254)              --         (273,254)
                                                                            ---------        ---------        ---------

Cash Flows From Financing Activities:
     Proceeds from loans to officer .................................              --           33,460           33,460
     Repayment of  loans from officer ...............................         (33,460)              --          (33,460)
     Cash advanced to officer .......................................         (25,830)              --          (25,830)
     Proceeds from loans from stockholder ...........................         312,000               --          312,000
     Proceeds from issuance of common stock .........................         156,537               --          157,037
     Proceeds from common stock subscribed ..........................              --          108,000          108,000
                                                                            ---------        ---------        ---------
            Net cash provided by financing activities ...............         409,247          141,460          551,207
                                                                            ---------        ---------        ---------

Net (Decrease) Increase in Cash and Cash Equivalents ................         (35,660)          35,820              660

Cash and Cash Equivalents, Beginning ................................          36,320              500               --
                                                                            ---------        ---------        ---------

Cash and Cash Equivalents, Ending ...................................       $     660        $  36,320        $     660
                                                                            =========        =========        =========

Supplemental Disclosures of Cash Flow Information:
     Interest paid ..................................................       $  10,000        $     250
                                                                            =========        =========

Supplemental Disclosures of Non-Cash Investing
     and Financing Activities:
         Unrealized loss on investment securities available for sale,
            net of deferred taxes of $2,400 .........................       $   4,088        $      --
                                                                            =========        =========



                       See notes to financial statements.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION -- DEVELOPMENT STAGE COMPANY

             Newport International Group, Inc. was originally incorporated in Delaware on December 27, 1999, to serve as a vehicle to effect a merger, exchange of common stock, asset acquisition or other business combination with domestic or foreign private business. The Company is a real estate holding and development company that develops commercial, industrial, and residential properties from raw undeveloped land which commenced financial activities in 2000. Since that time, the Company has been principally engaged in organizational activities, business plan development and raising capital. Accordingly, the Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage company.

         POOLING OF INTERESTS

             On October 30, 2000, the Company completed a business combination with Conservation Anglers Manufacturing, Inc. which is a real estate holding and development company that was originally organized in Florida on February 7, 2000. The combination was a stock-for-stock merger that was accounted for as a "pooling-of-interests". In connection with the merger, the Company issued 4,700,000 shares of restricted common stock in exchange for all the outstanding stock of Conservation Anglers Manufacturing, Inc. Accordingly, the Company's financial statements have been restated to include the accounts of Conservation Anglers Manufacturing, Inc. as if the companies had combined at the beginning of the year. There were no transactions between the Company and Conservation Anglers Manufacturing, Inc. before the combination and no adjustments were necessary to conform accounting policies.

         NAME CHANGES

             The Company was originally organized as First Philadelphia Capital Corp. As a result of the business combination on October 30, 2000, the Company changed its name to Conservation Anglers Manufacturing, Inc. In January, 2001, the Company again amended the Articles of Incorporation and changed its name to Newport International Group, Inc.

         CASH AND CASH EQUIVALENTS

             For the purposes of reporting the statement of cash flows, cash and cash equivalents include highly liquid instruments with maturities of three months or less at the time of purchase.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         CONCENTRATIONS OF CREDIT RISK

             Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At December 31, 2001, the Company did not have deposits in excess of federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

         INVESTMENT SECURITIES

             Management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Investment securities consist primarily of mutual funds at December 31, 2001, and are classified as available-for-sale. Available-for-sale securities are stated at fair value with unrealized holding gains and losses reported, net of deferred income taxes, as a separate component of stockholders' equity. Realized gains and losses are calculated using the average cost method.

         DEFERRED DEVELOPMENT COSTS

             Costs incurred in connection with acquiring and developing real estate have been deferred and capitalized.

         PREPAID FINANCING COSTS

             The Company has capitalized certain costs incurred related to obtaining financing of the acquisition of land. The costs represent non-refundable origination fees which will be amortized over the term of the financing once financing is obtained.

         INCOME TAXES

             The Company accounts for its income taxes using SFAS No. 109, "ACCOUNTING FOR INCOME TAXES", which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         PREFERRED STOCK

             The Board of Directors is responsible for establishing and designating the rights, preferences, limitations and restrictions of preferred stock.

         NET LOSS PER COMMON SHARE

             The net loss per common share in the accompanying statements of operations has been computed based upon the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. The basic and diluted net loss per common share in the accompanying statements of operations is based upon the net loss divided by the weighted average number of shares outstanding during each period. Diluted per share data is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable would be anti-dilutive.

         USE OF ESTIMATES

             The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and operations for the period. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

         PROPERTY AND EQUIPMENT

             Property and equipment are recorded at cost and depreciated, using accelerated methods, over the estimated useful lives of the assets. Gain or loss on disposition of assets is recognized currently. Repairs and maintenance are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

         RECENTLY ISSUED ACCOUNTING STANDARDS

             In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 will be effective for the Company's financial statements beginning July 1, 2002, with earlier application encouraged.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

             The Company believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

             In July 2001, the FASB issued SFAS No. 141, "BUSINESS COMBINATIONS", and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" which replace Accounting Principles Board Opinion Nos. 16, "BUSINESS COMBINATIONS" and 17, "INTANGIBLE ASSETS", respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which the Company will be required to adopt on July 1, 2002. After June 30, 2002, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur.

             In June 1998, the FASB issued SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains and losses to offset related results on the hedged item in the income statement and requires that the company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of this statement has not had a significant impact on the results of operations or financial position of the Company.

NOTE 2.  SIGNIFICANT RISKS AND UNCERTAINTIES

         GOING CONCERN CONSIDERATIONS

             The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States which assume that the Company will continue as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. However, for the years ended December 31, 2001 and 2000, the Company generated no operating revenues and, accordingly, suffered net losses of approximately $161,000 and $103,000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  SIGNIFICANT RISKS AND UNCERTAINTIES (Continued)

         GOING CONCERN CONSIDERATIONS (Continued)

             Management's plans to continue its operations and become profitable encompass the following:

             o The Company's President and Chief Executive Officer has entered into an exclusive contract with an option to purchase approximately 2,300 acres in Sumter County Florida for a total of $15,000,000 which he intends to assign to the Company. The Company plans to sell and lease lots for development, and then manage a large commercial, industrial and residential mixed-use development.

             o The Company plans to seek equity and debt capital to finance the land purchase, fund the study and approval process and fund its operations (see Note 6).

             In view of these matters, continuation of the Company as a going concern is dependent upon the success of management to meet its capital and financing requirements and effectively negotiate land acquisitions and real estate development activities. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in the implementation of its plans or that future operations will become profitable. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.  INVESTMENT SECURITIES

         Investment securities classified as available-for-sale are as follows:

               Equity mutual funds, at cost             $ 270,962
               Unrealized loss on securities               (6,488)
                                                        ---------
               Equity mutual funds, at fair value       $ 264,474
                                                        =========


NOTE 4.  LOAN PAYABLE, STOCKHOLDER

         In 2001, the Company received $312,000 in loans from a stockholder. In 2002, the Company executed a convertible debenture agreement dated January 18, 2002 for $370,000 with its stockholder, of which $312,000, including an interest discount of $10,000, had been funded at December 31, 2001. The debenture, which provides for interest at 12% commencing February 2002, is convertible into common stock of the Company at $0.10 per share and is due on demand. The stockholder owned approximately 548,000 shares of common stock at December 31, 2001.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



NOTE 4.  LOAN PAYABLE, STOCKHOLDER (Continued)

             The total estimated fair value of the beneficial conversion feature approximated 90% of the face amount of the debenture. As a result, in 2002, the Company will record a discount in the amount of $333,000 and will amortize this discount as interest expense (additional costs of financing) at the date of issuance, as this is the date the debenture first becomes convertible.

NOTE 5.  RELATED PARTY TRANSACTIONS

         OFFICER ADVANCE

             The Chief Executive Officer of the Company was given a $25,830 advance against a salary to begin being paid in 2002.

         CONSULTING AGREEMENT

             On August 17, 2000, the Company entered into a consulting agreement with FS Capital Markets Group, Inc., a stockholder, to perform consulting services and take certain actions and undertake certain obligations to insure an orderly business combination as reported above under pooling of interests, for a fee of approximately $6,700 and $95,000, reported as consulting fees for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, FS Capital Markets Groups, Inc. owned 300,000 shares of common stock of the Company.

         OPERATING LEASES

             The Company entered into a rental agreement with the President of the Company to rent space for their operating facilities. The terms of the agreement are month-to-month for $500 a month. Additionally, in 2001, the Company leased an automobile on behalf of a director. The terms of this non-cancelable operating lease call for 36 monthly payments of approximately $550 each.

             Approximate minimum future lease payments under non-cancelable operating leases are as follows:

             Year ending December 31:

               2002                                             $  7,000
               2003                                                7,000
               2004                                                5,000
                                                                 -------
                                                                 $19,000
                                                                 =======

             For the year ended December 31, 2001, rent expense under these leases was approximately $16,000.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5.  RELATED PARTY TRANSACTIONS (Continued)

         FEASIBILITY STUDY AGREEMENT

             On December 1, 2000, the Company agreed to pay $10,000 to a director to purchase the rights to a feasibility study for certain parcels of land which it plans on developing in the future. Payments totaling $3,500 were made in December, 2000 and capitalized as deferred development costs, for one copy of the report. The balance of $6,500 is due and payable if the Company elects to proceed with the acquisition of any of the parcels.

NOTE 6.  COMMITMENTS

         LAND CONTRACTS

             In November 2000, the President and Chief Executive Officer executed certain land contracts to purchase approximately 3,300 acres of land for a total of $11,389,600, which the Company intends to develop in the future. Such contracts were due to close on September 1, 2001, but were extended to March 1, 2002 at the sellers' request. The President and Chief Executive Officer personally deposited $180,000 into escrow pending closing and the Company will reimburse him when he assigns the contracts to the Company. On February 12, 2002, the land contracts were cancelled and the $180,000 deposit was returned to the President and Chief Executive Officer. Simultaneously, on February 12, 2002, the President and Chief Executive Officer executed a new land contract to purchase approximately 2,300 acres of land for $15,000,000. The Company deposited $10,000 in escrow pending closing on April 30, 2002.

             In December 2001, the President and Chief Executive Officer entered into purchase contracts to acquire 45 acres of vacant land in Wellington, Florida for a total purchase price of $470,000. The transaction is scheduled to close by April 15, 2002 and required a $5,000 deposit which was made by the Company.

         MANAGEMENT AND FINANCIAL CONSULTING AGREEMENT

             The Company entered into an agreement on January 15, 2001, with Union Atlantic LC (Union Atlantic), as consultant, to provide management and financial consulting and investment banking services, for a fee of $25,000. The Company shall issue to Union Atlantic a warrant to purchase five percent (5%) of the then outstanding common stock of the Company (250,000 shares). The per share exercise price of the warrant shall equal the per share price paid by investors in the first covered transaction between October 31, 2001, and October 31, 2004. The warrant will expire seven (7) years after the date of issue, and can be exercised at any time in whole or in part. There is a restriction from selling more than 25% of the underlying shares during any single calendar quarter. The warrant had not been issued at February 15, 2002.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  COMMITMENTS (Continued)

         FINANCE CONSULTING AGREEMENTS

             On January 23, 2002, the Company paid $17,500 to PacEquities.com as a retainer and application fee for a loan to acquire and develop land in Sumter County, Florida, with a maximum loan of $16 million or 95% of costs including soft costs. The term is five (5) years maximum. The interest rate will be fixed for the term of the loan at a rate to be determined at closing, with a minimum rate of 9%. The proposal requires a separate Joint Venture Agreement be established between PacEquities.com, its investors, and the Company. Project profit and equity participation will be required throughout the life of the project on a 50%/50% basis with PacEquities.com. The agreement provides for a 5% commitment fee payable to PacEquities.com's investor at closing. However, an oral agreement between the Company and PacEquities.com's investor waived the 5% commitment fee and instead provided for the issuance of 1,000,000 shares of the Company's common stock.

             The Company entered into an agreement with First Level Capital, Inc. on April 27, 2001, for certain financial consulting services. The Company agreed to issue 20,000 shares of its common stock to First Level Capital, Inc. for this service. The stock was issued August 23, 2001, for $10,000, the value of the services to be rendered. On February 15, 2002, the agreement was terminated and the stock was returned to the Company and canceled. Accordingly, no accounting recognition has been given to this transaction in the accompanying financial statements for 2001.

             The Company entered into several financial services agreements to assist the Company in obtaining financing to purchase land. According to the agreements, the Company will pay a fee ranging between 2% to 3.5% of the gross amount of funding received. As of December 31, 2001, the Company paid and capitalized origination fees related to these agreements of $9,868.

         LINE OF CREDIT

             On January 18, 2002, the Company established a line of credit for $50,000 with First Union National Bank. The interest rate of the credit line is at prime plus 1.5% and is adjustable monthly. The line is guaranteed by certain officers and directors of the Company and is secured by certain investment securities held at First Union having a value of approximately $67,000 at December 31, 2001.

NOTE 7.  INCOME TAXES

         As of December 31, 2001, the Company had a net operating loss carry forward of approximately $266,000 which expires at various times through 2021.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.  INCOME TAXES (Continued)

         Significant components of the Company's deferred tax assets as of December 31, 2001 were as follows:

             Net operating loss carryforwards                    $  98,000
             Unrealized loss on investment securities                2,400
                                                                 ---------
                 Total deferred tax assets                         100,400
             Less valuation allowance                              (98,000)
                                                                  --------
                    Net deferred tax assets                     $    2,400
                                                                 =========