Form 10QSB
period 2002-03-31
NEWPORT INTERNATIONAL GROUP INC
filed 2002-05-15
CIK 1103577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2002

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

                                 (561) 389-6725
               --------------------------------------------------
                (Issuer's telephone number, including area code)


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

                           Outstanding at May 13, 2002
                   Common Stock, par value $0.0001 - 6,586,232

                       ----------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        NEWPORT INTERNATIONAL GROUP, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                               March 31,   December 31,
                                                                                  2002         2001
                                                                               ---------   ------------
                                                                              (Unaudited)
                               ASSETS

Cash and Cash Equivalents                                                      $     888    $     660
Investment Securities                                                            259,913      264,474
Officer Advances                                                                  19,372       25,830
Prepaid Financing Costs                                                            9,868        9,868
Land Deposits and Deferred Development Costs                                      28,501        8,501
Property and Equipment                                                             1,740        1,816
Deferred Tax Asset                                                                 4,700        2,400
                                                                               ---------    ---------
                                                                               $ 324,982    $ 313,549
                                                                               =========    =========

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
    Line of credit                                                             $  47,185    $      --
    Accounts payable                                                              14,566        2,417
    Accrued liabilities, related parties
                                                                                   7,691           --
    Loan payable, stockholder                                                    342,000      312,000
                                                                               ---------    ---------
Total Liabilities                                                                411,442      314,417
                                                                               ---------    ---------

Commitments                                                                           --           --

Stockholders' Deficiency:
    Preferred stock - $.0001 par value,
       5,000,000 shares authorized, no shares
       issued and outstanding                                                         --           --
    Common stock - $.0001 par value, 20,000,000 shares authorized,
       6,586,232 and 6,575,804
       shares issued and outstanding                                                 659          658
    Stock subscription receivable                                                (57,600)     (58,600)
    Additional paid-in capital                                                   634,004      325,034
    Deficit accumulated during development stage                                (655,669)    (263,872)
    Accumulated other comprehensive loss                                          (7,854)      (4,088)
                                                                               ---------    ---------
Total Stockholders' Deficiency                                                   (86,460)        (868)
                                                                               ---------    ---------
                                                                               $ 324,982    $ 313,549
                                                                               =========    =========


                  See notes to condensed financial statements.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                 Three Months Ended March 31,       Cumulative
                                                -----------------------------         From
                                                    2002             2001           Inception
                                                -----------       -----------       ---------
                                                (Unaudited)       (Unaudited)      (Unaudited)
A
Revenues:
    Investment income                          $     1,505       $        --       $   5,473
                                                -----------       -----------       ---------

Costs and Expenses:
     Professional fees                               57,979             4,906         147,538
     Consulting fees                                     --                --         122,748
     Rent                                             3,172                --          19,119
     General and administrative                      17,339             2,083          46,925
     Interest, stockholder                          314,812                --         324,812
                                                -----------       -----------       ---------
                                                    393,302             6,989         661,142
                                                -----------       -----------       ---------
Net Loss                                        $  (391,797)      $    (6,989)      $(655,669)
                                                                                    =========

Other Comprehensive Loss                             (3,766)               --
                                                -----------       -----------

Comprehensive Loss                              $  (395,563)      $    (6,989)
                                                -----------       ===========

Net Loss Per Common Share                       $     (0.06)      $     (0.00)
                                                ===========       ===========

Weighted Average Common Shares Outstanding        6,583,087         5,000,000
                                                ===========       ===========


                  See notes to condensed financial statements.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                 Three Months
                                                                               Ended March 31,           Cumulative
                                                                          -------------------------         From
                                                                            2002            2001          Inception
                                                                          ---------       ---------       ---------
                                                                         (Unaudited)     (Unaudited)     (Unaudited)
Cash Flows From Operating Activities:
   Net loss                                                               $(391,797)      $  (6,989)      $(655,669)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation                                                               188              29             664
     Expenses paid by issuance of common stock                                2,171              --           3,397
     Expenses paid on behalf of Company by stockholder                           --              --             829
     Beneficial conversion on loan payable, stockholder                     307,800              --         307,800
     Officer advances recorded as compensation                                6,458              --           6,458
     Change in operating assets and liabilities:
        Increase in prepaid financing costs                                      --         (10,000)         (9,868)
        Increase in land deposits and deferred development costs            (20,000)             --         (28,501)
        Increase in accounts payable                                         12,149              --          14,566
        Decrease in accrued expenses                                          7,691              --           7,691
                                                                          ---------       ---------       ---------
            Net cash used in operating activities                           (75,340)        (16,960)       (352,633)
                                                                          ---------       ---------       ---------

Cash Flows From Investing Activities:
     Purchases of property and equipment                                       (112)           (201)         (2,404)
     Purchases of investment securities                                      (1,505)             --        (272,467)
                                                                          ---------       ---------       ---------
            Net cash used in investing activities                            (1,617)           (201)       (274,871)
                                                                          ---------       ---------       ---------

Cash Flows From Financing Activities:
     Proceeds from line of credit                                            47,185              --          47,185
     Proceeds of loans from officer                                              --              --          33,460
     Repayment of  loans from officer                                            --         (29,290)        (33,460)
     Cash advanced to officer                                                    --              --         (25,830)
     Proceeds from convertible debenture                                     30,000              --         342,000
     Proceeds from issuance of common stock                                      --          77,725         157,037
     Proceeds from common stock subscribed                                       --              35         108,000
                                                                          ---------       ---------       ---------
            Net cash provided by financing activities                        77,185          48,470         628,392
                                                                          ---------       ---------       ---------

Net Increase in Cash and Cash Equivalents                                       228          31,309             888

Cash and Cash Equivalents, Beginning                                            660          36,320              --
                                                                          ---------       ---------       ---------
Cash and Cash Equivalents, Ending                                         $     888       $  67,629       $     888
                                                                          =========       =========       =========

Supplemental Disclosures of Non-Cash Investing
    and Financing Activities:
        Unrealized loss on investment securities available for sale,
        net of $2,300                                                     $   3,766       $      --
                                                                                          =========



                  See notes to condensed financial statements.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

NOTE 1.  SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

              The condensed financial statements have been prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors, which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the December 31, 2001 financial statements stated the Company, "... has generated no operating revenues and, accordingly, has suffered and continues to suffer net losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

              The financial statements do not include adjustments relating to recoverability and classification of recorded assets amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon it ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2002


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

         NAME CHANGES

              The Company was originally organized as First Philadelphia Capital Corp. As a result of the business combination on October 30, 2000, the Company changed its name to Conservation Anglers Manufacturing, Inc. In January 2001, the Company again amended the Articles of Incorporation and changed its name to Newport International Group, Inc.

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

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2002


NOTE 2.  LOAN PAYABLE, STOCKHOLDER

         In 2001, the Company received $312,000 in loans from a stockholder. In 2002, the Company executed a convertible debenture agreement dated January 18, 2002 for $370,000 with this stockholder, of which $342,000 had been funded at March 31, 2002. The debenture, which provides for interest at 12% commencing February 2002, is convertible into common stock of the Company at $0.10 per share and is due on demand. As of March 31, 2002, the Company accrued interest of approximately $6,600. The stockholder owned approximately 548,000 shares of common stock at March 31, 2002.

         The total estimated fair value of the beneficial conversion feature approximated 90% of the face amount of the debenture. As a result, in January 2002, the Company recorded a discount in the amount of $307,800 and amortized this discount as interest expense (additional costs of financing) at the date of issuance, as this is the date the debenture first becomes convertible.

NOTE 3.  LINE OF CREDIT

         On January 18, 2002, the Company established a line of credit for $50,000 with First Union National Bank. The interest rate of the credit line is at prime plus 1.5% (6.25% at March 31, 2002) and is adjustable monthly. The line is guaranteed by certain officers and directors of the Company and is secured by certain investment securities held at First Union having a value of approximately $59,000 at March 31, 2002. The outstanding balance was $47,185 as of March 31, 2002.

NOTE 4.  RELATED PARTY TRANSACTIONS

         OFFICER COMPENSATION

             In 2001, the Chief Executive Officer of the Company was given a $25,830 advance against a salary to begin being paid in 2002. Accordingly, compensation of approximately $6,500 was recorded for the three months ended March 31, 2002.

NOTE 5.  COMMITMENTS

         LAND CONTRACTS

             In November 2000, the President and Chief Executive Officer executed certain land contracts to purchase approximately 3,300 acres of land for a total of $11,389,600, which the Company intended to develop in the future. Such contracts were due to close on September 1, 2001, but were extended to March 1, 2002 at the sellers' request. The President and Chief Executive Officer personally deposited $180,000 into escrow pending closing and the

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2002



             Company would have reimbursed him when he assigned the contracts to the Company. On February 12, 2002, the land contracts were cancelled and the $180,000 deposit was returned to the President and Chief Executive Officer. Simultaneously, on February 12, 2002, the President and Chief Executive Officer executed a new land contract to purchase approximately 2,300 acres of land for $15,000,000. The Company deposited $10,000 in escrow pending closing on April 30, 2002. The closing on this contract was subsequently extended until July 29, 2002 and as consideration the Company released the $10,000 to the seller that was in escrow.

             In December 2001, the President and Chief Executive Officer entered into purchase contracts to acquire 45 acres (9 lots) of vacant land in Wellington, Florida for a total purchase price of $470,000. In April 2002, the President subsequently closed on two of the nine lots and is scheduled to close on the remaining lots by the end of May 2002. The President and Chief Executive Officer will transfer the vacant land to the Company in exchange for a purchase price equal to his cost.

         MANAGEMENT AND FINANCIAL CONSULTING AGREEMENT

             The Company entered into an agreement on January 15, 2001, with Union Atlantic LC (Union Atlantic), as consultant, to provide management and financial consulting and investment banking services, for a fee of $25,000. The Company shall issue to Union Atlantic a warrant to purchase five percent (5%) of the then outstanding common stock of the Company (250,000 shares). The per share exercise price of the warrant shall equal the per share price paid by investors in the first covered transaction between October 31, 2001, and October 31, 2004. The warrant will expire seven (7) years after the date of issue, and can be exercised at any time in whole or in part. There is a restriction from selling more than 25% of the underlying shares during any single calendar quarter. The warrant had not been issued at April 29, 2002.

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

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2002



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

             The Company entered into several financial services agreements to assist the Company in obtaining financing to purchase land. According to the agreements, the Company will pay a fee ranging between 2% to 3.5% of the gross amount of funding received. As of March 31, 2002, the Company paid and capitalized origination fees related to these agreements of $9,868.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the information contained in the financial statements of Newport and the Notes thereto appearing elsewhere herein.

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

         The aggregate purchase price of the properties is approximately $15.5 million. Following the purchase of the Sumter County property, we anticipate spending an additional $1 million to complete our studies of the property and the rezoning, permitting and approval process. With respect to the Wellington property, we plan to spend approximately $600,000 for infrastructure.

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

         The following is a proposed timetable for our activities:

Present                                     o   obtain financing for the purchase of the Wellington property

Next six to twelve months                   o   seek and obtain financing for the purchase of the Sumter
                                                property

                                            o   commence sales of Wellington lots

Eighteen to twenty-four months after        o   complete the DRI and land use plan designation amendment
purchase of Sumter County property              procedures for Sumter County project

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Newport is hereby providing cautionary statements identifying important factors that could cause Newport's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of us herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) Newport's ability to obtain additional financing to implement its business strategy; (ii) the ability of Newport to obtain zoning and other land use changes and approvals; (iii) imposition of new regulatory requirements affecting Newport; (iv) a downturn in general economic conditions (v) the construction of the proposed turnpike interchange that would create access to the Sumter County project; (vi) lack of geographic diversification; and (vii) other factors which are described in further detail in our filings with the Securities and Exchange Commission.

         Newport cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and Newport undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None

ITEM 2.       CHANGES IN SECURITIES

         From November 2000 through January 2002, Newport sold an aggregate of 1,586,232 shares of common stock to 50 "accredited investors" for a total of approximately $414,000. Newport sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Neither Newport nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. Purchasers, or the beneficial owners of purchasers that are entities, are friends or business associates of the officers and directors of Newport. No services were performed by any purchasers as consideration for the shares issued. All purchasers represented in writing that they had such knowledge and experience in financial and business matters as is required to evaluate the risks associated with their proposed investment in Newport and that they were acquiring material concerning Newport and that they had been afforded an opportunity to ask questions of management and request additional information about Newport. A legend was placed on the stock certificates stating that the securities had not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

         In January 2002, we issued a convertible debenture in the principal amount of $370,000 to Mr. Kenneth Myron, one of our principal stockholders, in exchange for the conversion of a promissory note in the amount of $312,000, accrued interest in the amount of $10,000 and an additional advance in the amount of $48,000, which additional advances will be received in 2002. The debenture is convertible into 3,700,000 shares of our common stock. The debenture was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

ITEM 3.       DEFAULTING UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  None.

              (b) Reports on Form 8-K

                  On February 7, 2002, Newport filed a Current Report on Form 8-K to report its Item 4 change of independent accountants from J.P. Spillane, C.P.A., P.A. to Rachlin, Cohen and Holtz LLP.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      NEWPORT INTERNATIONAL GROUP, INC.



                                      By:      /s/ SOLOMAN LAM
                                         ---------------------------------------
                                           Soloman Lam, Preident, Chief
                                           Executive Officer Treasurer and
                                           Director
                                           (Principal Executive, Financial and
                                           Accounting Officer)

Date:   May 15, 2002