Form 10QSB
period 2002-06-30
NEWPORT INTERNATIONAL GROUP INC
filed 2002-08-14
CIK 1103577

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
                                 June 30, 2002

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

                                (561) 389-6725
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

                         Outstanding at June 30, 2002
                  Common Stock, par value $0.0001 - 6,606,232

                      ----------------------------------

                         PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                        NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                  ASSETS
                  ------

                                                       June 30,
                                                         2002           December 31,
                                                      (Unaudited)           2001
                                                       ----------        ----------
Cash and Cash Equivalents                                     261               660

Investment Securities                                     222,230           264,474

Officer Advances                                           12,914            25,830

Prepaid Financing Costs                                     9,868             9,868

Land Deposits and Deferred Development Costs               28,501             8,501

Property and Equipment                                      1,919             1,816

Deferred Tax Asset                                         18,900             2,400
                                                       ----------        ----------
                                                       $  294,593        $  313,549
                                                       ==========        ==========

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
   ----------------------------------------

Liabilities:

   Line of credit                                          49,693                 -

   Accounts payable                                        15,884             2,417

   Accrued liabilities, related parties                    19,009                 -

   Loan payable, stockholder                              342,000           312,000
                                                       ----------        ----------
Total Liabilities                                         426,586           314,417
                                                       ----------        ----------
Commitments                                                     -                 -

Stockholders' Deficiency:

   Preferred stock - $.0001 par value,
     5,000,000 shares authorized, no shares
     issued and outstanding                                     -                 -
   Common stock - $.0001 par value,
     20,000,000 shares authorized,
     6,606,292 shares and 6,575,804 issued and
     outstanding, respectively                                661               658
   Stock subscription receivable                             (500)          (58,600)
   Additional paid-in capital                             604,200           325,034
   Deficit accumulated during development stage          (704,469)         (263,872)
   Accumulated other comprehensive loss                   (31,885)           (4,088)
                                                       ----------        ----------
Total Stockholders' Deficiency                           (131,993)             (868)
                                                       ----------        ----------
                                                       $  294,593        $  313,549
                                                       ==========        ==========

                 See notes to condensed financial statements.

                        NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                Three Months Ended June 30,     Six Months Ended June 30,      Cumulative
                                                ---------------------------    --------------------------    From Inception
                                                    2002           2001           2002           2001        --------------
                                                 (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)      (Unaudited)

Revenues:
  Investment income                              $      549     $        -     $    2,054     $        -       $    6,022
                                                 ----------     ----------     ----------     ----------       ----------
Costs and Expenses:
  Professional fees                                  14,550         12,934         72,529         17,840          162,088
  Consulting fees                                     3,800         25,248          3,800         25,248          126,548
  Rent, related parties                               1,500          5,000          3,000          5,000           18,947
  General and administrative                         18,491          5,124         37,502          7,190           67,088
  Interest, stockholder                              11,008              -        325,820              -          335,820
                                                 ----------     ----------     ----------     ----------       ----------
                                                     49,349         48,306        442,651         55,278          710,491
                                                 ----------     ----------     ----------     ----------       ----------
Net Loss                                         $  (48,800)    $  (48,306)    $ (440,597)    $  (53,278)      $ (704,469)
                                                                                                               ==========

Other Comprehensive Loss                            (24,031)             -        (27,797)             -
                                                 ----------     ----------     ----------     ----------
Comprehensive Loss                               $  (72,831)    $  (48,306)    $ (468,394)    $  (55,278)
                                                 ----------     ----------     ----------     ==========
Net Loss Per Common Share                        $    (0.01)    $    (0.01)    $    (0.07)    $    (0.01)
                                                 ==========     ==========     ==========     ==========
Weighted Average Common Shares Outstanding        6,591,327      5,000,000      6,587,994      5,000,000
                                                 ==========     ==========     ==========     ==========

                 See notes to condensed financial statements.

                        NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                        Six Months Ended June 30,         Cumulative
                                                           2002             2001        from Inception
                                                       (Unaudited)      (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
   Net loss                                            $  (440,597)     $   (53,408)     $ (704,469)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation                                                 393               32             869
  Expenses paid by issuance of common stock                  5,970                -           7,196
  Expenses paid on behalf of Company by stockholder              -                -             829
  Beneficial conversion on loan payable, stockholder       307,800                -         307,800
  Officer advances recorded as compensation                 12,916                -          12,916
  Change in operating assets and liabilities:
    Increase in prepaid financing costs                          -           (9,868)         (9,868)
    Increase in land deposits and deferred
     development costs                                     (20,000)               -         (28,501)
    Increase in accounts payable                            13,467                -          15,884
    Increase in accrued liabilities, related parties        19,009                -          19,009
                                                       -----------      -----------     -----------
      Net cash used in operating activities               (101,042)         (63,244)       (378,335)
                                                       -----------      -----------     -----------

Cash Flows From Investing Activities:
  Purchases of property and equipment                         (496)            (381)         (2,788)
  Purchases of investment securities                        (2,054)               -        (273,016)
                                                       -----------      -----------     -----------
      Net cash used in investing activities                 (2,550)            (381)       (275,804)
                                                       -----------      -----------     -----------
Cash Flows From Financing Activities:
  Proceeds from Line of Credit                              49,693                -          49,693
  Proceeds of loans from officer                                 -                -          33,460
  Repayment of loans from officer                                -          (31,160)        (33,460)
  Cash advanced to officer                                       -                -         (25,830)
  Proceeds from convertible debenture                       30,000                -         342,000
  Proceeds from issuance of common stock                         -           78,725         157,037
  Proceeds from common stock subscribed                     23,500               35         131,500
                                                       -----------      -----------     -----------
      Net cash provided by financing activities            103,193           47,600         654,400
                                                       -----------      -----------     -----------
Net Increase in Cash and Cash Equivalents                     (399)         (16,025)            261

Cash and Cash Equivalents, Beginning                           660           36,320               -
                                                       -----------      -----------     -----------
Cash and Cash Equivalents, Ending                      $       261      $    20,295     $       261
                                                       ===========      ===========     ===========

Supplemental Disclosures of Non-Cash Investing
  and Financing Activities:
    Unrealized loss on investment securities
      available for sale, net of income taxes
      of $18,900                                       $   27,798       $         -
                                                       ===========      ===========

                 See notes to condensed financial statements.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

NOTE 1.SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

         The  accompanying  unaudited  condensed financial statements have been prepared by the Company pursuant  the  rules  and  regulations  of the
         Securities  and  Exchange  Commission  ("SEC")  and, in the opinion of management,  include all adjustments (consisting of  normal  recurring accruals) necessary  for  fair  presentation  of  financial  position, results of operations and cash flows for the interim periods.  Certain information  and  footnote  disclosures normally included in financial statements prepared in accordance  with  generally accepted accounting principles have been condensed or omitted  pursuant  to  the rules and
         regulations  of  the  SEC.   The Company believes that the disclosures
         contained herein are adequate  to  make  the information presented not misleading.  The statements of operations  for  the  six  months ended
         June  30,  2002  are not necessarily indicative of the results  to  be
         expected for the full  year.   These  unaudited  financial  statements
         should  be  read  in conjunction with the audited financial statements and accompanying notes included in the Company's 2001 Annual Report on
         Form 10-K for the year ended December 31, 2001.

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
         financial statements stated the Company, "{ellipsis} has generated  no operating  revenues  and,  accordingly,  has suffered and continues to suffer  net  losses.  These factors, among others,  raise  substantial doubt about the Company's ability to continue as a going concern.  The financial statements do  not include any adjustments that might result from the outcome of this uncertainty."

         The  financial  statements do  not  include  adjustments  relating  to recoverability and  classification  of recorded assets amounts, or the amounts  and classification of liabilities  that  might  be  necessary should the  Company  be  unable  to  continue as a going concern.  The
         Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow  to meet its obligations on a timely basis and ultimately to attain profitable operations.

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

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

NOTE 1.SUMMARY  OF BUSINESS  OPERATIONS  AND  SIGNIFICANT  ACCOUNTING  POLICIES
      (Continued)

      DEVELOPMENT STAGE COMPANY (Continued)

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

NOTE 2.LOAN PAYABLE, STOCKHOLDER

      In 2001, the Company received $312,000  in  loans from a stockholder.  In
      2002,  the  Company  executed  a  convertible debenture  agreement  dated
      January 18, 2002 for $370,000 with  this  stockholder,  of which $342,000 had  been  funded  at  June 30, 2002.  The debenture, which provides  for interest at 12% commencing  February  2002,  is  convertible  into common stock of the Company at  $0.10 per share and is due on demand. As of June
      30,  2002,  the  Company  accrued interest of approximately $16,900.  The stockholder owned approximately  548,000  shares  of common stock at June
      30, 2002.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

NOTE 2.LOAN PAYABLE, STOCKHOLDER (Continued)

      The  total  estimated  fair  value  of the beneficial conversion  feature
      approximated 90% of the face amount of  the  debenture.   As a result, in
      January 2002, the Company recorded a discount in the amount  of  $307,800 and  amortized  this  discount  as interest expense (additional costs  of financing) at the date of issuance,  as  this  is  the date the debenture first becomes convertible.

      On July 29, 2002, the Company received the additional  $28,000  due under the  terms of the debenture.

NOTE 3.LINE OF CREDIT

      On January 18, 2002, the Company established a line of credit for $50,000 with  First Union National Bank. The interest rate of the credit line  is at prime  plus  1.5%  (6.25% at June 30, 2002) and is adjustable monthly.
      The line is guaranteed  by  certain officers and directors of the Company and  is secured by certain investment  securities  held  at  First  Union
      having   a  value  of  approximately  $42,000  at  June  30,  2002.   The
      outstanding balance was $49,693 as of June 30, 2002.

NOTE 4.RELATED PARTY TRANSACTIONS

      OFFICER COMPENSATION

         In 2001,  the  Chief  Executive  Officer  of  the  Company was given a
         $25,830  advance  against  a  salary  to  begin  being paid  in  2002.
         Accordingly, compensation of approximately $14,000   was  recorded for
         the six months ended June 30, 2002.

NOTE 5.COMMITMENTS

      LAND CONTRACTS

         In  November 2000, the President and Chief Executive Officer  executed certain  land  contracts to purchase approximately 3,300 acres of land for a total of $11,389,600,  which  the Company intended to develop in the future.  Such contracts were due  to  close  on September 1, 2001, but were extended to March 1, 2002. The President  and Chief Executive
         Officer personally deposited $180,000 into escrow pending  closing and the  Company  would have reimbursed him when he assigned the contracts to  the Company.  On  February  12,  2002,  the  land  contracts  were cancelled  and  the $180,000 deposit was returned to the President and
         Chief Executive Officer.  Simultaneously,  on  February  12, 2002, the
         President and Chief Executive Officer executed a new land  contract to purchase  approximately  2,300  acres  of  land  for $15,000,000.  The
         Company deposited $10,000 in escrow pending closing on April 30, 2002.
         The closing on this contract was subsequently extended  until July 29,
         2002  and  as  consideration the Company released the $10,000  to  the
         seller that was  in  escrow.   Subsequently,  the  closing  was  again
         extended  to  September  30, 2002, in consideration for a $25,000 non-
         refundable deposit.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

NOTE 5.COMMITMENTS (Continued)

      LAND CONTRACTS (Continued)

         In December 2001, the President and  Chief  Executive  Officer entered into purchase contracts to acquire 45 acres (9 lots) of vacant land in
         Wellington, Florida for a total purchase price of $470,000.  In  April
         2002, the President subsequently closed on two of the nine lots and in
         May  2002,  closed  on  a  third  lot.  The remaining six lots will be purchased when and if financing becomes  available.  The President and
         Chief Executive Officer will transfer the  vacant  land to the Company in exchange for a purchase price equal to his cost.

      MANAGEMENT AND FINANCIAL CONSULTING AGREEMENT

         The Company entered into an agreement on January 15,  2001, with Union
         Atlantic LC (Union Atlantic), as consultant, to provide management and financial  consulting and investment banking services, for  a  fee  of
         $25,000.  The  Company  shall  issue  to  Union  Atlantic a warrant to purchase five percent (5%) of the then outstanding common stock of the
         Company (250,000 shares).  The per share exercise price of the warrant shall equal the per share price paid by investors in the first covered
         transaction  between  October  31, 2001, and October  31,  2004.   The
         warrant will expire seven (7) years  after  the date of issue, and can
         be exercised at any time in whole or in part.   There is a restriction
         from selling more than 25% of the underlying shares  during any single calendar quarter. The warrant had not been issued at August 2, 2002.

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

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

NOTE 5.COMMITMENTS (Continued)

      FINANCE CONSULTING AGREEMENTS (Continued)

         The  Company  entered into an agreement dated  April  26,  2002,  with
         vFinance, Inc. for certain financial consulting services.  The Company issued 20,000 shares  of  its common stock on April 24, 2002, for this service.  The estimated fair  value  of  the common stock issued April
         24, 2002, was $.19 a share, or a total of  $3,800,  which was recorded as consulting fees.

         The  Company  entered  into  several financial services agreements  to assist the Company in obtaining  financing to purchase land. According to the agreements, the Company will  pay  a  fee ranging between 2% to
         3.5% of the gross amount of funding received. As of June 30, 2002, the
         Company paid and capitalized loan origination  fees  related  to these agreements of $9,868.

       LOAN PROPOSALS RECEIVED

          On  JUNE  21,  2002,  the  Company  received  a  loan  commitment  of
          $9,745,000  from  Old  Standard  Insurance Company.  This consists of approximately $7,700,000 towards the purchase price of $15,000,000 on
          the Sumter County, Florida property.   The  balance is to be used for
          interest reserve, soft costs and various fees.   The interest rate is
          fixed at 14%, the loan fee is 4%, there is a 1% commitment fee due at time of acceptance, and an exit fee of 5-10% depending  on  when loan is repaid.  There is also a $45,000 due diligence and appraisal  fee.
          THE  COMPANY  DID  NOT  ACCEPT   THE  COMMITMENT  BY JUNE 28, 2002 AS
          REQUIRED  BY  THE  PROPOSAL.  HOWEVER, MANAGEMENT BELIEVES  THAT  THE
          LENDER WILL EXTEND THE COMMITMENT  OFFER  IF  THE  COMPANY DESIRES TO
          ACCEPT IT.

          On  July 2, 2002, Remington Financial Group issued a  financial  loan term  sheet  for  $15,000,000  to  the Company.  The interest rate is fixed at 10% and there is a commitment  fee  of  2%  due  at  time of acceptance.  There is also a due diligence fee of $10,000 in order to start the second phase of the due diligence process.

          The Company  is  conducting  its  own due diligence process, and will review all the terms of both the above proposals before proceeding to any commitment and has not made any commitment as of August 2, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       The  following  discussion  should  be  read  in  conjunction  with  the information  contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

PLAN OF OPERATION

       To date,  we  have raised approximately $666,000 in initial seed capital from friends and family  members  by  selling  our  common  stock and issuing a convertible  debenture.  We have used these funds to create our  business  plan and pay the expenses  associated  with  creating and maintaining a company that files reports with the SEC.  If we are unable  to  obtain sufficient financing,
we will not purchase one or both of the properties.   If we do not purchase the
properties, we should have enough resources for the next 12 to 18 months.

       The  aggregate purchase price of the properties is  approximately  $15.5 million.  Following  the  purchase of the Sumter County property, we anticipate spending an additional $1 million  to  complete our studies of the property and
the rezoning, permitting and approval process.   With respect to the Wellington
property, we plan to spend approximately $600,000 for infrastructure.

       We plan  to  pay for these costs through the proceeds of debt and equity financings.  We also  plan  to  seek  community  development  bonds  to pay for
infrastructure  costs,  which  we  estimate  at  $90-$100  million.   Except as
described  below,  we have not yet received a firm commitment for any financing and there can be no  assurance that we will be able to obtain one.  If adequate funds are not available,  we  may  be required to delay or curtail our plans or obtain  funds  by entering into arrangements  with  collaborative  partners  or others who may require us to relinquish some of our rights to the property.

       On June 21,  2002,  the Company received a loan commitment of $9,745,000 from  Old  Standard Insurance  Company  of  Spokane,  Washington.  This  amount consists of approximately $7,700,000 towards the purchase price of $15,000,000.
The balance  will  be used as interest reserve, soft cost and various brokerage fees. The Loan fee is  4% or $389,828.00 . A 1% commitment fee of $97,457.00 is due immediately should the  Company  decide to proceed. There is also a $45,000
due  diligence  and  appraisal fee which  includes  a  perimeter  survey.   The
interest rate for this  loan is fixed at 14% per annum, and the loan is payable in full within 24 months of the closing date. The exit fee shall be $487,285.00 if  the loan is paid in full  within  12  months.  The  exit  fee  will  become
$974,570.00  if  the  loan is paid in full after the first 12 months. This loan commitment technically  had  to  be  accepted  by the Company by June 28, 2002.
Although  the Company has not accepted the commitment,  it  believes  that  the lender will extend the commitment offer if the Company desires to accept it.

       The Company is also looking into  alternate  financing  arrangements. In this  regard,  on  July 2, 2002, Remington Financial Group of Philadelphia,  PA
issued a financial loan term sheet for $15,000,000 to the Company. The interest rate is fixed at 10% per annum.

       The  Company  is  conducting  its  own due diligence on these  financing proposals,  and will review the terms of all  proposals  before  accepting  any commitment.

       In April  and  May 2002, our President purchased three five-acre lots in
Wellington, Florida with the intention of selling them to Newport, at his cost, when Newport had the liquid  funds  available  to purchase the lots. He has not yet  purchased  the remaining six lots that he had  under  contract  and  these contracts have technically expired. Newport believes that the sellers under the remaining contracts will extend them if Newport's President desires to purchase some or all of the  remaining  lots. The Company is still seeking financing for this project, and has not purchased any lots from the Company's President.

       The following is a proposed timetable for our activities:

Present                               - obtain financing for the purchase of
                                        the Wellington property

Next six to twelve months             - seek and obtain financing for the
                                        purchase of the Sumter property

                                      - commence sales of Wellington lots

Eighteen to twenty-four months after  - complete the DRI and land use plan
purchase of Sumter County property      designation amendment procedures for
                                        Sumter County project

                                      - develop our master site plans and
                                        identify all land usage for Sumter
                                        County project

                                      - initiate contacts with potential
                                        developers, partners and commercial
                                        tenants in various sectors for
                                        Sumter County project

                                      - apply for CDD status and begin
                                        accepting deposits on the sale or
                                        lease of parcels for Sumter County
                                        project

                                      - increase  staff to seven to ten
                                        full-time personnel and ten to twelve
                                        contract professionals for Sumter
                                        County project

       If we are unable to purchase the Wellington property,  we will focus our efforts solely on the Sumter County project, which is much more  significant to
us.  If we are unable to purchase the Sumter County property, we will  seek  to locate  an  alternate  property  with  similar development potential.  We would likely seek a mixed use property in Florida  in  an  area  that  is expected to experience an increase in population or property values.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

       In connection with the safe harbor provisions of the Private  Securities
Litigation  Reform  Act  of  1995  (the  "Reform  Act"),  the Company is hereby providing cautionary statements identifying important factors  that could cause the  Company's  actual  results  to  differ materially from those projected  in forward-looking statements (as such term  is defined in the Reform Act) made by or  on behalf of the Company herein or orally,  whether  in  presentations,  in response  to  questions  or  otherwise. Any statements that express, or involve discussions as to expectations,  beliefs,  plans,  objectives,  assumptions  or future  events  or performance (often, but not always, through the use of words or phrases such as  "will  result",  "are  expected  to",  "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions,  and  uncertainties  which  could cause actual results  to  differ materially  from  those  expressed  in  the  forward-looking  statements.  Such
uncertainties include, among other, the following:   (i)  the Company's ability
to  obtain  additional financing to implement its business strategy;  (ii)  the ability of the  Company  to  obtain  zoning  and  other  land  use  changes and approvals;  (iii)  imposition  of  new  regulatory  requirements affecting  the
Company; (iv) a downturn in general economic conditions (v) the construction of the proposed turnpike interchange that would create access to the Sumter County project; (vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings  with  the  Securities and Exchange Commission.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

       On April 24, 2002, the Company  issued 20,000 shares of its common stock to vFinance, Inc. and two of its officers in connection with certain consulting services vFinance provides to the Company  relating  to  corporate  finance and
other  financial  services  matters.   The  stock  was  issued  pursuant  to an
exemption from registration under Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTING UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)Exhibits

             99.1  Certification of Chief Executive Officer and Chief Financial
Officer

          (b)Reports on Form 8-K

             On  April 25, 2002, Newport filed a Current Report on Form 8-K  to report an Item 5 event. Specifically, Newport announced that its initial market maker, vFinance Investments,  Inc.,  had  received  approval  to begin making a market in Newport's common stock.

             On July 15, 2002, Newport filed a Current Report on  Form  8-K  to report  an Item 5 event. Newport attached a press release regarding its receipt of a loan  commitment  from  Old  Standard  Life  Insurance Co. Newport has not accepted this commitment, which has technically expired.

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

Date:   August 14, 2002