Form 10QSB
period 2002-09-30
NEWPORT INTERNATIONAL GROUP INC
filed 2002-11-19
CIK 1103577

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
                              September 30, 2002

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

                       Outstanding at September 30, 2002
                  Common Stock, par value $0.0001 - 7,481,982

                      ----------------------------------

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Newport International Group, Inc
Wellington, Florida

We have reviewed the accompanying balance sheet of Newport International Group,
Inc. as of September 30, 2002, and the related statements of operations for the three  months  and  nine months then ended and the statements of cash flows for the nine months then  ended  and  cumulative  from  inception.  These financial statements are the responsibility of the Company's management.

We  conducted  our  review  in  accordance with standards  established  by  the
American  Institute  of Certified Public  Accountants.   A  review  of  interim
financial information consists principally of applying analytical procedures to financial data and making  inquiries  of  persons responsible for financial and accounting matters.  It is substantially less  in scope than an audit conducted in accordance with auditing standards generally  accepted in the United States, the objective of which is the expression of an opinion  regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based  on  our  reviews,  we  are not aware of any material modifications  that should be made to the accompanying financial statements in order for them to be in  conformity with accounting principles  generally  accepted  in  the  United
States.

                           RACHLIN COHEN & HOLTZ LLP

West Palm Beach, Florida
November 15, 2002

                          NEWPORT INTERNATIONAL GROUP, INC
                           (A DEVELOPMENT STAGE COMPANY)

                       INDEX TO CONDENSED FINANCIAL STATEMENTS

                                                      PAGE

CONDENSED FINANCIAL STATEMENTS

   Balance Sheets                                     F-1

   Statements of Operations and Comprehensive Loss    F-2

   Statements of Cash Flows                           F-3

   Notes to Condensed Financial Statements            F-4 - F-10

                      NEWPORT INTERNATIONAL GROUP, INC.

                       (A Development Stage Company)

                              BALANCE SHEETS

                        ASSETS
                        ------
                                                           September 30,   December 31,
                                                               2002           2001
                                                            (Unaudited)
                                                            -----------    -----------

Cash and Cash Equivalents                                   $        --    $       660

Investment Securities                                           190,760        264,474

Officer Advances                                                  6,457         25,830

Prepaid Financing Costs                                           9,868          9,868

Land Deposits and Deferred Development Costs                     53,500          8,501

Property and Equipment                                            1,877          1,816

Deferred Tax Asset                                                   --          2,400
                                                            -----------    -----------
                                                            $   262,462    $   313,549
                                                            ===========    ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
         ----------------------------------------

Liabilities:
 Line of credit                                             $    49,441    $        --

 Bank overdraft                                                  16,819             --

 Accounts payable                                                12,573          2,417

 Loans From Officer                                              62,300             --

 Accrued liabilities, related parties                            27,714             --

 Loan payable, stockholder                                      370,000        312,000
                                                            -----------    -----------
Total Liabilities                                               538,847        314,417
                                                            -----------    -----------

Commitments                                                          --             --

Stockholders' Deficiency:
 Preferred stock - $.0001 par value,
  5,000,000 shares authorized, no shares
  issued and outstanding                                             --             --
 Common stock - $.0001 par value,
  20,000,000 shares authorized,
  7,551,158 shares issued and outstanding                           748            658
 Stock subscription receivable                                       --        (58,600)
 Additional paid-in capital                                   1,295,951        325,034
 Deficit accumulated during development stage                (1,490,272)      (263,872)
 Accumulated other comprehensive loss                           (82,812)        (4,088)
                                                            -----------    -----------

Total Stockholders' Deficiency                                 (276,385)          (868)
                                                            -----------    -----------
                                                            $   262,462    $   313,549
                                                            ===========    ===========

                 See notes to condensed financial statements.
                                      F-1

                     NEWPORT INTERNATIONAL GROUP, INC.
                       (A Development Stage Company)

              STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                                              Cumulative
                                                Three Months Ended September 30,        Nine Months Ended September 30,          From
                                                    2002               2001                2002               2001             Inception
             (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)        (Unaudited)
                                                -----------         -----------         -----------        -----------        -----------
Revenues:
        Investment income                       $       557         $        --         $     2,611        $        --        $     6,579
                                                -----------         -----------         -----------        -----------        -----------

Costs and Expenses:
        Professional fees                           300,429              19,336             372,958             37,176            462,517
        Consulting fees                             419,100                  --             422,900             25,248            545,648
        Rent, related parties                         1,500               1,500               4,500              6,500             20,447
        General and administrative                   29,311               9,571              67,953             16,761             96,719
        Interest, stockholder                        36,020                  --             360,700                 --            371,520
                                                -----------         -----------         -----------        -----------        -----------
                                                    786,360              30,407           1,229,011             85,685          1,496,851
                                                -----------         -----------         -----------        -----------        -----------

Net Loss                                        $  (785,803)        $   (30,407)        $(1,226,400)       $   (85,685)       $(1,490,272)
                                                                                                                              ===========

Other Comprehensive Loss                            (50,927)                 --             (78,724)                --
                                                -----------         -----------         -----------        -----------

Comprehensive Loss                              $  (836,730)        $   (30,407)        $(1,305,124)       $   (85,685)
                                                ===========         ===========         ===========        ===========

Net Loss Per Common Share                       $     (0.11)        $     (0.01)        $     (0.18)       $     (0.02)
                                                ===========         ===========         ===========        ===========

Weighted Average Common Shares Outstanding        7,040,066           5,670,520           6,744,399          5,223,507
                                                ===========         ===========         ===========        ===========

                 See notes to condensed financial statements.
                                      F-2

                     NEWPORT INTERNATIONAL GROUP, INC.
                       (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS

                                                                                                              Cumulative
                                                                        Nine Months Ended September 30,          from
                                                                           2002                2001            Inception
                                                                        (Unaudited)         (Unaudited)       (Unaudited)
                                                                        -----------         -----------       -----------
Cash Flows From Operating Activities:
   Net loss                                                             $(1,226,400)        $   (85,685)      $(1,490,272)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation                                                            626                 201             1,102
        Expenses paid by issuance of common stock                           639,007                  --           640,233
        Expenses paid on behalf of Company by stockholder                        --                  --               829
        Beneficial conversion on loan payable, stockholder                  333,000                  --           333,000
        Officer advances recorded as compensation                            19,373                  --            19,373
        Change in operating assets and liabilities:
                Increase in prepaid financing costs                             --               (9,868)           (9,868)
                Increase in land deposits and deferred development costs    (44,999)                 --           (53,500)
                Increase in accounts payable                                 10,156               2,525            12,573
                Increase in accrued liabilities, related parties             27,714                  --            27,714
                                                                        -----------         -----------       -----------
                        Net cash used in operating activities              (241,523)            (92,827)         (518,816)
                                                                        -----------         -----------       -----------

Cash Flows From Investing Activities:
        Purchases of property and equipment                                    (687)             (2,160)           (2,979)
        Purchases of investment securities                                   (2,610)                 --          (273,572)
                                                                        -----------         -----------       -----------
                        Net cash used in investing activities                (3,297)             (2,160)         (276,551)
                                                                        -----------         -----------       -----------

Cash Flows From Financing Activities:
        Proceeds from line of credit                                         49,441                  --            49,441
        Proceeds from bank overdraft                                         16,819                  --            16,819
        Proceeds of loans from officer                                       62,300                  --            95,760
        Repayment of loans from officer                                          --             (31,160)          (33,460)
        Cash advanced to officer                                                 --                  --           (25,830)
        Proceeds from convertible debenture                                  58,000                  --           370,000
        Proceeds from issuance of common stock                                   --             153,127           157,037
        Proceeds from common stock subscribed                                57,600             (57,641)          165,600
                                                                        -----------         -----------       -----------
                        Net cash provided by financing activities           244,160              64,326           795,367
                                                                        -----------         -----------       -----------

Net Increase in Cash and Cash Equivalents                                      (660)            (30,661)               --

Cash and Cash Equivalents, Beginning                                            660              36,320                --

Cash and Cash Equivalents, Ending                                       $        --         $     5,659       $        --
                                                                        ===========         ===========       ===========

Supplemental Disclosures of Non-Cash Investing
        and Financing Activities:
                Unrealized loss on investment securities available
                   for sale, net of income taxes of $30,800             $    52,012         $        --
                                                                        ===========         ===========

                 See notes to condensed financial statements.
                                      F-3

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2002

NOTE 1.SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

         The  accompanying  unaudited  condensed financial statements have been prepared by the Company pursuant  the  rules  and  regulations  of the
         Securities  and  Exchange  Commission  ("SEC")  and, in the opinion of management,  include all adjustments (consisting of  normal  recurring accruals) necessary  for  fair  presentation  of  financial  position, results of operations and cash flows for the interim periods.  Certain information  and  footnote  disclosures normally included in financial statements prepared in accordance  with  generally accepted accounting principles have been condensed or omitted  pursuant  to  the rules and
         regulations  of  the  SEC.   The Company believes that the disclosures
         contained herein are adequate  to  make  the information presented not misleading.  The statements of operations  for  the  nine months ended
         September 30, 2002 are not necessarily indicative of the results to be expected  for  the  full  year.  These unaudited financial  statements should be read in conjunction  with  the  audited financial statements and accompanying notes included in the Company's 2001 Annual Report on
         Form 10-K for the year ended December 31, 2001.

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

                              SEPTEMBER 30, 2002

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

      DEFERRED TAX ASSET

         Deferred tax asset consists of the following:

                                   2002        2001
                                 --------    --------
          Deferred tax asset      $30,800      $2,400
          Valuation allowance     -30,800         -0-
                                 --------    --------
                                  $   -0-      $2,400
                                 ========    ========

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

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2002

NOTE 2.LOAN PAYABLE, STOCKHOLDER

      In 2001, the Company received $312,000  in  loans from a stockholder.  In
      2002,  the  Company  executed  a  convertible debenture  agreement  dated
      January 18, 2002 for $370,000 with  this  stockholder,  of which $370,000 had been funded at September 30, 2002.  The debenture, which provides for interest  at  12%  commencing February 2002, is convertible  into  common
      stock of the Company  at   $0.10  per  share  and is due on demand. As of
      September  30,  2002,  the  Company  accrued  interest  of  approximately
      $27,700.  The stockholder owned approximately 708,000  shares  of  common stock at September 30, 2002.

      The total estimated  fair  value  of  the  beneficial  conversion feature approximated 90% of the face amount of the debenture.  As  a  result,  in
      January  2002,  the Company recorded a discount in the amount of $307,800
      (90% of $342,000  received)  and  amortized  this  discount  as  interest expense (additional costs of financing) at the date of issuance, as  this is  the date the debenture first becomes convertible.  In July 2002, when the remaining  $28,000  was  received, the Company recorded a discount in the amount of $25,200 and amortized this discount as interest expense.

NOTE 3.LINE OF CREDIT

      On January 18, 2002, the Company established a line of credit for $50,000 with First Union National Bank.  The  interest rate of the credit line is at  prime  plus 1.5% (6.25% at September  30,  2002)  and  is  adjustable monthly. The  line is guaranteed by certain officers and directors of the
      Company and is  secured  by  certain  investment securities held at First
      Union having a value of approximately $190,760  at  September  30,  2002.
      The outstanding balance was $49,441 as of September 30, 2002.

NOTE 4.RELATED PARTY TRANSACTIONS

      OFFICER COMPENSATION

         In  2001,  the  Chief  Executive  Officer  of  the Company was given a
         $25,830  advance  against  a  salary  to  begin being  paid  in  2002.
         Accordingly, compensation of approximately  $21,000   was recorded for
         the nine months ended September 30, 2002.

            STOCKHOLDER TRANSACTIONS

         The  Company entered into an agreement dated September 16,  2002  with
         Elizabeth  Alfieri,  a stockholder, for certain referral and financial services.  The Company  issued  90,000  shares  of its common stock on
         September 18, 2002 for these services.  The market value of the common stock  issued  September 18, 2002 was $0.24 a share,  or  a  total  of
         $21,000, which was  recorded as consulting fees.  The stock was issued pursuant to a Form S-8  registration  filed  August  16, 2002 with the
         SEC, and explained in NOTE 6 below.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2002

         The Company issued 160,000 shares of its common stock  on September 4,
         2002  to Ken Myron, a stockholder, for referral services.  The  market value  of  the  common  stock  issued on September 4, 2002 was $0.75 a share, or  a  total  of $120,000,  which  was recorded as professional fees.  The stock  was issued pursuant to a Form S-8 registration filed
         August 16, 2002 with the SEC, and explained in NOTE 6 below.

                  NOTE 4.RELATED PARTY TRANSACTIONS (Continued)

      STOCKHOLDER TRANSACTIONS (Continued)

         The Company issued  5,300  shares of its common stock to Tim Janota, a stockholder, on August 16, 2002  for  development,  and  building  the
         Company's  website.   The  market  value of the common stock issued on
         August 16, 2002 was $1.05 a share, or  a  total  of  $5,565, which was recorded as website costs.  The stock was issued pursuant to a Form S-
         8 registration filed on August 16, 2002 with the SEC, and explained in
         NOTE 6 below.

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
         Subsequently, the closing was again extended to September 30, 2002, in
         consideration for a $25,000 non-refundable  deposit.   The closing was
         subsequently  again  extended to December 30, 2002 with no  additional deposit required.

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

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2002

NOTE 5.COMMITMENTS (Continued)

      MANAGEMENT AND FINANCIAL CONSULTING AGREEMENT (Continued)

         seven (7) years after the date of  issue,  and can be exercised at any time in whole or in part.  There is a restriction  from  selling  more than  25% of the underlying shares during any single calendar quarter.
         The warrant had not been issued at November 15, 2002.

      FINANCE CONSULTING AGREEMENTS

         On January  23, 2002, the Company paid $17,500 to PacEquities.com as a retainer and application fee for a loan to acquire and develop land in
         Sumter County,  Florida,  with a maximum loan of $16 million or 95% of costs including soft costs.  The  term is five (5) years maximum.  The interest rate will be fixed for the  term  of the loan at a rate to be determined at closing, with a minimum rate of 9%.The proposal requires
         a   separate   Joint   Venture   Agreement  be   established   between
         PacEquities.com, its investors, and the Company.  Project  profit  and
         equity  participation will be required throughout  the  life  of   the
         project  on  a  50%/50%  basis  with  PacEquities.com.  The  agreement
         provides  for  a  5%  commitment   fee  payable  to  PacEquities.com's
         investor at closing.  However, an oral agreement  between  the Company and  PacEquities.com's  investor  waived  the  5% commitment  fee  and instead provided for the issuance of 1,000,000 shares of the Company's common stock.

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

         The  Company  entered  into several financial services  agreements  to assist the Company in obtaining  financing to purchase land. According to the agreements, the Company will  pay  a  fee ranging between 2% to
         3.5%  of the gross amount of funding received.  As  of  September  30,
         2002, the  Company  paid and capitalized loan origination fees related to these agreements of $9,868.

         The Company entered into  an  agreement dated July 25, 2002 with James
         Wang for certain consulting and  business  development  services.  The
         Company  issued 50,000 shares of its common stock on August  16,  2002
         for these  services.   The  market  value  of  the common stock issued
         August 16, 2002 was $1.05 a share, or a total of  $52,500,  which  was recorded  as consulting fees.  The stock was issued pursuant to a Form
         S-8 registration  filed August 16, 2002 with the SEC, and explained in
         NOTE 6 below.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2002

NOTE 5.COMMITMENTS (Continued)

      FINANCE CONSULTING AGREEMENTS (Continued)

         The Company entered into an agreement dated August 13, 2002 with Beryl
         Ziskind for certain financial consulting services.  The Company issued
         100,000 shares of its  common  stock on August 16, 2002, 20,000 shares of its common stock on August 21,  2002,  and  180,000  shares  of its common  stock on August 22, 2002 for these services.  The market value of the common  stock  issued  on August 16, 2002 was $1.05 a share, or
         $105,000; the market value of the  common  stock  issued on August 21,
         2002  was  $1.05  a share, or $21,000; and, the market  value  of  the common stock issued on August 22, 2002 was $1.31 a share, or $217,800.
         Therefore, a total  of  $343,800  was recored as consulting fees.  The stock was issued pursuant to a Form  S-8  registration filed on August
         16, 2002 with the SEC, and explained in NOTE 6 below.

      PROFESSIONAL SERVICES AGREEMENTS

         The  Company  entered into an agreement dated  July  19, 2002 with Ron
         Gee for certain professional promotional services.  The Company issued
         50,000  shares  of  its  common  stock on August 16, 2002 and  200,000 shares of its common stock on September  15,  2002 for these services.
         The market value of the common stock issued on  August  16,  2002  was
         $1.05  a  share,  or $52,500, and the market value of the common stock
         issued  on  September   15,  2002  was  $0.22  a  share,  or  $44,000.
         Therefore, a total of $96,000  was recorded as professional fees.  The stock was issued pursuant to a Form  S-8 registration filed August 16,
         2002 with the SEC, and explained in NOTE 6 below.

         The  Company  entered  into an agreement  dated  February 6, 2002 with
         Terry  Ritchie  for  certain professional promotional  services.   The
         Company issued 20,000 share of its common stock on August 29, 2002 for these services.  The market value of the common stock issued on August
         29, 2002 was $1.31 a share,  or a total of $26,200, which was recorded as professional fees.  The stock  was  issued  pursuant  to a Form S-8 registration filed August 16, 2002 with the SEC, and explained in NOTE
         6 below.

         The  Company  issued  450 shares of its common stock to Jason Green on
         August 16, 2002 for managing the Company's website.  The market  value of the common stock issued on August 16, 2002 was $1.05 a share, or  a total  of  $473,  which  was recorded as website costs.  The stock was issued pursuant to a Form  S-8  registration  filed on August 16, 2002 with the SEC, and explained in NOTE 6 below.

      LOAN PROPOSALS RECEIVED

         On June 25, 2002, the Company received a loan commitment of $9,745,000 from Old Standard Insurance Company.  This consists  of  approximately
         $7,700,000  towards  the  purchase price of $15,000,000 on the  Sumter
         County, Florida property.   The  balance  is  to  be used for interest
         reserve, soft costs and various fees.  The interest  rate  is fixed at
         14%, the loan fee is 4%, there is a 1% commitment fee due at  time  of acceptance, and an exit fee of 5-10% depending on when loan is repaid.
         There is also a $45,000 due diligence and appraisal fee.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2002

NOTE 5.    COMMITMENTS (Continued)

      LOAN PROPOSALS RECEIVED (Continued)

         On  July  2,  2002,  Remington Financial Group issued a financial loan term sheet for $15,000,000 to the Company.  The interest rate is fixed at 10% and there is a  commitment fee of 2% due at time of acceptance.
         There is also a due diligence  fee  of  $10,000  in order to start the second phase of the due diligence process.

         The  Company  is  conducting its own due diligence process,  and  will review all the terms  of both the above proposals before proceeding to any commitment and has  not  made  any  commitment  as of November 15,
         2002.

NOTE 6.   FORM S-8 REGISTRATION

      On  August 16, 2002, the Company filed Form S-8 with the  Securities  and
      Exchange  Commission,  registering  1,000,000  shares of its common stock
      pursuant to the 2002 Stock Option and Stock Award  Plan.   The purpose of
      the  Plan is to provide incentive to attract, retain and motivate  highly
      qualified   and   competent   key   employees,  consultants,  independent
      contractors,  officers  and  directors  by  either  granting  options  to purchase shares of the common stock of the  Company, or issuing shares of common stock of the Company.  As of September  30,  2002, the Company has
      issued 875,750 shares of common stock pursuant to this  registration.  No stock options have been granted as of September 30, 2002.

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
The Company has  requested  Old  Standard Insurance Company to re-structure the loan to $15,000,000 or higher.

       The Company is also looking into  alternate  financing  arrangements. In this  regard,  on  July 2, 2002, Remington Financial Group of Philadelphia,  PA
issued a financial loan term sheet for $15,000,000 to the Company. The interest
rate  is  fixed  at 10% per annum.   Remington  Financial  Group  has completed
its  due  diligence  process  and  is  waiting for an approval from the lending committee for a commitment letter.

       The Company is working with United Financial  and ReInsurance Company of the West Indies to find financing that is backed by a bond that is endorsed  by
ABN Amro Bank.  United has identified a lender, and is waiting for a reply.

       The  Company  is preparing a Private Placement Memorandum  with which it hopes to issue and sell its own corporate bonds.  The bonds are to be backed by a Funding Agreement with a  AAA  rated  insurance company.  The Company has not yet  identified  any  insurance company for the Funding Agreement, nor any bond broker to sell the bonds.

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

       On  August  16, 2002, the Company filed Form S-8 with the Securities and
Exchange Commission,  registering 1,000,000 shares of its common stock pursuant
to the 2002 Stock Option  and Stock Award Plan.   The purpose of the Plan is to
provide  incentive  to  attract,  retain  and  motivate  highly  qualified  and competent key employees,  consultants,  independent  contractors,  officers and directors by either granting options to purchase shares of common stock  of the
Company, or issuing shares of common stock of the Company.  As of September 30,
2002,  the  Company  has issued 875,750 shares of common stock pursuant to this registration.  No stock options have been granted as of September 30, 2002.

ITEM 3.   DEFAULTING UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

             99.1  Certification of Chief Executive Officer and Chief Financial
                   Officer

          (b) Reports on Form 8-K

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

Date:   November 19, 2002