Form 10QSB/A
period 2002-09-30
NEWPORT INTERNATIONAL GROUP INC
filed 2002-11-19
CIK 1103577

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           FORM 10-QSB / Amendment #2

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

                      ----------------------------------

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

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

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

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
                                      F-1

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

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
                                      F-2

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

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
                                      F-3

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

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