Form 10KSB
period 2002-12-31
NEWPORT INTERNATIONAL GROUP INC
filed 2003-05-22
CIK 1103577

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB. [  ]

State issuer's revenues for its most recent fiscal year. $3,169.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
Rule 12b-2 of the Exchange Act):

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 31, 2003 was $237,189.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Company had 9,281,982 shares of common stock outstanding as of March 31, 2003.

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

The Proposed Projects

       In November 2000, Newport's President entered into a contract to purchase approximately 3,300 acres of unimproved land located in Sumter County,
Florida for approximately $11.4 million.  The property is strategically located in central Florida, 45 minutes from Disney World in the Orlando, Florida area, and one hour from Tampa, Florida.  On February 12, 2002, the land contracts were cancelled because we were unable to obtain financing to purchase them by such date.  Simultaneously, Newport's President entered into a new contract to purchase 2,300 of the 3,300 acres of land for $15 million.  The Company deposited $10,000 in escrow pending the scheduled closing date of April 30,
2002.  The closing on this contract was subsequently extended until July 29,
2002, and as consideration the Company released the $10,000 to the seller that was in escrow.  Subsequently, the closing was again extended to September 30,
2002, in consideration for a $25,000 non-refundable deposit.  The closing was again extended to December 30, 2002, then to March 31, 2003, and subsequently again extended to July 31, 2003, with no additional deposits required.

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

       e hope that because of our strategic location and easy access from the
Florida Turnpike, our property will attract national commercial tenants.  We believe that our proximity to Orlando and Tampa will be appealing to homebuilders and ultimately to people who wish to commute to their jobs in a big city while living outside a big city.  The residential community will also provide business for our commercial tenants.  The commercial tenants, in turn, will create employment opportunities for the local population and thus appeal to homebuilders.  As employment opportunities become available, we believe that the demand for residential housing in our development, which will be known as
"Newport," will increase.

       In December 2001, Newport's President also entered into contracts to acquire 45 acres (9 lots) of vacant land in Wellington, Florida for $470,000.
In April 2002, the President closed on two of the nine lots and in May 2002, closed on a third lot.  The remaining six lots will be purchased when and if financing becomes available.  The President will transfer the vacant land to the Company in exchange for a purchase price equal to his cost.  This property is zoned for single family homes and has been platted for nine five-acre estate homes.  Such use is compatible with the Wellington area, which features estate homes that emphasize equestrian activities.  Following our purchase of the land, we plan to complete the infrastructure for the lots, construct an access road and offer the lots for sale.  We expect our sales efforts to begin between nine and 12 months after we purchase the lots.

Proposed Project Financing

       We plan to seek approximately $25 million for the Sumter project and
$1.1 million for the Wellington lots in equity and debt capital to finance the land purchase, pursue the proposed land use plan designation amendment to
Sumter County's comprehensive plan, fund the DRI process, apply for the bonds described below and support our ongoing operations. We are in negotiations with one financing source to borrow approximately $21 million for the Sumter project secured by the property and a corporate guaranty fee of $880,000.  This proposed loan would have a five-year term, with a 20 year amortization, and would bear interest at the six-month LIBOR plus a margin of 550 basis points, with a floor of 7%.

       The Company is preparing a Private Placement Memorandum with which it hopes to issue and sell its own corporate bonds.  The bonds are to be backed by a Funding Agreement with a AAA rated insurance company.  The Company has not yet identified any insurance company for the Funding Agreement, nor any bond broker to sell the bonds.  The Company has entered into an agreement with
National Asset Funding, Inc. to provide professional services in connection with this process.

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

The Area Surrounding Sumter Property

       According to US Census figures, Sumter County's population grew from
31,577 to 53,345 between 1990 and 2000, which represents a 69% growth rate, and
Sumter is one of the fastest growing counties in the State of Florida.  The county is development-friendly and has shown its commitment to development by its agreement to make certain road improvements, such as the widening of CR-
468.  Additionally, Sumter County has no impact fees, a fact which we believe could save our commercial tenants substantial amounts and our residential developer-partners an estimated $9-13 million over the life of the project.

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

       With respect to the Sumter property, we currently have an exclusive option to purchase the proposed property prior to July 31, 2003.  Although we have not yet received a financing commitment to purchase the property, we are evaluating several different financing proposals.  We are not aware of any competition for our proposed property or for any of the financing options we are pursuing.

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

RISK FACTORS

Company Related Risks

       WE HAVE NO OPERATING HISTORY AND A SIGNIFICANT ACCUMULATED DEFICIT ON
WHICH TO BASE AN INVESTMENT DECISION IN OUR BUSINESS

       We were formed in December 1999.  Since then we have raised initial capital and developed a business plan but we have not commenced operations.  As a result, we have no operating history on which you can evaluate our proposed business and our prospects.  Through December 31, 2002, we had an accumulated deficit of $1,653,003.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives.

       WE EXPECT TO CONTINUE TO HAVE BOTH OPERATING AND NET LOSSES FOR THE
FORESEEABLE FUTURE

       We incurred losses of $102,969 for the year ended December 31, 2000, losses of $160,903 for the year ended December 31, 2001, and losses of
$1,799,154 for the year ended December 31, 2002, because we have not commenced operations and have not generated any revenue.  We expect to acquire the raw land for the proposed project and commence operations during the next six to 12 months.  The project is not likely to produce revenue from deposits for an additional six to 12 months, and is not likely to generate significant revenue until after the DRI and other approvals have been obtained.  We cannot estimate when revenues from the proposed project will exceed cumulative losses or whether we will be able to acquire the property at all.

WE HAVE RAISED LIMITED CAPITAL AND WILL NEED ADDITIONAL CAPITAL TO COMMENCE OUR
BUSINESS

       To date, we have raised approximately $700,000 for working capital by selling common stock and a convertible debenture in a private placement transaction.  We used and are using these funds to develop our business plan, identify real estate investment opportunities, pay expenses to prepare our required filings with the SEC and complete this offering.  These funds were not intended to be sufficient to implement our business plan.  We will need to raise additional funds, both in the form of equity and debt, to acquire the proposed project and commence operations.  At present, we expect that we will require approximately $25,000,000 for such purposes.  This amount could change as we refine and implement our business plan.  We believe we can borrow a large portion of the funds needed to acquire the proposed property, and plan to raise the balance through the sale of common stock; however, we do not have firm commitments for any additional financing.

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

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED AMONG OUR PRINCIPAL SHAREHOLDERS,
OFFICERS AND DIRECTORS WHO CAN CONTROL ALL SIGNIFICANT CORPORATE TRANSACTIONS

       Our directors, executive officers and principal shareholders, and their affiliates, beneficially own approximately 90% of our outstanding common stock.
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

CURRENTLY THERE IS NO ACTIVE TRADING MARKET FOR OUR COMMON STOCK MAKING IT
DIFFICULT FOR SHAREHOLDERS TO SELL OUR COMMON STOCK

       As of the date of this annual report, our common stock is listed on the
OTC Exchange.  However, there is no active trading market for our common stock.
We have engaged a securities broker/dealer to make a market in our common stock.  However, there can be no assurance a meaningful trading market will develop as a result of such market maker's efforts.  Because we lack an active market for shares of our common stock, the sale prices of our common stock, if any, could vary widely and shareholders may have difficulty selling their stock at all.  Such market fluctuations may have a material adverse effect on shareholders and make it difficult for shareholders to sell our common stock.

THE AVAILABILITY OF ADDITIONAL SHARES FOR SALE COULD ADVERSELY AFFECT OUR SHARE
PRICE

       Our promoters and affiliates could sell a sufficient volume of shares of common stock to lower the share price.  Of our common stock presently issued and outstanding, 6,317,125 shares are held by our promoters and affiliates as
"restricted securities," as that term is defined under the Securities Act, and in the future may be sold pursuant to a registration statement filed under the
Securities Act.  Some of these shares may not be sold by these promoters or affiliates, or their transferees, pursuant to Rule 144 of the Securities Act.
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

THE SUCCESS OF THE SUMTER PROJECT DEPENDS ON THE CONSTRUCTION OF THE
INTERCHANGE WHICH MIGHT NOT OCCUR

       Although Sumter County has indicated in writing its intention to widen
CR 468, we do not have any written commitment that it intends to construct a toll-free interchange of the Florida Turnpike at the intersection of CR-468.
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

       -  the inability to repay the debt when due;
       -  increases in debt service payments due to variable interest rates
       -  reduced access to additional debt financing for other purposes; and
       -  loss of the property that secures any debt upon default of the loan.

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

       Our President has entered into a contract to purchase approximately
2,300 acres of raw land in Sumter County, Florida for $15.0 million.  We deposited $35,000 into escrow pending closing, which is scheduled to occur on or before July 31, 2003.  The property is currently being used for cattle grazing, agricultural ranching and watermelon fields.  We intend to amend the land use plan designation within Sumter County's comprehensive plan to accommodate commercial, industrial and residential uses.  Our preliminary studies indicate that approximately 85% of the property is usable for commercial and residential purposes, which would be comprised of 12,000,000 square feet of retail commercial space and approximately 2,300 residential home lots.

       The President also entered into contracts to purchase 45 acres (9 lots)
of raw land in Wellington, Florida for $470,000.  The President subsequently closed on three of the lots. The remaining six lots will be purchased when and if financing becomes available.  The Wellington property is currently zoned for single-family homes and has been platted as nine five-acre lots.  We intend to clear the land, construct an access road and offer the lots for sale as estate homes with a distinct equestrian flair.

ITEM 3.  LEGAL PROCEEDINGS.

       There are no legal actions pending against us nor any legal actions contemplated by us at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

       Our common stock is listed on the OTC Exchange. We have engaged
vFinance, Inc., as our market maker.

Stockholders

       There were 72 recordholders of our common stock as of March 31, 2003.

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

       In April 2002, we issued 20,000 shares of common stock to vFinance, Inc in connection with certain financial consulting services.  We estimate the value of the common stock issued at $3,800.  The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

       In February 2003, we issued 1,800,000 shares of our common stock to Mr.
Clint Beckwith, our Vice President of Public Relations and a Director of the
Company, as compensation for services to the Company for the period of April
2000 through December 2003.  We estimate the value of the common stock issued at $360,000.  The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

Registered Securities

       In February 2002 through September 2002, we entered into various referral, financial consulting and professional service agreements with some existing stockholders and others.  In August 2002 through September 2002, we issued 875,750 shares of common stock, pursuant to a Form S-8 filing on August
16, 2002, with the Securities and Exchange Commission registering 1,000,000 shares of our common stock pursuant to the 2002 Stock Option and Stock Award
Plan, for these services.  The value of the 875,750 shares was $684,638 based on the OTC market values on the dates of issue.

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

Plan of Operation

       To date, we have raised approximately $700,000 in initial seed capital from friends and family members.  We have used these funds to create our business plan and pay the expenses associated with creating and maintaining a company that files reports with the SEC.  If we are unable to obtain sufficient financing, we will not purchase the property.  If we do not purchase the property, we should have enough resources for the next 12 to 18 months.

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

       The following is a proposed timetable for our activities:

Present                             -  seek and obtain financing for the purchase of
                                       the Sumter property

Next six to twelve months           -  seek and obtain financing for the purchase of
                                       the Wellington property

                                    -  commence sales of the Wellington lots

Eighteen to twenty-four months      -  complete the DRI and land use plan designation
after purchase of Sumter County        amendment procedures for Sumter County project
property
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

       If we are unable to purchase the Wellington property, we will focus our efforts solely on the Sumter County project, which is much more significant to
us.  If we are unable to purchase the Sumter County property, we will seek to locate an alternate property with similar development potential.  We would likely seek a mixed use property in Florida for an alternate property.  We would also seek to identify a property in an area that is likely to experience an increase in population on property values.

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

       The following table sets forth certain information regarding our executive officers and directors as of March 31, 2003:

      NAME             AGE                        POSITION(S)
      ----             ---                        -----------
Soloman Lam            49                  CEO, President, Treasurer
                                                  and Director

Redding Stevenson      57                   Chief Operating Officer
                                                  and Director

Sara Lam               49                           Director

Samantha Lam           24                           Director

Vernon Priest          53                 Vice President of Development
                                          and Engineering and Director

Tina Giacalone         51                    Secretary and Director

Clinton Beckwith       60                   Vice President of Public
                                             Relations and Director

       SOLOMAN LAM has served as Chief Executive Officer, President, Treasurer and a director of Newport since 2000, and is responsible for our accounting and financial reporting.  From 1977 to 1999, Mr. Lam served as President of
Equewest Investment Ltd., a commercial and residential real estate development company.  Mr. Lam has managed numerous large-scale projects including a 400-
acre, $20 million subdivision near Vancouver, B.C., and a $30 million 16-story hotel in downtown Vancouver.  Mr. Lam received a Bachelor of Science degree in
Business Administration from Boston University in 1976.

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
Giacalone, Mr. Beckwith, and Mr. Myron.  These people also did not file a Form
5 after the end of 2000, 2001 or 2002 fiscal years disclosing these tardy filings.

ITEM 10.  EXECUTIVE COMPENSATION.

       We did not pay any compensation to our executive officers or directors for the years ended December 31, 1999, 2000 or 2001. We also did not grant any stock options or restricted stock to anyone during these years.

       We did pay compensation of approximately $28,000 to Mr. Soloman Lam, our
President and Chief Executive Officer, and accrued an additional approximately
$97,000 for him for a total of $125,000 for the year ended December 31, 2002.
No other executive officer or director received any compensation in 2002.
However, in 2002, we did accrue $264,000 in compensation for the period April
2000 through December 2002 for Mr. Clint Beckwith, our Vice President of Public
Relations and a director of the Company in accordance with the stock issue mentioned below.  We did not grant any stock options or restricted stock to anyone during 2002.

       In February 2003, we issued 1,800,000 shares of our restricted common stock to Mr. Clint Beckwith, our Vice President of Public Relations and a
director of the Company, as compensation for services to the Company for the period April 2000 through December 2003.  We estimate the value of the restricted common stock issued to be approximately $360,000.

       We do not have employment agreements with any of our executive officers, although we have agreed to enter into an employment agreement with Mr. Soloman
Lam when and if we receive funding for our Sumter project and begin operations.
At present, Mr. Soloman Lam devotes his full time to our business and the rest of our executive officers provide services to us on a part-time basis without compensation.  Each of Messrs. Stevenson, Priest, Giacalone and Beckwith devote approximately 10% of their time to our business.  We anticipate that our executive officers (other than Mr. Lam) will continue to work part-time until after we acquire the proposed property.  Once we acquire the proposed property,
Mr. Priest will gradually increase the time they devote to us over the development period.  Once we commence accepting deposits, Mr. Stevenson and Mr.
Beckwith will begin dedicating more time to us.  We expect that we will begin paying our executives salaries, which have not yet been determined, once we begin producing revenue, and that our executives will devote their full time to us within eighteen to twenty-four months after we purchase the property.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

       The following table sets forth certain information as March 31, 2003 with respect to the beneficial ownership of our common stock by all persons known by us to be beneficial owners of more than 5% of any such outstanding classes, by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, each named beneficial owner has, sole voting and investment power.

NAME AND ADDRESS (1)             NUMBER OF SHARES
OF BENEFICIAL OWNER              BENEFICIALLY OWNED   PERCENT OF CLASS (%)
-----------------------------    ------------------   --------------------
Soloman Lam                         4,700,000(2)             50.6%

Vernon Priest                               0                 0

Redding Stevenson                           0                 0

Tina Giacalone                        100,000(3)              1.0%

Clinton Beckwith                    1,517,125(4)             16.3%

Samantha Lam                        4,700,000(2)             50.6%

Sara Lam                            4,700,000(2)             50.6%

CEDE & Co.
PO Box 222
Bowling Green Station
New York, NY 10274                  1,510,354                16.2%

Kenneth Myron
1520 Cliffdale Road
El Cajon, California  92020         4,247,524(5)             45.7%

All Officers and Directors
as a group (7 persons)              6,317,125                68.0%

---------------------------------
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

       (4) Represents 1,462,125 shares owned directly by Mr. Beckwith, 50,000 shares owned jointly with Mr. Beckwith's spouse, and 5,000 shares owned directly by Mr. Beckwith's spouse.

       (5) Includes 3,700,000 shares of common stock, which Mr. Myron has the right to purchase upon conversion of a convertible debenture.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       In September 1999, we entered in a consulting agreement with FS Capital
Markets Group, Inc. to perform consulting services and take certain actions to insure an orderly business combination in our stock-for-stock merger with First
Philadelphia Capital Corp.  We paid FS Capital Markets Group, Inc. a fee of
$101,700 and issued it 300,000 shares of our common stock, computed after completion of the transaction.  FS Capital Markets, Inc. does not have any right to appoint a director to our Board of Directors and none of its principals are affiliated with us.  FS Capital Markets Group is no longer a stockholder of Newport.

       During Newport's development stage, Soloman Lam, our President and Chief
Executive Officer, loaned us $33,460 for working capital.  This loan is unsecured, non-interest bearing and due on demand. This loan was repaid in
2001.  Also, in 2002, he loaned us $132,221 for working capital.  This loan is unsecured, non-interest bearing and due on demand.

       In January 2002, Mr. Kenneth Myron, a stockholder of ours, converted a
$312,000 loan he had made to us in 2001 into a convertible debenture with a principal amount of $370,000.  This amount included $10,000 in accrued interest and $48,000 that Mr. Myron advanced to us in 2002.  The debenture bears interest at 12% per annum and is convertible into our common stock at $.10 per share, for a total of 3,700,000 shares of our common stock.

       Soloman Lam, our President and Chief Executive Officer, had entered into two exclusive land sales contracts to purchase approximately 2,300 acres of land in Sumter County.  If we decide to purchase the property, Mr. Lam will assign the land sales contracts to us.

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

   10.14    Contract for Sale and Purchase dated December 24, 2001
            between Universal Asset Recovery, Inc. and
            Soloman Lam with Vacant Land Addendum (5)

   10.15    Vacant Land Contract dated December 27, 2001
            between George Odian and Soloman Lam (Lot 310) (5)

   10.16    Vacant Land Contract dated December 26, 2001
            between Robert Isaly and Soloman Lam (Lot 311) (5)

   10.17    Vacant Land Contract dated December 26, 2001
            between Bruce McClean and Soloman Lam (Lot 312) (5)

   10.18    Vacant Land Contract dated December 29, 2001
            between Dr. Bruce Vogel and Stephen Fox and Soloman Lam
            (Lot 314)(5)

   10.19    Third Addendum to Purchase and Sale Agreement dated February 12,
            2002 between Bigham Hide Company, Inc and Soloman Lam and/or
            Assigns (6)

   10.20    Fourth Addendum to Purchase and Sale Agreement dated February 12,
            2002 between Bigham Hide Company, Inc and Soloman Lam and/or
            Assigns (6)

   10.21    Addendum to Contract for Sale and Purchase dated August 22, 2001 between Bigham Hide Company, Inc and Soloman Lam and/or
            Assigns (6)

   10.22    Addendum to Contract for Sale and Purchase dated August 22, 2001 between Bigham Hide Company, Inc and Soloman Lam and/or
            Assigns (6)

   99.1     Certification Pursuant To 18 U.S.C. Section 1350 As Adopted
            Pursuant To Section 906 Of The Sabanes-Oxley Act Of 2002 (6)

   99.2     Certification Pursuant To 18 U.S.C. Section 1350 As Adopted
            Pursuant To Section 302 Of The Sabanes-Oxley Act Of 2002 (6)

----------------------------------
      (1) Filed  as an exhibit of the same number to  the  Registrant's
          (formerly  known as First Philadelphia Capital Corp.) Form 10-
          SB dated May 10, 2000.

      (2) Filed as exhibit  3.1  to  the Registrant's current report on
          Form 8-K dated February 5, 2001.

      (3) Filed as an exhibit of the same  number  to  the Registrant's
          Form SB-2 dated August 31, 2001.

      (4) Filed as an exhibit of the same number to Amendment  No. 1 to the Registrant's Form SB-2 dated December 5, 2001.

      (5) Filed  as  an  exhibit of the same number to the Registrant's
          Form 10-KSB dated March 31, 2002.

      (6) Filed herewith.

     (b) Reports on Form 8-K:

       No reports on Form 8-K were filed during the fourth quarter of 2002.

                                  SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 21st day of April, 2003.

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

        SIGNATURE                        TITLE                     DATE
        ---------                        -----                     ----
/s/ Soloman Lam                   President and Director          5/21/03
---------------------------  (Principal Executive, Financial
Soloman Lam                       and Accounting Officer)

/s/ Samantha Lam                         Director                 5/21/03
---------------------------
Samantha Lam

/s/ Sara Lam                             Director                 5/21/03
---------------------------
Sara Lam

/s/ Vernon Priest             Vice President of Development       5/21/03
---------------------------   and Engineering and a Director
Vernon Priest

/s/ Tina Giacalone               Secretary and a Director         5/21/03
---------------------------
Tina Giacalone

/s/ Clinton Beckwith                 Vice President of            5/21/03
---------------------------   Public Relations and a Director
Clinton Beckwith

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS            F-1

FINANCIAL STATEMENTS

   Balance Sheet                                              F-2

   Statements of Operations and Comprehensive Loss            F-3

   Statement of Stockholders' Deficiency                      F-4

   Statements of Cash Flows                                   F-5

   Notes to Financial Statements                              F-6 - F-18

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Newport International Group, Inc
Wellington, Florida

We  have audited the accompanying balance sheet of Newport International Group,
Inc (a  development  stage  company)  as  of December 31, 2002, and the related statements of operations and comprehensive  loss,  stockholders' deficiency and cash flows for the years ended December 31, 2002 and  2001  and cumulative from inception (December 27, 1999) to December 31, 2002.  These financial statements are the responsibility of the management of the Company.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In  our  opinion, the financial statements referred to above present fairly, in all material  respects,  the financial position of Newport International Group,
Inc as of December 31, 2002,  and  the  results  of its operations and its cash flows  for  the  years  ended December 31, 2002 and 2001  and  cumulative  from inception  (December  27,  1999)  to  December  31,  2002  in  conformity  with accounting principles generally accepted in the United States.

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

                           RACHLIN COHEN & HOLTZ LLP

West Palm Beach, Florida
April 22, 2003, except for Note 5 as to which
       the date is May 13, 2003

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)

                                BALANCE SHEET

               ASSETS

                                                                      December 31,
                                                                          2002
                                                                       ----------
Cash and Cash Equivalents                                              $        -

Investment Securities                                                     209,668

Land Deposits and Deferred Development Costs                               53,500

Property and Equipment                                                      1,636

Deferred Tax Asset                                                              -
                                                                       ----------
                                                                       $  264,804
                                                                       ==========

 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
 Line of credit                                                            49,184

 Bank overdraft                                                            24,971

 Accounts payable                                                          52,248

 Accrued officers' salaries                                               361,030

 Loans from officer                                                       132,221

 Accrued interest, related parties                                         53,939

 Convertible debenture payable, stockholder                               370,000

 Loan payable, stockholder                                                 10,000
                                                                       ----------
Total Liabilities                                                       1,053,593
                                                                       ----------

Commitments                                                                     -

Stockholders' Deficiency:
 Preferred stock - $.0001 par value,
  5,000,000 shares authorized, no shares
  issued and outstanding                                                        -
 Common stock - $.0001 par value,
  20,000,000 shares authorized,
  7,481,982 shares issued and outstanding                                     748
 Additional paid-in capital                                             1,313,951
 Deficit accumulated during development stage                          (2,039,026)
 Accumulated other comprehensive loss                                     (64,462)
                                                                       ----------
Total Stockholders' Deficiency                                           (788,789)
                                                                       ----------
                                                                       $  264,804
                                                                       ==========

                      See notes to financial statements.

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                        Cumulative
                                           Year Ended    December 31,     From
                                              2002           2001       Inception
                                           -----------   ------------  ------------
Revenues:
  Investment income                        $     3,169   $      3,968  $      7,137
                                           -----------   ------------  ------------
Costs and Expenses:
  Professional fees                            490,195         86,556       569,886
  Consulting fees                              440,900         27,748       563,648
  General and administrative                   447,599         24,620       493,743
  Interest, stockholder                        386,939         10,000       396,939
  Rent, related parties                         12,690         15,947        21,947
                                           -----------   ------------  ------------
                                             1,778,323        164,871     2,046,163
                                           -----------   ------------  ------------
Net Loss                                   $(1,775,154)  $   (160,903) $ (2,039,026)
                                                                       ============

Other Comprehensive Loss                       (60,374)        (4,088)
                                           -----------   ------------

Comprehensive Loss                         $(1,835,528)  $   (164,991)
                                           ===========   ============

Net Loss Per Common Share                  $     (0.26)  $      (0.03)
                                           ===========   ============

Weighted Average Common Shares Outstanding   6,928,795      5,403,702
                                           ===========   ============

                      See notes to financial statements.

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)

                     STATEMENT OF STOCKHOLDERS' DEFICIENCY

              INCEPTION (DECEMBER 27, 1999) TO DECEMBER 31, 2002
                                                                                                                       Deficit
                                                                                                                     Accumulated    Accumulated
                                                                                          Stock        Additional      During          Other
                                                                 Common Stock          Subscription     Paid In      Development    Comprehensive
                                                             Shares         Amount      Receivable      Capital         Stage          Loss             Total
                                                           -----------    ----------   ------------    ----------    -----------    -------------    ------------
Inception (December 27, 1999) to December 31, 1999:

    Issuance of common stock ($.0001 per share)              5,000,000           500              -             -              -                -             500

    Net loss                                                         -             -              -             -              -                -               -
                                                           -----------    ----------   ------------    ----------    -----------    -------------    ------------
Balance, December 31, 1999                                   5,000,000           500              -             -              -                -             500

Year Ended December 31, 2000:

    Expenses paid on behalf of company by stockholder                -             -              -           829              -                -             829

    Net loss                                                         -             -              -             -       (102,969)               -        (102,969)
                                                           -----------    ----------   ------------    ----------    -----------    -------------    ------------
Balance, December  31, 2000                                  5,000,000    $      500   $          -    $  108,788    $  (102,969)   $           -    $      6,360

Year Ended December 31, 2001:

    Issuance of common stock ($0.125-$0.50 per share)          410,000            41              -       107,959              -                -         108,000

    Proceeds from issuance of common stock
      ($0.10 -$1.00 per share)                                 932,604            93              -       156,444              -                -         156,537

    Common stock issued for services ($0.25 -$1.00
      per share                                                  2,100             1              -         1,225              -                -           1,226

    Common stock subscribed ($0.25-$1.00 per share)            231,100            23        (58,600)       58,577              -                -               -

    Unrealized losses on investment securities                       -             -              -             -              -           (4,088)         (4,088)

    Net loss                                                         -             -              -             -       (160,903)               -        (160,903)
                                                           -----------    ----------   ------------    ----------    -----------    -------------    ------------
Balance, December 31, 2001                                   6,575,804           658        (58,600)      325,034       (263,872)          (4,088)           (868)

Year Ended December 31, 2002:

    Common stock issued for services ($0.19-$1.31
      per share                                                907,178            90              -       690,517              -                -         690,607

    Stock subscription cancelled                                (1,000)            -          1,000        (1,000)             -                -               -

    Stock subscription adjustments                                   -             -         33,600       (33,600)             -                -               -

    Payment of stock subscriptions                                   -             -         24,000             -              -                -          24,000

    Beneficial conversion on discount loan payable,
      stockholder                                                    -             -              -       333,000              -                -         333,000

    Unrealized losses on investment securities                       -             -              -             -              -          (60,374)        (36,374)

    Net loss                                                         -             -              -             -     (1,775,154)               -      (1,799,154)
                                                           -----------    ----------   ------------    ----------    -----------    -------------    ------------
Balance, December 31, 2002                                   7,481,982    $      748   $          -    $1,313,951    $(2,039,026)   $     (64,462)   $   (788,789)
                                                           ===========    ==========   ============    ==========    ===========    =============    ============

                      See notes to financial statements.

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS

                                                                                           Cumulative
                                                           Year Ended December 31,            from
                                                           2002               2001          Inception
                                                       ------------       ------------     ------------
Cash Flows From Operating Activities:
   Net loss                                            $(1,775,154)       $  (160,903)     $(2,039,026)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation                                                 867                476            1,343
  Expenses paid by issuance of common stock                690,607              1,226          691,833
  Expenses paid on behalf of Company by stockholder              -                  -              829
  Beneficial conversion on loan payable, stockholder       333,000                  -          333,000
  Officer advances recorded as compensation                 25,830                  -           25,830
  Change in operating assets and liabilities:
    Decrease (increase) in prepaid financing costs           9,868             (9,868)               -
    Increase in land deposits and deferred development
     cost                                                  (44,999)            (5,001)         (53,500)
    Increase in accounts payable                            49,832              2,417           52,249
    Increase in accrued officers' salaries                 361,030                  -          361,030
    Increase in accrued liabilities, related parties        53,939                  -           53,939
                                                       ------------       ------------     ------------
      Net cash used in operating activities               (295,180)          (171,653)        (572,473)
                                                       ------------       ------------     ------------

Cash Flows From Investing Activities:
  Purchases of property and equipment                         (687)            (2,292)          (2,979)
  Purchases of investment securities                        (3,169)          (270,962)        (274,131)
  Cash advanced to officer                                       -            (25,830)         (25,830)
                                                       ------------       ------------     ------------
      Net cash used in investing activities                 (3,856)          (299,084)        (302,940)
                                                       ------------       ------------     ------------

Cash Flows From Financing Activities:
  Proceeds from line of credit                              49,184                  -           49,184
  Increase in bank overdraft                                24,971                  -           24,971
  Proceeds of loans from officer                           132,221                  -          165,681
  Repayment of  loans from officer                               -            (33,460)         (33,460)
  Proceeds from loans from stockholder                      68,000            312,000          380,000
  Proceeds from issuance of common stock                         -            156,537          157,037
  Proceeds from common stock subscribed                     24,000                  -          132,000
                                                       ------------       ------------     ------------
      Net cash provided by financing activities            298,376            435,077          875,413
                                                       ------------       ------------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents          (660)           (35,660)               -

Cash and Cash Equivalents, Beginning                           660             36,320                -
                                                       ------------       ------------     ------------

Cash and Cash Equivalents, Ending                      $         -        $       660      $         -
                                                       ============       ============     ============

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                        $    27,110        $    10,000
                                                       ============       ============

Supplemental Disclosures of Non-Cash Investing
  and Financing Activities:
    Unrealized loss on investment securities
      available for sale, net of income taxes of
      $24,000 and $2,400 respectively                  $    36,374        $     4,088
                                                       ============       ============

                      See notes to financial statements.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS AND BASIS OF PRESENTATION- DEVELOPMENT STAGE COMPANY

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

      CONCENTRATIONS OF CREDIT RISKS

         Financial   instruments  that  potentially  subject  the  Company   to
         concentrations  of  credit  risk  consist  primarily  of cash and cash
         equivalents.   The  Company  maintains  deposit balances at  financial
         institutions  that, from time to time, may  exceed  federally  insured limits.  At December  31,  2002,  the Company did not have deposits in
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
         Investment securities consist  primarily  of  mutual funds at December
         31,  2002,  and are classified as available-for-sale.   Available-for-
         sale securities are stated at fair value with unrealized holding gains and losses reported, net of deferred taxes, as a separate component of stockholders'  equity.  Realized gains and losses are calculated using the average cost  method.  The investment securities are collateral on the line of credit (see Note 5).

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      DEFERRED DEVELOPMENT COSTS

         Costs incurred in connection with acquiring and developing real estate have been deferred and capitalized.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash  and  cash equivalents and  investment  securities,  as  well  as accounts  payable,  accrued  expenses,  as  reflected in the financial statements, approximate fair value because of  the short-term maturity of these instruments.

         Fair value estimates are made at a specific point  in  time,  based on relevant  market  information  and  information  about  the  financial
         instrument.   These  estimates  are  subjective  in nature and involve
         uncertainties and matters of significant judgment and therefore cannot
         be   determined   with   precision.   Changes  in  assumptions   could
         significantly affect the estimates.

      INCOME TAXES

         The  Company  accounts  for its  income  taxes  using  SFAS  No.  109,
         "Accounting  for Income Taxes",  which  requires  the  recognition  of
         deferred  tax  liabilities   and   assets   for  expected  future  tax
         consequences  of  events  that  have been included  in  the  financial
         statements  or  tax  returns.   Under   this   method,   deferred  tax
         liabilities and assets are determined based on the difference  between the financial statement and tax basis of assets and liabilities  using enacted tax rates in effect for the year in which the differences  are expected to reverse.

      PREFERRED STOCK

         The  Board  of  Directors  is responsible for establishing the rights, preferences, limitations and restrictions of preferred stock.

      NET LOSS PER COMMON SHARE

         The  net  loss per common share  in  the  accompanying  statements  of operations has been computed based upon the provisions of Statement of
         Financial Accounting Standards No. 128, Earnings per share.

         The basic and  diluted  net  loss per common share in the accompanying statement of operations is based  upon  the  net  loss  divided by the weighted  average  number  of  shares outstanding during each  period.
         Diluted per share data is the same  as  basic per share data since the inclusion  of all potentially dilutive common  shares  that  would  be issuable would be antidilutive.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      RECENTLY ISSUED ACCOUNTING STANDARD

         On December 31, 2002, the Financial Accounting Standards Board  issued
         Statement  of  Financial  Accounting  Standard No. 148, Accounting for
         Stock-Based Compensation Transition and  Disclosure ("Statement 148").
         Statement  148  amends  Financial  Accounting   Standards   No.   123,
         Accounting  for Stock-Based Compensation ("Statement 123"), to provide alternative methods of transition to Statement 123's fair value method of accounting  for  stock-based  employee compensation.  Statement 148 also amends the disclosure provisions  Statement  123  and  Accounting
         Principals  Board  Opinion  No.  28, Interim Financial  Reporting,  to
         require disclosures in the summary  of significant accounting policies of the effects of an Entity's accounting policy with respect to stock-
         based employee compensation on reported  net  income  and earnings per share in annual and interim financial statements.  Statement  148 does not  amend  Statement 123 to require companies to account for employee stock options using the fair value method

         In  July  2002,   the  Financial  Accounting  Standards  Board  issued
         Statement of Financial  Accounting  Standards  No. 146, Accounting for
         Costs Associated with Exit or Disposal Activities  ("Statement  146").
         Statement  146  addresses  the  accounting  and  reporting  for  costs associated  with  exit  or  disposal activities and nullifies Emerging
         Issues Task Force ("EITF") Issue  No. 94-3, "Liability Recognition for
         Certain Employee Terminations Benefits  and  Other  Costs  to  Exit an
         Activity."   It  also  substantially  nullifies  EITF Issue No. 88-10,
         "Costs Associated with Lease Modification or Termination."   Statement
         146  is  effective  for  exit  or  disposal activities initiated after
         December 31, 2002. Adoption of Statement  146  had  no  impact  on the financial position of the Company or its results of operations.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

         In  April  2002,  the  Financial  Accounting  Standards  Board  issued
         Statement  of  Financial  Accounting  Standards No. 145, Rescission of
         FASB Statements No. 4, 44, and 64 Amendment  of FASB Statement No. 13,
         and  Technical Corrections ("Statement 145"). Statement  145  rescinds
         FASB Statement  No. 4, Reporting Gains and Losses from  Extinguishment of Debt, and an amendment  of  that  Statement, and FASB Statement No.
         64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.
         The  Company  has  elected  to early adopt  this  statement  effective
         January  1,  2002.  Management  does  not  believe  adoption  of  this statement materially  impacted  the  Company's  financial  position or results of operations.

         On January 1, 2002, the Company adopted Financial Accounting Standards
         No.  144,  Accounting  for  the  Impairment  of Disposal of Long-Lived
         Assets   ("Statement   144").   Statement  144  supersedes   Financial
         accounting Standards No.  121,  Accounting  for Long -Lived Assets and
         for  Long-Lived Assets to be Disposed of, and   the    accounting  and
         reporting     Disposal of a Segment of a Business,  and Extraordinary,
         Unusual  and  Infrequently  Occurring Events and Transactions, for the
         disposal of a segment of a business.  SFAS 144 retains the requirement in Opinion No.  30  to  report  separately discontinued operations and extends that reporting to a Component  of  an  entity  that either has been  disposed  of  or  is  classified  as  held for sale Adoption  of
         Statement 144 had no impact on the financial  position  of the Company or its results of operations

         On  June 2001, the Financial Accounting Standards Board (FASB)  issued
         Statement   of   Financial   Accounting   Standards  (SFAS)  No.  143,
         "Accounting  for  Asset Retirement Obligations".   SFAS  143  requires
         entities to record  the  fair  value  of  a  liability  for  an  asset retirement  obligation  in  the  period  in which it is incurred.  The statement  requires  that  the  amount  recorded  as  a  liability  be capitalized by increasing the carrying amount  of  the  related  long-
         lived  asset.   Subsequent  to  initial  measurement, the liability is
         accreted to the ultimate amount anticipated  to  be  paid, and is also adjusted  for  revisions  to  the  timing or amount of estimated  cash flows.  The capitalized cost is depreciated  over  the  useful life of the related asset.  Upon settlement of the liability, an entity either settles  the obligation for its recorded amount or incurs  a  gain  or
         loss upon  settlement.   SFAS  143  was  effective  for  the Company's
         financial statements beginning July 1, 2002, with earlier  application encouraged.  SFAS 143 was adopted by the Company effective January  1,
         2002.   The  Company  believes that the adoption of this statement did not  have  a significant  impact  on  the  results  of  operations  or financial position of the Company.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

         In July, 2001,  the  FASB issued SFAS No. 141 "Business Combinations", and SFAS No. 142 "Goodwill  and Other Intangible Assets" which replace
         Accounting Principles Board Opinion  Nos.  16, "Business Combinations"
         and 17, "Intangible Assets", respectively.  SFAS No. 141 requires that
         the   purchase  method  of  accounting  be  used  for   all   business
         combinations  initiated  after  June 30, 2001, and that the use of the
         pooling-of-interests method be prohibited.   SFAS  No. 142 changes the
         accounting for goodwill from an amortization method  to  an impairment only method.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS  No. 142, which  the Company was required to adopt on July 1, 2002.  After  June
         30, 2002, goodwill can only be written down upon impairment discovered during annual  tests  for fair value, or discovered during tests taken when certain triggering events occur.

NOTE 2.SIGNIFICANT RISKS AND UNCERTAINTIES

      GOING CONCERN CONSIDERATIONS

         The accompanying financial statements have been prepared in conformity with accounting principles  generally  accepted  in  the United States which  assume  that  the  Company  will  continue as a going  concern, including the realization of assets and liquidation  of liabilities in
         the  ordinary  course  of  business.   However,  for  the years  ended
         December  31,  2002  and  2001,  the  Company  generated  no operating revenues  and,  accordingly,  suffered  net  losses  of  approximately
         $1,799,000  and  $161,000,  respectively, and reflects a stockholders'
         deficiency of approximately $789,000  as  of December 31, 2002.  These conditions  raise  substantial doubt about the  Company's  ability  to continue as a going concern.

         Management's  plans  to  continue  operations  and  become  profitable encompass the following:

            -  The Company's  President  and  Chief  Executive Officer has
               entered  into an exclusive contract with an option  to  purchase approximately  2,300  acres in Sumter County Florida for a total of $15,000,000, which he  intends to assign to the Company.  The
               Company plans to sell and lease  lots  for development, and then manage a large commercial, industrial and  residential mixed-use development.

            -  The  Company  plans  to  seek  equity and debt  capital  to finance the land purchase, fund the study  and  approval process and fund its operations (see Note 8).

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

NOTE 2.SIGNIFICANT RISKS AND UNCERTAINTIES (Continued)

      GOING CONCERN CONSIDERATIONS (Continued)

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

NOTE 3.INVESTMENT SECURITIES

      Investment securities classified as available-for-sale are as follows:

         Equity mutual funds, at cost         $ 274,130
         Unrealized loss on securities          (64,462)
                                              ---------
         Equity mutual funds, at fair value   $ 209,668
                                              =========

NOTE 4.CONVERTIBLE DEBENTURE AND LOAN PAYABLE, STOCKHOLDER

      In 2001, the Company received $312,000 in loans  from  a stockholder.  In
      2002,  the  Company  executed  a  convertible  debenture agreement  dated
      January 18, 2002 for $370,000 with this stockholder,  all  of  which  had been  funded  at  December  31,  2002.  The debenture, which provides for interest at 12% commencing February  2002,  is  convertible  into  common
      stock  of  the  Company  at   $0.10 per share and is due on demand. As of
      December 31, 2002, the Company accrued interest of approximately $54,000.
      The stockholder owned approximately  708,000  shares  of  common stock at
      December 31, 2002.

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

      In December  2002, the stockholder advanced an additional $10,000 loan to the Company that  is  separate  from  the  above  debenture.  The loan is unsecured, provides for interest at 15% commencing  December 2002, and is due with accrued interest on June 2, 2003.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

NOTE 5.INVESTMENT REFUNDS PAYABLE

      Included  in  accounts  payable  is  $1,000 due as a refund  of  a  stock subscription cancelled in October 2001  from  an non-accredited investor, and  $100  due  as a refund of an overpayment for  a  stock  subscription received in August 2002.  Both the aforementioned were paid in May 2003.

NOTE 6.LINE OF CREDIT

      On January 18, 2002, the Company established a line of credit for $50,000 with First Union  National  Bank. The interest rate of the credit line is at prime plus 1.5% (6.25% at  December 31, 2002) and is adjusted monthly.
      The line is guaranteed by certain  officers  and directors of the Company and  is  secured by certain investment securities  held  at  First  Union having a value  of  approximately  $209,668  at  December  31, 2002.  The outstanding balance was $49,184 as of December 31, 2002.

NOTE 7.RELATED PARTY TRANSACTIONS

      OFFICERS' COMPENSATION

         In  2001,  the  Chief  Executive  Officer  of the Company was given  a
         $25,830  advance  against  a  salary  to  begin being  paid  in  2002.
         Accordingly, compensation of approximately  $28,000  was  recorded for the  year  2002.  Additionally, approximately $97,000 was accrued  and recorded as officer salary, for a total of $125,000 for the year 2002.

         In February  2003,  the  Vice  President of Public Relations was given
         1,800,000  shares  of  the  Company's   restricted   common  stock  as
         compensation  for  services to the Company for the period  April  2000 through December 2003.  We estimate the fair value of the common stock
         issued  to  be  approximately  $360,000.   Accordingly,  $264,000  was
         accrued and recorded  as  officer  salary in 2002 for the period April
         2000 through December 2002.

      LOANS FROM OFFICER

         The Company made advances to and received  advances from the its Chief
         Executive Officer.  These advances are generally  due  on  demand  and bear  no  interest  and primarily relate to operating expenses such as utilities, telephone, professional fees and internet services incurred on behalf of the Company and reimbursed to the CEO.

         The amount of operating expenses incurred on behalf of the Company was approximately $48,000  and  $14,000  for  the years ended December 31,
         2002 and 2001, respectively. The outstanding balance of the loans from
         officer  at  December  31, 2002 was approximately  $132,000.   Through
         March 31, 2003, the Company repaid approximately $70,000.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

NOTE 7.RELATED PARTY TRANSACTIONS (Continued)

      STOCKHOLDER TRANSACTIONS

         The Company entered into  an agreement dated September 16, 2002 with a stockholder for certain referral  and financial services.  The Company issued 90,000 shares of its common  stock  on  September  18, 2002 for these services.  The market value of the common stock issued September
         18, 2002 was $0.24 a share, or a total of $21,600, which was  recorded
         as  consulting  fees.   The  stock  was  issued pursuant to a Form S-8
         registration filed August 16, 2002 with the SEC, and explained in NOTE
         9 below.

         The Company issued 160,000 shares of its common  stock on September 4,
         2002 to a stockholder for referral services.  The  market value of the common stock issued on September 4, 2002 was $0.75 a share, or a total
         of $120,000, which was recorded as professional fees.   The  stock was
         issued pursuant to a Form S-8 registration filed August 16, 2002  with the SEC, and explained in NOTE 9 below.

         The  Company  issued 5,300 shares of its common stock to a stockholder on  August  16, 2002  for  development,  and  building  the  Company's website.  The  market  value  of the common stock issued on August 16,
         2002 was $1.05 a share, or a total of $5,565, which was recorded as  website  costs.  The stock was  issued  pursuant  to  a  Form  S-8 registration filed  on  August 16, 2002 with the SEC, and explained in
         NOTE 9 below.

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

         Year ending December 31:

            2003                         $  7,000
            2004                            5,000
                                         --------
                                         $ 12,000
                                         ========

         For the years ended December  31,  2002  and  2001, rent expense under these leases was approximately $13,000 and $16,000 respectively.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

NOTE 7.RELATED PARTY TRANSACTIONS (Continued)

      CONSULTING AGREEMENT

         On  August 17, 2000, the Company entered into a  consulting  agreement with  FS  Capital  Markets  Group,  Inc.,  a  stockholder,  to perform consulting  services  and  take  certain actions and undertake certain obligations to insure an orderly business  combination,  for  a fee of approximately $102,000.  Of this, approximately $7,000 is reported  as consulting  fees for the year ended December 31, 2001. During the year ended December  31,  2002,  FS Capital Markets Group, Inc. sold all of the 300,000 shares of common stock it owned.

      FEASIBILITY STUDY AGREEMENT

         On December 1, 2000, the Company  agreed  to pay $10,000 to a director to purchase the rights to a feasibility study  for  certain parcels of land  which  it  plans  to  develop in the future.  Payments  totaling
         $3,500  were  made  in December,  2000  and  capitalized  as  deferred development costs, for  one copy of the report.  The balance of $6,500 is  due  and  payable  if the  Company  elects  to  proceed  with  the acquisition of any of the parcels.

NOTE 8.COMMITMENTS

      LAND CONTRACTS

         In November 2000, the President  and  Chief Executive Officer executed certain land contracts to purchase approximately  3,300  acres of land for a total of $11,389,600, which the Company intended to  develop  in
         the  future.   Such  contracts were due to close on September 1, 2001,
         but were extended to March  1,  2002  at  the  sellers'  request.  The
         President  and  Chief  Executive Officer personally deposited $180,000 into escrow pending closing  and the Company would have reimbursed him when he assigned the contracts  to  the Company. On February 12, 2002, the  land  contracts  were  cancelled and  the  $180,000  deposit  was returned to the President and Chief Executive Officer. Simultaneously,
         on  February  12,  2002, the President  and  Chief  Executive  Officer
         executed a new land  contract to purchase approximately 2,300 acres of land for $15,000,000.  The Company deposited $10,000 in escrow pending closing on April 30, 2002.  The
         closing on this contract was subsequently extended until July 29, 2002 and as consideration the  Company  released  the $10,000 to the seller that was in escrow.  Subsequently, the closing  was  again extended to
         September  30,  2002,  in  consideration  for a $25,000 non-refundable deposit.  The closing was again extended to December 30, 2002, then to
         March 31, 2003, and subsequently again extended to July 31, 2003, with no additional deposits required. The deposits  are  recorded  as  land deposits  and  deferred  development costs on the accompanying balance sheet.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

NOTE 8.COMMITMENTS (Continued)

      LAND CONTRACTS (Continued)

         In December 2001, the President  and  Chief  Executive Officer entered into purchase contracts to acquire 45 acres (9 lots) of vacant land in
         Wellington, Florida for a total purchase price  of  $470,000. In April
         2002, the President closed on two of the nine lots and  in  May  2002, closed  on a third lot.  The remaining six lots will be purchased when and if financing becomes available.  The President and Chief Executive
         Officer will transfer the vacant land to the Company in exchange for a purchase price equal to his cost.

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

         The  Company  entered  into several financial services  agreements  to assist the Company in obtaining  financing to purchase land. According to the agreements, the Company will  pay  a  fee ranging between 2% to
         3.5% of the gross amount of funding received. As of December 31, 2002, the Company paid and expensed loan origination  fees  related to these agreements of approximately $9,900.

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
         recorded as consulting  fees.  The stock was issued pursuant to a Form
         S-8 registration filed August  16, 2002 with the SEC, and explained in
         Note 9 below.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

NOTE 8.COMMITMENTS (Continued)

      MANAGEMENT AND FINANCIAL CONSULTING AGREEMENT (Continued)

         The Company entered into an agreement dated August 13, 2002 with Beryl
         Ziskind for certain financial consulting services.  The Company issued
         100,000 shares of its common stock  on  August 16, 2002, 20,000 shares of  its common stock on August 21, 2002, and  180,000  shares  of  its common  stock on August 22, 2002 for these services.  The market value of the common  stock  issued  on August 16, 2002 was $1.05 a share, or
         $105,000; the market value of the  common  stock  issued on August 21,
         2002  was  $1.05  a share, or $21,000; and, the market  value  of  the common stock issued on August 22, 2002 was $1.31 a share, or $235,800.
         Therefore, a total  of  $361,800 was recorded as consulting fees.  The stock was issued pursuant  to  a Form S-8 registration filed on August
         16, 2002 with the SEC, and explained in Note 9 below.

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
         Therefore, a total of $96,500  was recorded as professional fees.  The stock was issued pursuant to a Form  S-8 registration filed August 16,
         2002 with the SEC, and explained in Note 9 below.

         The Company entered into an agreement  dated  February  6,  2002  with
         Terry  Ritchie  for  certain  professional  promotional services.  The
         Company issued 20,000 share of its common stock on August 29, 2002 for these services.  The market value of the common stock issued on August
         29, 2002 was $1.31 a share, or a total of $26,200,  which was recorded as professional fees.  The stock was issued pursuant  to  a  Form  S-8 registration filed August 16, 2002 with the SEC, and explained in Note
         9 below.

         The  Company  issued  450 shares of its common stock to Jason Green on
         August 16, 2002 for managing  the Company's website.  The market value of the common stock issued on August  16, 2002 was $1.05 a share, or a
         total of $473, which was recorded as website  costs.   The  stock  was
         issued  pursuant  to  a Form S-8 registration filed on August 16, 2002 with the SEC, and explained in Note 9 below.

         The Company entered into  an  agreement  dated February 18, 2003, with
         National  Asset  Funding,  Inc. for certain professional  services  in connection with preparing a  private  placement  memorandum with which
         the  Company  hopes  to issue and sell its own corporate  bonds.   The
         agreement  requires  a $20,000  non-refundable  engagement  fee,  with
         $5,000 due at signing,  which the Company has paid, and the balance of
         $15,000 due at the Company's earliest convenience.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

NOTE 8.COMMITMENTS (Continued)

      LOAN PROPOSALS RECEIVED

         On December 12, 2002, Funding  America  Mortgage  Corporation issued a
         loan  commitment  application  for  $21,000,000 to the  Company.   The
         interest  rate is the six-month LIBOR  plus  a  margin  of  550  basis points, with  a  floor  of 7%.  The loan term is five years with a  20 year amortization.  There is a loan guaranty fee of $880,000, which is due at the execution of loan  commitment,  and  an  application fee of
         $10,000 due upon signing the loan commitment application.

         The Company is preparing a private placement memorandum  with which it hopes to issue and sell its own corporate bonds. The bonds  are  to be backed by a funding agreement with a AAA rated insurance company.  The
         Company  has  not yet identified any insurance company for the funding agreement, nor  any  bond  broker  to  sell the bonds. The Company has entered into an agreement with National Asset Funding, Inc. to provide professional services in connection with this process.

         The  Company is conducting its own due diligence  on  these  financing
         proposals,   and  will  review  the  terms  of  all  proposals  before
         proceeding to  any  commitment,  and has not made any commitment as of
         April 21, 2003.

NOTE 9.FORM S-8 REGISTRATION

      On August 16, 2002, the Company filed  Form  S-8  with the Securities and
      Exchange  Commission, registering 1,000,000 shares of  its  common  stock pursuant to  the  2002 Stock Option and Stock Award Plan.  The purpose of the Plan is to provide  incentive  to attract, retain and motivate highly
      qualified   and   competent  key  employees,   consultants,   independent
      contractors,  officers  and  directors  by  either  granting  options  to purchase shares  of the common stock of the Company, or issuing shares of
      common stock of the  Company.   As  of December 31, 2002, the Company has
      issued 875,750 shares of common stock  pursuant to this registration.  No stock options have been granted as of December 31, 2002.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

NOTE 10.INCOME TAXES

      As  of December 31, 2002, the Company had  a  net  operating  loss  carry forward  of  approximately  $1,350,000  which  expires  at  various times through  2022.  The  Company  has not recognized any benefit of such  net operating loss carryforwards in  the accompanying financial statements in accordance with the provisions of SFAS No. 109 as the realization of this
      deferred tax benefit is not considered  more  likely  than  not.   A 100%
      valuation  allowance  has been recognized to offset the entire effect  of
      the Company's net deferred  tax  asset.   The  Company's net deferred tax
      asset position is composed primarily of the Company's  net operating loss
      carryforwards.   Significant  components  of the Company's  deferred  tax
      assets as of December 31, 2002, were as follows:

        Net operating loss carry forwards      $500,000
        Accrued stockholder compensation        135,000
        Unrealized loss on investments           24,000
                                               --------
           Total deferred tax assets            659,000
           Less valuation allowance            (659,000)
                                               --------
              Net deferred tax asset           $    -0-
                                               ========

      The provision for income taxes consists of the following:

      In accordance with certain provisions of the  Tax  Reform  Act of 1986, a change in ownership of greater than 50% of a corporation within  a  three year  period will place an annual limitation on the corporation's ability
      to  utilize  its  existing  tax  benefit  carryforwards.   The  Company's
      utilization  of  its  tax  benefit carryforwards may be restricted in the event of possible future changes in the ownership of the Company from the future issuances of common stock.

      The Company's federal and state income tax returns have not been examined
      by the respective taxing authorities.   The  final  determination  of the
      amount  and timing of currently payable income taxes is therefore subject to possible  examination  of  these  unexamined  years by such respective taxing authorities.

NOTE 11.SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

                                                   2002
                                                   ----

        Unadjusted net loss                     $1,413,256
                                                ----------
        Accrue officers salary                     361,030

        Expense prepaid loan costs                   9,868

        Accrue interest on stockholder loan         15,000
                                                ----------
        Total 4th quarter adjustments              385,898
                                                ----------
        Adjusted net loss                       $1,799,154
                                                ==========