Form 10QSB
period 2003-03-31
NEWPORT INTERNATIONAL GROUP INC
filed 2003-05-28
CIK 1103577

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[   ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
                                  For the quarterly period ended March 31, 2003

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from _________________ to _________________

                                                 Commission file number 0-30587

                       Newport International Group Inc.
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

                                (561) 389-6725
                          (Issuer's telephone number)

                                Not applicable
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [x]    No [   ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] NOT APPLICABLE

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   Newport International Group
Inc. had 9,281,982 shares of common stock, par value $0.0001, outstanding as of
March 31, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [x]

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

       In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                       NEWPORT INTERNATIONAL GROUP, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                    INDEX TO CONDENSED FINANCIAL STATEMENTS

                                                                   PAGE
CONDENSED FINANCIAL STATEMENTS

   Balance Sheets                                                  F-1

   Statements of Operations and Comprehensive Loss                 F-2

   Statements of Cash Flows                                        F-3

   Notes to Condensed Financial Statements                      F-4 - F-8

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS

               ASSETS
                                                        March 31,
                                                          2003        December 31,
                                                       (Unaudited)        2002
                                                       -----------    -----------
Cash and Cash Equivalents                               $        -     $        -

Investment Securities                                      207,928        209,668

Land Deposits and Deferred Development Costs                72,000         53,500

Property and Equipment                                      53,500          1,636

Deferred Tax Asset                                           1,466              -
                                                       -----------    -----------
                                                         $ 334,894     $  264,804
                                                       ===========    ===========

 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
 Line of credit                                             49,184         49,184

 Bank overdraft                                             24,135         24,971

 Accounts payable                                           41,353         52,248

 Accrued officers' salaries                                128,281        361,030

 Loans from officer                                        173,996        132,221

 Accrued interest, related parties                          65,393         53,939

 Convertible debenture payable, stockholder                370,000        370,000

 Loan payable, stockholder                                  10,000         10,000
                                                       -----------    -----------
Total Liabilities                                          862,342      1,053,593
                                                       -----------    -----------

Commitments                                                      -              -

Stockholders' Deficiency:
 Preferred stock - $.0001 par value,
  5,000,000 shares authorized, no shares
  issued and outstanding                                         -              -
 Common stock - $.0001 par value,
  20,000,000 shares authorized,
  7,481,982 shares issued and outstanding                      928            748
 Additional paid-in capital                              1,673,771      1,313,951
 Deficit accumulated during development stage           (2,135,192)    (2,039,026)
 Accumulated other comprehensive loss                      (66,955)       (64,462)
                                                       -----------    -----------
Total Stockholders' Deficiency                            (527,448)      (788,789)
                                                       -----------    -----------
                                                        $  334,894     $  264,804
                                                       ===========    ===========

                 See notes to condensed financial statements.

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                        Cumulative
                                          Three Months Ended March 31,     From
                                              2003           2002        Inception
                                           (Unaudited)    (Unaudited)   (Unaudited)
                                           -----------   ------------  ------------
Revenues:
  Investment income                        $       752   $      1,505  $      7,889
                                           -----------   ------------  ------------
Costs and Expenses:
  Professional fees                             16,463         57,979       596,217
  Consulting fees                                    -              -       563,648
  Rent, related parties                          3,172          3,172        31,809
  General and administrative                    65,808         17,339       542,993
  Interest, stockholder                         11,475        314,812       408,414
                                           -----------   ------------  ------------
                                                96,918        393,302     2,143,081
                                           -----------   ------------  ------------
Net Loss                                   $   (96,166)  $   (391,797) $ (2,135,192)
                                                                       ============

Other Comprehensive Loss                        (2,492)        (3,766)
                                           -----------   ------------

Comprehensive Loss                         $   (98,658)  $   (395,563)
                                           ===========   ============

Net Loss Per Common Share                  $     (0.01)  $      (0.06)
                                           ===========   ============

Weighted Average Common Shares Outstanding   8,681,982      6,583,087
                                           ===========   ============

                 See notes to condensed financial statements.

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS

                                                                                           Cumulative
                                                         Three Months Ended March 31,         from
                                                           2003               2002          Inception
                                                        (Unaudited)       (Unaudited)      (Unaudited)
                                                       ------------       ------------     ------------
Cash Flows From Operating Activities:
   Net loss                                            $   (96,166)       $  (391,797)     $(2,135,192)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation                                                 170                188            1,513
  Expenses paid by issuance of common stock                360,000              2,171        1,051,833
  Expenses paid on behalf of Company by stockholder              -                  -              829
  Beneficial conversion on loan payable, stockholder             -            307,800          333,000
  Officer advances recorded as compensation                      -              6,458           25,830
  Change in operating assets and liabilities:
    Increase in officer advances                           (72,000)                 -          (97,830)
    Increase in land deposits and deferred
      development costs                                          -            (20,000)         (53,500)
    Increase (decrease) in accounts payable                (10,896)            12,149           41,353
    Increase (decrease) in accrued officers salaries      (232,749)                 -          128,281
    Increase in accrued liabilities, related parties        11,454              7,691           65,393
                                                       ------------       ------------     ------------
      Net cash used in operating activities                (40,187)           (75,340)        (638,490)
                                                       ------------       ------------     ------------

Cash Flows From Investing Activities:
  Purchases of property and equipment                            -               (112)          (2,979)
  Purchases of investment securities                          (752)            (1,505)        (274,883)
                                                       ------------       ------------     ------------
      Net cash used in investing activities                   (752)            (1,617)        (277,862)
                                                       ------------       ------------     ------------

Cash Flows From Financing Activities:
  Proceeds from line of credit                                   -             47,185           49,184
  Increase (decrease) in bank overdraft                       (836)                 -           24,135
  Proceeds from loans from officer                          89,600                  -          255,281
  Repayment of loans from officer                          (47,825)                 -          (81,285)
  Proceeds from loans from stockholder                           -             30,000          380,000
  Proceeds from issuance of common stock                         -                  -          157,037
  Proceeds from common stock subscribed                          -                  -          132,000
                                                       ------------       ------------     ------------
      Net cash provided by financing activities             40,939             77,185          916,352
                                                       ------------       ------------     ------------

Net Increase in Cash and Cash Equivalents                        -                228                -

Cash and Cash Equivalents, Beginning                             -                660                -
                                                       ------------       ------------     ------------

Cash and Cash Equivalents, Ending                      $         -        $       888      $         -
                                                       ============       ============     ============

Supplemental Disclosures of Non-Cash Investing
  and Financing Activities:
    Unrealized loss on investment securities
      available for sale, net of income taxes of
      $925 and $2,300 respectively                     $     2,492        $     3,766
                                                       ============       ============

                 See notes to condensed financial statements.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                MARCH 31, 2003

NOTE 1.SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

         The  accompanying  unaudited  condensed financial statements have been prepared by the Company pursuant  the  rules  and  regulations  of the
         Securities  and  Exchange  Commission  ("SEC")  and, in the opinion of management,  include all adjustments (consisting of  normal  recurring accruals) necessary  for  fair  presentation  of  financial  position, results of operations and cash flows for the interim periods.  Certain information  and  footnote  disclosures normally included in financial statements prepared in accordance  with  generally accepted accounting principles have been condensed or omitted  pursuant  to  the rules and
         regulations  of  the  SEC.   The Company believes that the disclosures
         contained herein are adequate  to  make  the information presented not misleading.  The statements of operations  for  the three months ended
         March 31, 2003 are not necessarily indicative of  the  results  to  be
         expected  for  the  full  year.   These unaudited financial statements
         should be read in conjunction with  the  audited  financial statements and accompanying notes included in the Company's 2002 Annual Report on
         Form 10-K for the year ended December 31, 2002.

         The  condensed  financial  statements have been prepared  on  a  going concern  basis,  which contemplated  the  realization  of  assets  and
         satisfaction  of  liabilities   in  the  normal  course  of  business.
         Recurring losses from operations  and  operating  cash constraints are potential factors, which, among others, may indicate  that the Company will be unable to continue as a going concern for a reasonable  period
         of  time.   The  independent auditors' report on the December 31, 2002 financial statements  stated the Company, "{ellipsis} has generated no operating revenues and,  accordingly,  has  suffered  and continues to suffer  net  losses.  These  factors,  among others, raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any  adjustments that might result from the outcome of this uncertainty."

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

                                MARCH 31, 2003

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

      DEFERRED TAX ASSET

         Deferred tax asset consists of the following:

                        2003        2002
Deferred tax asset     $24,925    $24,000
Valuation allowance    -24,925    -24,000
                    $      -0-   $    -0-

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

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                MARCH 31, 2003

NOTE 2.LOANS PAYABLE, STOCKHOLDER

      In 2001, the Company  received  $312,000 in loans from a stockholder.  In
      2002,  the  Company  executed  a convertible  debenture  agreement  dated
      January 18, 2002 for $370,000 with  this  stockholder,  all  of which had been  funded  at  December  31, 2002.  The debenture, which provides  for interest at 12% commencing February  2002,  is  convertible  into  common
      stock  of  the  Company  at   $0.10 per share and is due on demand. As of
      March 31, 2003, the Company accrued  interest  of  approximately $65,000.
      The  stockholder owned approximately 547,500 shares of  common  stock  at
      March 31, 2003.

      In December  2002, the stockholder advanced an additional $10,000 loan to the Company that  is  separate  from  the  above  debenture.  The loan is unsecured, provides for interest at 15% commencing  December 2002, and is due with accrued interest on June 2, 2003.

NOTE 3.LINE OF CREDIT

      On January 18, 2002, the Company established a line of credit for $50,000 with First Union National Bank. The interest rate of  the  credit line is at  prime plus 1.5% (5.75% at March 31, 2003) and is adjustable  monthly.
      The line  is  guaranteed by certain officers and directors of the Company and is secured  by  certain  investment  securities  held  at First Union
      having  a  value  of  approximately  $207,900  at  March  31, 2003.   The
      outstanding balance was $49,441 as of March 31, 2003.

NOTE 4.RELATED PARTY TRANSACTIONS

      OFFICER COMPENSATION

         Salary of approximately $31,250 has been accrued for the  three months ended March 31, 2003, for the Chief Executive Officer of the Company.

         In  February  2003,  the Vice President of Public Relations was  given
         1,800,000  shares  of  the   Company's   restricted  common  stock  as
         compensation for services to the Company for  the  period  April  2000
         through  December  2003.   The Company estimates the fair value of the
         common  stock  issued  to  be  approximately  $360,000.   Accordingly,
         $264,000 was accrued and recorded  as  officer  salary  in  2002,  and
         $24,000  was  accrued  and  recorded  as  officer salary for the three months ended March 31, 2003.  The balance of  $72,000  is  recorded as officer  advance and will be expensed to officer salary at $8,000  per month.

            LOANS FROM OFFICERS

         The Company  made advances to and received advances from the Company's
         Chief Executive  Officer.   These advances are generally due on demand
         and bear no interest and relate  primarily  to operating expenses such as  utilities,  telephone,  professional  fees and  internet  services
         incurred  on behalf of the Company and reimbursed  to  the  CEO.   The
         outstanding  balance  of  the loans from the CEO at March 31, 2003 was approximately $114,000.

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                MARCH 31, 2003

NOTE 4.RELATED PARTY TRANSACTIONS (Continued)

      LOANS FROM OFFICERS (Continued)

         The Vice President of Public  Relations of the Company advanced a loan
         to the Company for $60,000 in March  2003.   The loan is due on demand
         and bears no interest.

NOTE 5.   INVESTMENT REFUNDS PAYABLE

      Included  in  accounts  payable  is  $1,000 due as a refund  of  a  stock subscription cancelled in October 2001  from an unqualified investor, and
      $100 due as a refund of an overpayment for  a stock subscription received in August 2002.  Both the aforementioned were paid in May 2003.

NOTE 6.COMMITMENTS

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
         Subsequently, the closing was again extended to September 30, 2002, in consideration for a $25,000 non-refundable deposit.  The  closing  was again  extended  to  December  30,  2002,  then to March 31, 2003, and subsequently  again  extended  to July 31, 2003,  with  no  additional deposit required.  The deposits  are  recorded  as  land  deposits and deferred development costs on the accompanying balance sheet.

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

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                MARCH 31, 2003

NOTE 6.COMMITMENTS (Continued)

      PROFESSIONAL SERVICES AGREEMENTS

           The Company entered  into an agreement dated February 18, 2003, with
         National Asset Funding,  Inc.  for  certain  professional  services in connection  with  preparing a private placement memorandum with  which the Company hopes to  issue  and  sell  its  own corporate bonds.  The agreement  requires  a  $20,000  non-refundable engagement  fee,  with
         $5,000 due at signing, which the Company  has paid, and the balance of
         $15,000  due  at the Company's earliest convenience.   The  additional
         $15,000 has not been paid as of March 31, 2003.

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

           The Company is conducting  its  own  due diligence process, and will review all the terms of both the above proposals  before proceeding to any commitment and has not made any commitment as of May 28, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

       The Company is preparing the necessary documents for closing the loan as per the request of Funding America Mortgage Corporation. The documents consist of (1) Appraisal, (2) Environmental Phase 1 report and (3) survey of the
Property in Sumter County. We expect to have all 3 documents ready to present to Funding America in June, 2003. The exact closing date depends on Funding
America's review of such documents.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

       This Form 10-QSB quarterly report and other reports, as well as other written and oral statements made or released by the Company, may contain forward looking statements. Forward-looking statements are statements that describe, or that are based on, the Company's current expectations, estimates, projections and beliefs. Forward-looking statements are based on assumptions made by the Company, and on information currently available to the Company.
Forward-looking statements describe the Company's expectations today of what it believes is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words
"believe," "anticipate," "intend," "expect," "estimate," "project", "predict",
"hope", "should", "may", and  "will", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward looking statements.

       Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.
Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.
Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans.  In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects have been and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

       The Company cautions you not to place undue reliance on any forward-
looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and the
Company assumes no obligation to update any forward-looking statements.

ITEM 3.  CONTROLS AND PROCEDURES.

       The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  Within 90 days prior to the filing of this report, the Company's Chief Executive Officer and principal financial officer have evaluated the effectiveness of the design and operation of the
Company's disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, the
Company's Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms.  There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES.

       There have been no changes or modifications in the Company's securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       There has been no default upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the security holders during the quarterly period covered by this report.

ITEM 5.  OTHER INFORMATION.

       None; not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

       Index of exhibits required by Item 601 of Regulation S-B:

EXHIBIT NO. DESCRIPTION OF EXHIBIT
----------- ----------------------
3.1         Certificate of Incorporation (1)
3.2         By-Laws (1)
3.3         Certificate of Incorporation, as amended (2)
4.1         Form of Common Stock Certificate (3)
4.2         2002 Stock Option and Stock Award Plan (4)
10.1        Land Sales Contract between Bigham Farms Inc. and Solomon Lam (5)
10.2        Land Sales Contract between Bigham Hide Inc. and Solomon Lam (5)
10.3        Addendum to Land Sales Contract dated August 22, 2001 between Bigham
            Farms Inc. and Soloman Lam (5)
10.4        Addendum to Land Sales Contract dated August 22, 2001 between Bigham
            Hide Inc. and Soloman Lam (5)
10.5        Second Amendment to Land Sales Contract dated October 18, 2001 between Bigham Farms, Inc. and Soloman Lam (6)
10.6        Second Amendment to Land Sales Contract dated October 18, 2001 between Bigham Hide, Inc., and Soloman Lam (6)
10.7        Convertible Debenture dated January 18, 2002 in the principal amount of $370,000 issued to Ken Myron (6)
10.8        Contract for Sale and Purchase dated February 7, 2002 between Bigham
            Hide Company, Inc., and Soloman Lam and/or Assigns (6)
10.9        Addendum to Contract for Sale and Purchase dated February 12, 2002 between Bigham Hide Company, Inc., and Soloman Lam and/or Assigns (6)
10.10       Vacant Land Contract dated December 28, 2001 between Stephen Gruberg and Soloman Lam (Lot 302)(6)
10.11       Vacant Land Contract dated December 28, 2001 between Jacob Gruberg and Soloman Lam (Lot 303)(6)
10.12       Vacant Land Contract dated December 26, 2001 between Barry Gruberg and Soloman Lam (Lot 304) (6)
10.13       Vacant Land Contract dated December 26, 2001 between Mildred Gruberg and Soloman Lam (Lot 305) (6)
10.14       Contract for Sale and Purchase dated December 24, 2001 between
            Universal Asset Recovery, Inc. and Soloman Lam with Vacant Land
            Addendum (6)
10.15       Vacant Land Contract dated December 27, 2001 between George Odian and
            Soloman Lam (Lot 310) (6)
10.16       Vacant Land Contract dated December 26, 2001 between Robert Isaly and
            Soloman Lam (Lot 311) (6)
10.17       Vacant Land Contract dated December 26, 2001 between Bruce McClean and Soloman Lam (Lot 312) (6)
10.18       Vacant Land Contract dated December 29, 2001 between Dr. Bruce Vogel and Stephen Fox and Soloman Lam (Lot 314)(6)
10.19       Addendum to Purchase and Sale Agreement - Extension dated April 30,
            2002 between Bigham Hide Company, Inc. and Soloman Lam and/or assigns (7)
10.20       Promissory Note and Security Agreement dated January 18, 2002 between
            First Union National Bank and Newport International Group, Inc. (8)
10.21       THIRD ADDENDUM TO PURCHASE AND SALE AGREEMENT DATED FEBRUARY 12, 2002
            BETWEEN BIGHAM HIDE COMPANY, INC AND SOLOMAN LAM AND/OR ASSIGNS (9)
10.22       FOURTH ADDENDUM TO PURCHASE AND SALE AGREEMENT DATED FEBRUARY 12, 2002
            BETWEEN BIGHAM HIDE COMPANY, INC AND SOLOMAN LAM AND/OR ASSIGNS (10)
99.1        Certification of Chief Executive Officer and Chief Financial Officer (11)

----------------------------
   (1)    Filed as an exhibit of the same number to the Registrant's (formerly known as First Philadelphia Capital Corp.) Form 10-SB dated May 10,
          2000.
   (2)    Filed as exhibit 3.1 to the Registrant's current report on Form 8-K dated February 5, 2001.
   (3)    Filed as an exhibit of the same number to the Registrant's Form SB-2 dated August 31, 2001.
   (4)    Filed as an exhibit of the same number to the Registrant's Form S-8 dated August 14, 2002.
   (5)    Filed as an exhibit of the same number to Amendment No. 1 to the
          Registrant's Form SB-2 dated December 5, 2001.
   (6)    Filed as an exhibit of the same number to the Registrant's Form 10-
          KSB dated March 31, 2002.
   (7)    Filed as an exhibit of the same number to Post-Effective Amendment
          No. 1 to Form SB-2 filed May 13, 2002.
   (8)    Filed as exhibit 10.20 to the Registrant's Post-Effective Amendment
          No. 2 to Form SB-2 filed June 11, 2002.
   (9)    Filed as exhibit 10.19 to the Registrant's Form 10-KSB dated April
          21, 2003.
   (10)   Filed as exhibit 10.20 to the Registrant's Form 10-KSB dated April
          21, 2003.
   (11)   Filed herewith.

(b) Reports on 8-K:

       None; not applicable.

                                  SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEWPORT INTERNATIONAL GROUP INC.
                                        (Registrant)

Date: 5/28/2003                         /s/ Soloman Lam
                                        ---------------------------------------
                                        By:  Soloman Lam
                                        Its: President, Chief Executive Officer
                                        Treasurer and Director
                                        (Principal Executive, Financial and
                                        Accounting Officer)

                                 CERTIFICATION

I, Soloman Lam, certify that:

       1.      I have reviewed this quarterly report on Form 10-QSB of Newport
               International Group Inc.;

       2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition,
               results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and
               procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14)
               for the registrant and we have:  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated
               subsidiaries, is made known to us by others within those
               entities, particularly during the period in which this quarterly report is being prepared;  b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
               (the "Evaluation Date"); and  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
               Evaluation Date;

       5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's
               auditors and the audit committee of registrant's board of
               directors (or persons performing the equivalent function):  a)
               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and  b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
               and

       6.      The registrant's other certifying officers and I have indicated
               in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5/28/2003                         /s/ Soloman Lam
                                        -----------------------------------
                                        By:  Soloman Lam
                                        Its: Chief Executive Officer,
                                        President, Principal Executive,
                                        Financial and Accounting Officer

                                                                   EXHIBIT 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Newport International Group
Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), I, Soloman Lam, Chief Executive Officer and Chief
Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)      The Report fully complies with the requirements of section
                13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2)      The information contained in the Report fairly presents, in all material respects, the financial condition and result of
                operations of the Company.

Date: 5/28/2003                            /s/ Soloman Lam
                                           -----------------------------------
                                           By: Soloman Lam
                                           Its: Chief Executive Officer and
                                           Chief Financial Officer