Form 10QSB/A
period 2003-03-31
NEWPORT INTERNATIONAL GROUP INC
filed 2003-05-29
CIK 1103577

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

   Balance Sheets                                                  F-1

   Statements of Operations and Comprehensive Loss                 F-2

   Statements of Cash Flows                                        F-3

   Notes to Condensed Financial Statements                      F-4 - F-8

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS

               ASSETS
                                                        March 31,
                                                          2003        December 31,
                                                       (Unaudited)        2002
                                                       -----------    -----------
Cash and Cash Equivalents                               $        -     $        -

Investment Securities                                      207,928        209,668

Officer Advances                                            72,000              -

Land Deposits and Deferred Development Costs                53,500         53,500

Property and Equipment                                       1,466          1,636

Deferred Tax Asset                                               -              -
                                                       -----------    -----------
                                                         $ 334,894     $  264,804
                                                       ===========    ===========

 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
 Line of credit                                             49,184         49,184

 Bank overdraft                                             24,135         24,971

 Accounts payable                                           41,353         52,248

 Accrued officers salaries                                 128,281        361,030

 Loans from officer                                        173,996        132,221

 Accrued interest, related parties                          65,393         53,939

 Convertible debenture payable, stockholder                370,000        370,000

 Loan payable, stockholder                                  10,000         10,000
                                                       -----------    -----------
Total Liabilities                                          862,342      1,053,593
                                                       -----------    -----------

Commitments                                                      -              -

Stockholders' Deficiency:
 Preferred stock - $.0001 par value,
  5,000,000 shares authorized, no shares
  issued and outstanding                                         -              -
 Common stock - $.0001 par value,
  20,000,000 shares authorized,
  9,281,982 shares issued and outstanding                      928            748
 Additional paid-in capital                              1,673,771      1,313,951
 Deficit accumulated during development stage           (2,135,192)    (2,039,026)
 Accumulated other comprehensive loss                      (66,955)       (64,462)
                                                       -----------    -----------
Total Stockholders' Deficiency                            (527,448)      (788,789)
                                                       -----------    -----------
                                                        $  334,894     $  264,804
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