Form 10QSB
period 2003-06-30
NEWPORT INTERNATIONAL GROUP INC
filed 2003-09-11
CIK 1103577

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[   ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
                                  For the quarterly period ended June 30, 2003

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from              to
                                         ------------    ------------

                       Commission file number 0-30587
                                              -------

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

                                (561) 389-6725
                          ---------------------------
                          (Issuer's telephone number)

                                Not applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

   Statements of Operations and Comprehensive Loss                 F-2

   Statements of Cash Flows                                        F-3

   Notes to Condensed Financial Statements                      F-4 - F-8


                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS

               ASSETS
                                                        June 30,
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

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                        Cumulative
                                          Three Months Ended June 30,      From
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

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS

                                                                                           Cumulative
                                                         Three Months Ended June 30,          from
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

                                June 30, 2003



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

                                June 30, 2003



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

      DEFERRED DEVELOPMENT COSTS

         Costs incurred in connection with acquiring and developing real estate have been deferred and capitalized.

      DEFERRED TAX ASSET

         Deferred tax asset consists of the following:

                                     2003        2002
                                    -------    -------
             Deferred tax asset     $24,925    $24,000
             Valuation allowance    -24,925    -24,000
                                    -------    -------
                                    $   -0-    $   -0-
                                    =======    =======

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

                                June 30, 2003



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

                                June 30, 2003



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

                                June 30, 2003



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

	The Company is in discussion with TY Investments Inc, a Virginia corporation for certain loan with the Company's shares as collateral.


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

       The Company cautions you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and the Company assumes no obligation to update any forward-looking statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

       Index of exhibits required by Item 601 of Regulation S-B:

EXHIBIT NO. DESCRIPTION OF EXHIBIT
----------- ----------------------
3.1         Certificate of Incorporation (1)
3.2         By-Laws (1)
3.3         Certificate of Incorporation, as amended (2)
4.1         Form of Common Stock Certificate (3)
4.2         2002 Stock Option and Stock Award Plan (4)
10.1        Land Sales Contract between Bigham Farms Inc. and Solomon Lam (5)
10.2        Land Sales Contract between Bigham Hide Inc. and Solomon Lam (5)
10.3 Addendum to Land Sales Contract dated August 22, 2001 between Bigham Farms Inc. and Soloman Lam (5)
10.4 Addendum to Land Sales Contract dated August 22, 2001 between Bigham Hide Inc. and Soloman Lam (5)
10.5 Second Amendment to Land Sales Contract dated October 18, 2001 between Bigham Farms, Inc. and Soloman Lam (6)
10.6 Second Amendment to Land Sales Contract dated October 18, 2001 between Bigham Hide, Inc., and Soloman Lam (6)
10.7 Convertible Debenture dated January 18, 2002 in the principal amount of $370,000 issued to Ken Myron (6)
10.8 Contract for Sale and Purchase dated February 7, 2002 between Bigham Hide Company, Inc., and Soloman Lam and/or Assigns (6)
10.9 Addendum to Contract for Sale and Purchase dated February 12, 2002 between Bigham Hide Company, Inc., and Soloman Lam and/or Assigns(6)
10.10 Vacant Land Contract dated December 28, 2001 between Stephen Gruberg and Soloman Lam (Lot 302)(6)
10.11 Vacant Land Contract dated December 28, 2001 between Jacob Gruberg and Soloman Lam (Lot 303)(6)
10.12 Vacant Land Contract dated December 26, 2001 between Barry Gruberg and Soloman Lam (Lot 304) (6)
10.13 Vacant Land Contract dated December 26, 2001 between Mildred Gruberg and Soloman Lam (Lot 305) (6)
10.14 Contract for Sale and Purchase dated December 24, 2001 between Universal Asset Recovery, Inc. and Soloman Lam with Vacant Land Addendum (6)
10.15 Vacant Land Contract dated December 27, 2001 between George Odian and Soloman Lam (Lot 310) (6)
10.16 Vacant Land Contract dated December 26, 2001 between Robert Isaly and Soloman Lam (Lot 311) (6)
10.17 Vacant Land Contract dated December 26, 2001 between Bruce McClean and Soloman Lam (Lot 312) (6)
10.18 Vacant Land Contract dated December 29, 2001 between Dr. Bruce Vogel and Stephen Fox and Soloman Lam (Lot 314)(6)
10.19 Addendum to Purchase and Sale Agreement - Extension dated April 30, 2002 between Bigham Hide Company, Inc. and Soloman Lam and/or assigns (7)
10.20 Promissory Note and Security Agreement dated January 18, 2002 between First Union National Bank and Newport International Group, Inc. (8)
10.21 THIRD ADDENDUM TO PURCHASE AND SALE AGREEMENT DATED FEBRUARY 12, 2002 BETWEEN BIGHAM HIDE COMPANY, INC AND SOLOMAN LAM AND/OR
            ASSIGNS (9)
10.22       FOURTH ADDENDUM TO PURCHASE AND SALE AGREEMENT DATED FEBRUARY 12,
            2002
            BETWEEN BIGHAM HIDE COMPANY, INC AND SOLOMAN LAM AND/OR ASSIGNS
            (10)
99.1        Certification of Chief Executive Officer and Chief Financial
            Officer (11)

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

                                        NEWPORT INTERNATIONAL GROUP INC.
                                        (Registrant)


Date: 9/11/2003                          /s/ Soloman Lam
                                        ---------------------------------------
                                        By:  Soloman Lam
                                        Its: President, Chief Executive Officer
                                        Treasurer and Director
                                        (Principal Executive, Financial and
                                        Accounting Officer)

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



Date: 9/11/2003                          /s/ Soloman Lam
                                        -----------------------------------
                                        By:  Soloman Lam
                                        Its: Chief Executive Officer,
                                        President, Principal Executive,
                                        Financial and Accounting Officer