Form 10QSB/A
period 2003-03-31
NEWPORT INTERNATIONAL GROUP INC
filed 2003-09-24
CIK 1103577

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB/A #2

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

                        BERKOVITS, LAGO & COMPANY, LLP

                 CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To The Board of Directors and Stockholders
Newport International Group, Inc.

We have reviewed the accompanying balance sheet of Newport International Group,
Inc., (a development stage company) as of March 31, 2003, and the related statements of operations and comprehensive loss, and cash flows for the three months then ended. These financial statements are the responsibility of the
Company's management.

We conducted our review in accordance with standards established by the
American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ BERKOVITS, LAGO & COMPANY, LLP

September 23, 2003
Fort Lauderdale, Florida

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

                                        NEWPORT INTERNATIONAL GROUP INC.
                                        (Registrant)

Date: 5/28/2003                         /s/ Soloman Lam
                                        ---------------------------------------
                                        By:  Soloman Lam
                                        Its: President, Chief Executive Officer
                                        Treasurer and Director
                                        (Principal Executive, Financial and
                                        Accounting Officer)

                                 CERTIFICATION

I, Soloman Lam, certify that:

       1.      I have reviewed this quarterly report on Form 10-QSB/A of
               Newport International Group Inc.;

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

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Newport International Group
Inc. (the "Company") on Form 10-QSB/A for the period ending March 31, 2003 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), I, Soloman Lam, Chief Executive Officer and Chief
Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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