Form 10QSB/A
period 2003-06-30
NEWPORT INTERNATIONAL GROUP INC
filed 2003-09-25
CIK 1103577

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

              (Mark One)
              [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended
                                  June 30, 2003

              [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   Newport International Group
Inc. had 9,381,982 shares of common stock, par value $0.0001, outstanding as of June 30, 2003.

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

                        BERKOVITS, LAGO & COMPANY, LLP

                 CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS



                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To The Board of Directors and Stockholders
Newport International Group, Inc.

We have reviewed the accompanying balance sheet of Newport International Group, Inc., (a development stage company) as of June 30, 2003, and the related statements of operations and comprehensive loss, and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

   Statements of Operations and Comprehensive Loss    F-2

   Statements of Cash Flows                           F-3

   Notes to Condensed Financial Statements         F-4 - F-8


                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS

               ASSETS
                                                        June 30,
                                                          2003        December 31,
                                                       (Unaudited)        2002
                                                       -----------    -----------
Cash and Cash Equivalents                              $         -    $         -

Investment Securities                                      238,491        209,668

Officer Advances                                            48,000              -

Land Deposits and Deferred Development Costs                53,500         53,500

Property and Equipment                                       1,297          1,636

Deferred Tax Asset                                               -              -
                                                       -----------    -----------
                                                       $   341,288    $   264,804
                                                       ===========    ===========

 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
 Line Of Credit                                             49,163         49,184

 Bank Overdraft                                             25,038         24,971

 Accounts Payable                                           51,831         52,248

 Note Payable                                              100,000              -

 Accrued Officers Salaries                                 159,532        361,030

 Loans From Officer                                        174,879        132,221

 Accrued Liabilities, Related Parties                       77,389         53,939

 Convertible Debenture Payable, Stockholder                370,000        370,000

 Loan Payable, Stockholder                                  10,000         10,000
                                                       -----------    -----------
Total Liabilities                                        1,017,832      1,053,593
                                                       -----------    -----------

Commitments                                                      -              -

Stockholders' Deficiency:
 Preferred stock - $.0001 par value,
  5,000,000 shares authorized, no shares
  issued and outstanding                                         -              -
 Common stock - $.0001 par value,
   20,000,000 shares authorized, 19,981,982 shares
   issued, 10,600,000 shares treasury stock and
   9,381,982 shares outstanding                              1,998            748
 Additional Paid-In Capital                              1,679,761      1,313,951
 Deficit Accumulated During Development Stage           (2,320,430)    (2,039,026)
 Accumulated Other Comprehensive Loss                      (36,813)       (64,462)
 Less: Treasury Stock - 10,600,000 shares at
 $.0001 per share                                           (1,060)             -
                                                       -----------    -----------
Total Stockholders' Deficiency                            (676,544)      (788,789)
                                                       -----------    -----------
                                                       $   341,288    $   264,804
                                                       ===========    ===========

                 See notes to condensed financial statements.

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                     Cumulative
                                          Three Months Ended June 30,   Six Months Ended June 30,       From
                                              2003           2002          2003          2002         Inception
                                           (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                           -----------   ------------  ------------   ------------  ------------
Revenues:
  Investment Income                        $       421   $        549  $      1,173   $      2,054  $      8,310
                                           -----------   ------------  ------------   ------------  ------------
Costs and Expenses:
  Professional Fees                             58,266         14,550        74,729         72,529       654,483
  Consulting Fees                                9,000          3,800         9,000          3,800       572,648
  Rent, Related Parties                          1,500          1,500         3,000          3,000        33,309
  General and Administrative                   105,418         18,491       172,898         37,502       648,411
  Interest, Stockholder                         11,475         11,008        22,950        325,820       419,889
                                           -----------   ------------  ------------   ------------  ------------
                                               185,659         49,349       282,577        442,651     2,328,740
                                           -----------   ------------  ------------   ------------  ------------
Net Loss                                   $  (185,238)  $    (48,800) $   (281,404)  $   (440,597) $ (2,320,430)
                                                                                                    ============

Other Comprehensive Gain (Loss)                 30,142        (24,031)       27,649        (27,797)
                                           -----------   ------------  ------------   ------------

Comprehensive Loss                         $  (155,096)  $    (72,831) $   (253,755)  $   (468,394)
                                           ===========   ============  =============  ============

Net Loss Per Common Share                  $     (0.02)  $      (0.01) $      (0.03)  $      (0.07)
                                           ===========   ============  =============  ============

Weighted Average Common Shares Outstanding   9,315,315      6,591,327      8,998,649     6,587,994
                                           ===========   ============  =============  ============


                 See notes to condensed financial statements.

                       NEWPORT INTERNATIONAL GROUP, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS

                                                                                           Cumulative
                                                          Six Months Ended June 30,           from
                                                           2003              2002           Inception
                                                        (Unaudited)       (Unaudited)      (Unaudited)
                                                       ------------       ------------     ------------
Cash Flows From Operating Activities:
   Net loss                                            $  (281,404)       $  (440,597)     $(2,320,430)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation                                                 339                393            1,682
  Expenses paid by issuance of common stock                366,000              5,970        1,057,833
  Expenses paid on behalf of Company by stockholder              -                  -              829
  Beneficial conversion on loan payable, stockholder             -            307,800          333,000
  Officer advances recorded as compensation                      -             12,916           25,830
  Change in operating assets and liabilities:
    Increase in officer advances                           (48,000)                 -          (73,830)
    Increase in land deposits and deferred
      development costs                                          -            (20,000)         (53,500)
    Increase in accounts payable                               639             13,467           52,888
    Increase (decrease) in accrued officers salaries      (201,498)                 -          159,532
    Increase in accrued liabilities, related parties        22,393             19,009           76,332
                                                       ------------       ------------     ------------
      Net cash used in operating activities               (141,531)          (101,042)        (739,834)
                                                       ------------       ------------     ------------

Cash Flows From Investing Activities:
  Purchases of property and equipment                            -               (496)          (2,979)
  Purchases of investment securities                        (1,173)            (2,054)        (275,304)
                                                       ------------       ------------     ------------
      Net cash used in investing activities                 (1,173)            (2,550)        (278,283)
                                                       ------------       ------------     ------------

Cash Flows From Financing Activities:
  Proceeds from line of credit                                 (21)            49,693           49,163
  Increase in bank overdraft                                    67                  -           25,038
  Proceeds of loans from officer                           106,070                  -          271,751
  Repayment of loans from officer                          (63,412)                 -          (96,872)
  Proceeds from note payable                               100,000                  -          100,000
  Proceeds from loans from stockholder                           -             30,000          380,000
  Proceeds from issuance of common stock                         -                  -          157,037
  Proceeds from common stock subscribed                          -             23,500          132,000
                                                       ------------       ------------     ------------
      Net cash provided by financing activities            142,704            103,193        1,018,117
                                                       ------------       ------------     ------------

Net Increase in Cash and Cash Equivalents                        -               (399)               -

Cash and Cash Equivalents, Beginning                             -                660                -
                                                       ------------       ------------     ------------

Cash and Cash Equivalents, Ending                      $         -        $       261      $         -
                                                       ============       ============     ============

Supplemental Disclosures of Non-Cash Investing
  and Financing Activities:
    Unrealized gain (loss) on investment securities
      available for sale, net of income taxes of
      $(10,230) and $18,900 respectively               $     20,553       $    (27,798)
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

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 2003





NOTE 1.SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2002 Annual Report on Form 10-K for the year ended December 31, 2002.

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

      DEVELOPMENT STAGE COMPANY

           Newport International Group, Inc. was originally incorporated in Delaware on December 27, 1999, to serve as a vehicle to effect a merger, exchange of common stock, asset acquisition or other business combination with domestic or foreign private business. The Company, which commenced financial activities in 2000, is a real estate holding and development company established to develop commercial, industrial, and residential properties. Since that time, the Company has been principally engaged in organizational activities, business plan development
                                      F-4

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

      DEFERRED DEVELOPMENT COSTS

         Costs incurred in connection with acquiring and developing real estate have been deferred and capitalized.

      DEFERRED TAX ASSET

         Deferred tax asset consists of the following:

                       2003       2002
Deferred tax asset     $13,770    $24,000
Valuation allowance    -13,770  -24,000
                    $      -0- $      -0-

      NET LOSS PER COMMON SHARE

         The net loss per common share in the accompanying statements of operations has been computed based upon the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The basic and diluted net loss per common share in the accompanying statements of operations is based upon the net loss divided by the weighted average number of shares outstanding during each period. Diluted per share data is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable would be anti-dilutive.
                                      F-5

                       NEWPORT INTERNATIONAL GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 2003





NOTE 2.LOANS PAYABLE, STOCKHOLDER

      In 2001, the Company received $312,000 in loans from a stockholder. In 2002, the Company executed a convertible debenture agreement dated January 18, 2002 for $370,000 with this stockholder, all of which had been funded at December 31, 2002. The debenture, which provides for interest at 12% commencing February 2002, is convertible into common stock of the Company at $0.10 per share and is due on demand. As of June 30, 2003, the Company accrued interest of approximately $76,000. The stockholder owned approximately 547,500 shares of common stock at June 30, 2003.

      In December 2002, the stockholder advanced an additional $10,000 loan to the Company that is separate from the above debenture. The loan is unsecured, provides for interest at 15% commencing December 2002, and was due with accrued interest on June 2, 2003, but was subsequently extended indefinitely until paid in full.

NOTE 3.LINE OF CREDIT

      On January 18, 2002, the Company established a line of credit for $50,000 with First Union National Bank. The interest rate of the credit line is at prime plus 1.5% (5.75% at June 30, 2003) and is adjustable monthly. The line is guaranteed by certain officers and directors of the Company and is secured by certain investment securities held at First Union having a value of $238,491 at June 30, 2003. The outstanding balance was $49,163 as of June 30, 2003.

NOTE 4.   NOTE PAYABLE

      On June 6, 2003, the Company executed a secured promissory note for $100,000 with Ty Investment Corporation. The interest rate is 12% and the maturity date is December 1, 2003. The note is collateralized by 10,600,000 newly issued shares of the Company's restricted common stock and 4,700,000 shares of the Company's common stock owned by certain directors of the Company. At the date of maturity, the Company is to pay the $100,000 principal, accrued interest on the principal, plus a premium payment of $50,000, and, in addition, 1,200,000 shares of the 10,600,000 newly issued shares held in escrow. The 10,600,000 newly issued shares of the Company's common stock were recorded as Treasury Stock at par value of $.0001 a share. At maturity, the 10,600,000 shares will be cancelled, and 1,200,000 shares will be issued and recorded as loan fees at market value of the stock on the date the stock is issued. The $50,000 premium is being accrued and recorded as loan fees at $8,333 per month. In addition, Mr. Richard Galterio was appointed to the Board of Directors effective June 6, 2003, and will remain a director until the loan is paid off.

NOTE 5.RELATED PARTY TRANSACTIONS

      OFFICER COMPENSATION

         Salary of approximately $62,502 has been accrued for the six months ended June 30, 2003, for the Chief Executive Officer of the Company.

         In February 2003, the Vice President of Public Relations was given 1,800,000 shares of the Company's restricted common stock as compensation for services to the Company for the period April 2000 through December 2003. The Company estimates the fair value of the common stock issued to be approximately $360,000. Accordingly, $264,000 was accrued and recorded as officer salary in 2002, and $48,000 was accrued and recorded as officer salary for the six months ended June 30, 2003. The balance of $48,000 in compensation has been recorded as officer advance and will be expensed to officer salary at $8,000 per month through December, 2003.

             LOANS FROM OFFICERS

         The Company made advances to and received advances from the Company's Chief Executive Officer. These advances are generally due on demand and bear no interest and relate primarily to operating expenses such as utilities, telephone, professional fees and internet services incurred on behalf of the Company and reimbursed to the CEO. The outstanding balance of the loans from the CEO at June 30, 2003 was approximately $114,900.

         The Vice President of Public Relations  of the Company advanced a loan
         to the Company for $60,000 in March 2003.   The  loan is due on demand
         and bears no interest.

NOTE 6.   INVESTMENT REFUNDS PAYABLE

      In May 2003, the company paid $1,000 due as a refund of a stock subscription cancelled in October 2001 from an unqualified investor, and $100 due as a refund of an overpayment for a stock subscription received in August 2002.

NOTE 7.COMMITMENTS

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

         The closing was again extended to December 30, 2002, then to March 31, 2003, then to July 31,
         2003, and subsequently to October 30, 2003, with no additional deposit required. The deposits are recorded as land deposits and deferred development costs on the accompanying balance sheet.

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

      PROFESSIONAL SERVICES AGREEMENTS

           The Company entered into an agreement dated February 18, 2003, with National Asset Funding, Inc. for certain professional services in connection with preparing a private placement memorandum with which the Company hopes to issue and sell its own corporate bonds. The agreement requires a $20,000 non-refundable engagement fee, with $5,000 due at signing, which the Company has paid, and the balance of $15,000 due at the Company's earliest convenience. The Company issued 100,000 shares of its restricted common stock on June 6, 2003, in payment of the balance due. The 100,000 shares issued were valued at $.06 a share, the market value at date of issue. Therefore, $6,000 was recorded as professional fees.

         The Company entered into an agreement dated May 6, 2003, with Edge, LLC for certain consulting services through December 1, 2003. The agreement requires retainers and fees totaling $8,000, which the Company has paid and expensed as consulting fees.

      LOAN PROPOSALS RECEIVED

           On July 11, 2003, Funding America Mortgage Corporation issued a loan commitment application for $12,000,000 to the Company. The interest rate is the six-month LIBOR plus a margin of 550 basis points, with a floor of 7%. The loan term is five years with a 20 year amortization. There is a loan guaranty fee of $880,000, which is due at the execution of loan commitment, and an application fee of $10,000 due upon signing the loan commitment application, which the Company has paid. This replaced the loan commitment application issued December 12, 2002. The new loan commitment has no expiration date. The Company has not executed the loan because it is seeking additional financing needed.

            The Company has prepared a private placement memorandum with which it hopes to issue and sell its own corporate bonds. The bonds are to backed by a funding agreement with a AAA rated insurance company. The Company has not yet identified any insurance company for the funding agreement, nor any bond broker to sell the bonds. The Company has entered into an agreement with National Asset Funding, Inc. to provide professional services in connection with this process.

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

       The Company has prepared the necessary documents for closing the loan as per the request of Funding America Mortgage Corporation. The documents consist of (1) Appraisal, (2) Environmental Phase 1 report and (3) survey of the Property in Sumter County. We have sent all 3 documents to Funding America in June, 2003. The exact closing date depends on Funding America's review of such documents.

       The Company has secured a $100,000 loan with TY Investments Inc, a Virginia corporation, with 10,600,000 shares of the Company's common stock as collateral.

       The Company has retained Berkovits, Lago & Company, LLP, CPA's as the independent auditor.

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

                                        NEWPORT INTERNATIONAL GROUP INC.
                                        (Registrant)


Date: 9/24/2003                         /s/ Soloman Lam
                                        ---------------------------------------
                                        By:  Soloman Lam
                                        Its: President, Chief Executive Officer
                                        Treasurer and Director
                                        (Principal Executive, Financial and
                                        Accounting Officer)

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



Date: 9/24/2003                         /s/ Soloman Lam
                                        -----------------------------------
                                        By:  Soloman Lam
                                        Its: Chief Executive Officer,
                                        President, Principal Executive,
                                        Financial and Accounting Officer

                                                                EXHIBIT 99.1


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Newport International Group Inc. (the "Company") on Form 10-QSB/A for the period ending June 30, 2003 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), I, Soloman Lam, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 9/24/2003                            /s/ Soloman Lam
                                           -----------------------------------
                                           By: Soloman Lam
                                           Its: Chief Executive Officer and
                                           Chief Financial Officer