Form 10QSB
period 2003-09-30
NEWPORT INTERNATIONAL GROUP INC
filed 2003-12-12
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  September 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   Newport International Group
Inc. had 9,381,982 shares of common stock, par value $0.0001, outstanding as of September 30, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [x]

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements.........................................3

                  Balance Sheets...............................................4

                  Statements of Operations and Comprehensive Loss..............5

                  Statements of Cash Flows.....................................6

                  Notes to Condensed Financial Statements...................7-12

         Item 2 - Management's Discussion and Analysis or
                    Plan of Operations.....................................13-15

         Item 3 - Controls and Procedures.....................................15


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................15

         Item 2 - Changes in securities and use of proceeds...................15

         Item 3 - Defaults upon senior securities.............................15

         Item 4 - Submission of matters to a vote of security holders.........15

         Item 5 - Other events................................................15

         Item 6 - Exhibits and Reports on 8-K..............................16-17

         Signatures...........................................................17

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

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)


                     INDEX TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------


                                                                        PAGE
                                                                        ----

CONDENSED FINANCIAL STATEMENTS

         Balance Sheets....................................................4

         Statements of Operations and Comprehensive Loss...................5

         Statements of Cash Flows..........................................6

         Notes to Condensed Financial Statements........................7-12

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                    September 30,   December 31,
                                                        2003           2002
                                                        ----           ----
                                                     (Unaudited)     (Audited)
                                     ASSETS

Cash and Cash Equivalents ........................   $         -    $         -
Investment Securities ............................       247,483        209,668
Officer Advances .................................        24,000              -
Land Deposits and Deferred Development Costs .....        53,500         53,500
Property and Equipment ...........................         1,760          1,636
Deferred Tax Asset ...............................             -              -
                                                     -----------    -----------

                                                     $   326,743    $   264,804
                                                     ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
  Line Of Credit .................................   $    49,153    $    49,184
  Bank Overdraft .................................        19,286         24,971
  Accounts Payable ...............................        79,419         52,248
  Note Payable ...................................       100,000              -
  Accrued Officers Salaries ......................       190,783        361,030
  Loans From Officers ............................       199,887        132,221
  Accrued Liabilities, Related Parties ...........        90,364         53,939
  Convertible Debenture Payable, Stockholder .....       370,000        370,000
  Loan Payable, Stockholder ......................        10,000         10,000
                                                     -----------    -----------

Total Liabilities ................................     1,108,892      1,053,593
                                                     -----------    -----------

Commitments ......................................             -              -

Stockholders' Deficiency:
  Preferred Stock - $.0001 par value,
    5,000,000 shares authorized, no shares
    issued and outstanding .......................             -              -
  Common Stock - $.0001 par value,
    20,000,000 shares authorized,
    19,981,982 shares issued,
    10,600,000 shares treasury stock and
    9,381,982 shares outstanding .................         1,998            748
  Additional Paid-In Capital .....................     1,679,761      1,313,951
  Deficit Accumulated During Development Stage ...    (2,434,605)    (2,039,026)
  Accumulated Other Comprehensive Loss ...........       (28,243)       (64,462)
  Less:Treasury Stock-10,600,000 shares
    at $.0001 per share ..........................        (1,060)             -
                                                     -----------    -----------

Total Stockholders' Deficiency ...................      (782,149)      (788,789)
                                                     -----------    -----------

                                                     $   326,743    $   264,804
                                                     ===========    ===========

                  See notes to condensed financial statements.

                                       NEWPORT INTERNATIONAL GROUP, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                               Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,        Cumulative
                                            -------------------------   -------------------------      From
                                               2003           2002          2003          2002       Inception
                                               ----           ----          ----          ----       ---------
                                            (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Revenues:
  Investment Income ......................  $       423   $       557         1,596         2,611   $     8,733
                                            -----------   -----------   -----------   -----------   -----------

Costs and Expenses:
  Professional Fees ......................       13,405       300,429        88,134       372,958       667,888
  Consulting Fees ........................            -       419,100         9,000       422,900       572,648
  Rent, Related Parties ..................        1,500         1,500         4,500         4,500        34,809
  General and Administrative .............       88,218        29,311       261,116        67,953       736,629
  Interest, Stockholder ..................       11,475        36,020        34,425       360,700       431,364
                                            -----------   -----------   -----------   -----------   -----------
                                                114,598       786,360       397,175     1,229,011     2,443,338
                                            -----------   -----------   -----------   -----------   -----------

Net Loss .................................  $  (114,175)  $  (785,803)  $  (395,579)  $(1,226,400)  $(2,434,605)
                                                                                                    ===========

Other Comprehensive Gain (Loss) ..........        8,570       (50,927)       36,219       (78,724)
                                            -----------   -----------   -----------   -----------

Comprehensive Loss .......................  $  (105,605)  $  (836,730)  $  (359,360)  $(1,305,124)
                                            -----------   ===========   ===========   ===========

Net Loss Per Common Share ................  $     (0.01)  $     (0.11)  $     (0.04)  $     (0.18)
                                            ===========   ===========   ===========   ===========

Weighted Average Common Shares Outstanding    9,381,982     7,040,066     9,126,426     6,744,399
                                            ===========   ===========   ===========   ===========


                                 See notes to condensed financial statements.

                                                       5

                                        NEWPORT INTERNATIONAL GROUP, INC
                                         (A DEVELOPMENT STAGE COMPANY)

                                            STATEMENTS OF CASH FLOWS

                                                                            Nine Months Ended       Cumulative
                                                                              September 30,            from
                                                                            2003         2002        Inception
                                                                            ----         ----        ---------
                                                                         (Unaudited)  (Unaudited)   (Unaudited)
Cash Flows From Operating Activities:
  Net Loss ...........................................................  $  (395,579)  $(1,226,400)  $(2,434,605)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation .......................................................          577           626         1,920
  Expenses paid by issuance of common stock ..........................      366,000       639,007     1,057,833
  Expenses paid on behalf of Company by stockholder ..................            -             -           829
  Beneficial conversion on loan payable, stockholder .................            -       333,000       333,000
  Officer advances recorded as compensation ..........................            -        19,373        25,830
  Change in operating assets and liabilities:
   Increase in officer advances ......................................      (24,000)            -       (49,830)
   Increase in land deposits and deferred development costs ..........            -       (44,999)      (53,500)
   Increase (decrease) in accounts payable ...........................       28,227        10,156        80,476
   Increase (decrease) in accrued officers salaries ..................     (170,247)            -       190,783
   Increase in accrued liabilities, related parties ..................       35,368        27,714        89,307
                                                                        -----------   -----------   -----------
    Net cash used in operating activities ............................     (159,654)     (241,523)     (757,957)
                                                                        -----------   -----------   -----------

Cash Flows From Investing Activities:
  Purchases of property and equipment ................................         (701)         (687)       (3,680)
  Purchases of investment securities .................................       (1,596)       (2,610)     (275,727)
                                                                        -----------   -----------   -----------
    Net cash used in investing activities ............................       (2,297)       (3,297)     (279,407)
                                                                        -----------   -----------   -----------

Cash Flows From Financing Activities:
  Proceeds from line of credit .......................................          (31)       49,441        49,153
  Increase (decrease) in bank overdraft ..............................       (5,685)       16,819        19,286
  Proceeds of loans from officer .....................................      131,570        62,300       297,251
  Repayment of  loans from officer ...................................      (63,903)            -       (97,363)
  Proceeds from note payable .........................................      100,000             -       100,000
  Proceeds from loans from stockholder ...............................            -        58,000       380,000
  Proceeds from issuance of common stock .............................            -             -       157,037
  Proceeds from common stock subscribed ..............................            -        57,600       132,000
                                                                        -----------   -----------   -----------
    Net cash provided by financing activities ........................      161,951       244,160     1,037,364
                                                                        -----------   -----------   -----------

Net Increase in Cash and Cash Equivalents ............................            -          (660)            -

Cash and Cash Equivalents, Beginning .................................            -           660             -
                                                                        -----------   -----------   -----------

Cash and Cash Equivalents, Ending ....................................  $         -   $         -   $         -
                                                                        ===========   ===========   ===========

Supplemental Disclosures of Non-Cash Investing
  and Financing Activities:
   Unrealized gain (loss) on investment securities available for sale,
    net of income taxes of $(13,400) and $30,800 respectively ........  $    22,819   $   (52,012)
                                                                        ===========   ===========

                                 See notes to condensed financial statements.

                                                       6

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 1.  SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2002 Annual Report on Form 10-K for the year ended December 31, 2002.

         The condensed financial statements have been prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors, which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the December 31, 2002 financial statements stated the Company, "... has generated no operating revenues and, accordingly, has suffered and continues to suffeR net losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

         DEVELOPMENT STAGE COMPANY

         Newport International Group, Inc. was originally incorporated in Delaware on December 27, 1999, to serve as a vehicle to effect a merger, exchange of common stock, asset acquisition or other business combination with domestic or foreign private business. The Company, which commenced financial activities in 2000, is a real estate holding and development company established to develop commercial, industrial, and residential properties. Since that time, the Company has been principally engaged in organizational activities, business plan

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

         DEVELOPMENT STAGE COMPANY (Continued)

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

         DEFERRED DEVELOPMENT COSTS

         Costs incurred in connection with acquiring and developing real estate have been deferred and capitalized.

         DEFERRED TAX ASSET

         Deferred tax asset consists of the following:

                                            2003        2002
                                            ----        ----
               Deferred tax asset        $ 10,600     $ 24,000
               Valuation allowance        (10,600)     (24,000)
                                         --------     --------
                                         $      -     $      -
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

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 2.  LOANS PAYABLE, STOCKHOLDER

         In 2001, the Company received $312,000 in loans from a stockholder. In 2002, the Company executed a convertible debenture agreement dated January 18, 2002 for $370,000 with this stockholder, all of which had been funded at December 31, 2002. The debenture, which provides for interest at 12% commencing February 2002, is convertible into common stock of the Company at $0.10 per share and is due on demand. As of September 30, 2003, the Company accrued interest of approximately $87,100. The stockholder owned approximately 547,500 shares of common stock at September 30, 2003.

         In December 2002, the stockholder advanced an additional $10,000 loan to the Company that is separate from the above debenture. The loan is unsecured, provides for interest at 15% commencing December 2002, and was due with accrued interest on June 2, 2003, but was subsequently extended indefinitely until paid in full.

NOTE 3.  LINE OF CREDIT

         On January 18, 2002, the Company established a line of credit for $50,000 with First Union National Bank. The interest rate of the credit line is at prime plus 1.5% (5.50% at September 30, 2003) and is adjustable monthly. The line is guaranteed by certain officers and directors of the Company and is secured by certain investment securities held at First Union having a value of $247,483 at September 30, 2003. The outstanding balance was $49,153 as of September 30, 2003.

NOTE 4.  NOTE PAYABLE

         On June 6, 2003, the Company executed a secured promissory note for $100,000 with Ty Investment Corporation. The interest rate is 12% and the maturity date was December 1, 2003, but has been extended. The note is collateralized by 10,600,000 newly issued shares of the Company's restricted common stock and 4,700,000 shares of the Company's common stock owned by certain directors of the Company. At the date of maturity, the Company is to pay the $100,000 principal, accrued interest on the principal, plus a premium payment of $50,000, and, in addition, 1,200,000 shares of the 10,600,000 newly issued shares held in escrow. The 10,600,000 newly issued shares of the Company's common stock were recorded as Treasury Stock at par value of $.0001 a share. At maturity, the 10,600,000 shares will be cancelled, and 1,200,000 shares will be issued and recorded as loan fees at market value of the stock on the date the stock is issued. The $50,000 premium is being accrued and recorded as loan fees at $8,333 per month. In addition, Mr. Richard Galterio was appointed to the Board of Directors effective June 6, 2003, and will remain a director until the loan is paid off.

NOTE 5.  RELATED PARTY TRANSACTIONS

         OFFICER COMPENSATION

         Salary of approximately $93,753 has been accrued for the nine months ended September 30, 2003, for the Chief Executive Officer of the Company.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 5.  RELATED PARTY TRANSACTIONS (Continued)

         OFFICER COMPENSATION (Continued)

         In February 2003, the Vice President of Public Relations was given 1,800,000 shares of the Company's restricted common stock as compensation for services to the Company for the period April 2000 through December 2003. The Company estimates the fair value of the common stock issued to be approximately $360,000. Accordingly, $264,000 was accrued and recorded as officer salary in 2002, and $72,000 was accrued and recorded as officer salary for the nine months ended September 30, 2003. The balance of $24,000 in compensation has been recorded as officer advance and will be expensed to officer salary at $8,000 per month through December, 2003.

         LOANS FROM OFFICERS

         The Company made advances to and received advances from the Company's Chief Executive Officer. These advances are generally due on demand and bear no interest and relate primarily to operating expenses such as utilities, telephone, professional fees and internet services incurred on behalf of the Company and reimbursed to the CEO. The outstanding balance of the loans from the CEO at September 30, 2003 was approximately $139,887.

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

NOTE 7.  COMMITMENTS

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

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 7.  COMMITMENTS (Continued)

         LAND CONTRACTS (Continued)

         The Company deposited $10,000 in escrow pending closing on April 30, 2002. The closing on this contract was subsequently extended until July 29, 2002 and as consideration the Company released the $10,000 to the seller that was in escrow. Subsequently, the closing was again extended to September 30, 2002, in consideration for a $25,000 non-refundable deposit.

         The closing was again extended to December 30, 2002, then to March 31, 2003, then to July 31, 2003, then to October 30, 2003, and subsequently to January 30, 2004, with no additional deposit required. The deposits are recorded as land deposits and deferred development costs on the accompanying balance sheet.

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

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 7.  COMMITMENTS (Continued)

         LOAN PROPOSALS RECEIVED (Continued)

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

NOTE 8.  SUBSEQUENT EVENTS

         On October 31, 2003, the Company filed a Form PRE 14C-Schedule 14C with the Securities and Exchange Commission regarding restructuring the Company's common stock by effecting a reverse stock split of all of the outstanding shares of the Company's common stock at a ratio of one-to-twenty. The reverse stock split will reduce the number of shares of common stock issued and outstanding, but will not alter the number of shares of common stock the Company is authorized to issue. All outstanding options, warrants, and convertible securities entitling the holders to purchase or convert shares of common stock will be reduced to 1/20 of the number of shares such holders would have been entitled to before the reverse stock split.

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

         The following is a proposed timetable for our activities:

Present                             -  seek and obtain financing for the
                                       purchase of the Sumter property

Next six to twelve months           -  seek and obtain financing for the
                                       purchase of the Wellington property

                                    -  commence sales of the Wellington lots

Eighteen to twenty-four months      -  complete the DRI and land use plan
                                       Designation

After purchase of Sumter County     -  amendment procedures for Sumter County
project property

                                    -  develop our master site plans and
                                       identify all land usage for Sumter County project

                                    -  initiate contacts with potential
                                       developers, partners and commercial
                                       tenants in various sectors for Sumter
                                       County project

                                    - apply for CDD status and begin accepting deposits on the sale or lease of parcels for Sumter County project

                                    - increase staff to seven to ten full-time personnel and ten to twelve contract professionals for Sumter County project

         The Company has not been able to secure financing and is unable to purchase the Wellington property. We will focus our efforts solely on the Sumter County project, which is much more significant to us. If we are unable to purchase the Sumter County property, we will seek to locate an alternate property with similar development potential. We would likely seek a mixed use property in Florida for an alternate property. We would also seek to identify a property in an area that is likely to experience an increase in population on property values.

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

         The Company has retained Berkovits, Lago & Company, LLP, CPA's as the independent auditor.

         The Company has filed a Form PRE 14C-Schedule 14C on October 31, 2003 with SEC regarding certain shares restructuring.

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

10.22 FOURTH ADDENDUM TO PURCHASE AND SALE AGREEMENT DATED FEBRUARY 12, 2002 BETWEEN BIGHAM HIDE COMPANY, INC AND SOLOMAN LAM AND/OR ASSIGNS
            (10)
31.1        Certification by Chief Executive Officer Pursuant to Section 302(11)
32.1        Certification by Chief Executive Officer Pursuant to Section 906(11)
____________________

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

                                        NEWPORT INTERNATIONAL GROUP INC.
                                        (Registrant)


Date: 12/12/2003                        /s/ Soloman Lam
                                        ---------------------------------------
                                        By:  Soloman Lam
                                        Its: President, Chief Executive Officer
                                        Treasurer and Director
                                        (Principal Executive, Financial and
                                        Accounting Officer)