Form 10KSB
period 2003-12-31
NEWPORT INTERNATIONAL GROUP INC
filed 2004-04-16
CIK 1103577

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                        Commission File Number 000-30451
                                               ---------


                        NEWPORT INTERNATIONAL GROUP, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)


               Delaware                                    23-3030650
               --------                                    ----------
      (State or other jurisdiction                       (IRS Employer
    of incorporation or organization)                  Identification No.)


    73061 El Paseo, Suite 202, Palm Desert, California        92260
    --------------------------------------------------      ----------
         (Address of principal executive offices)           (Zip Code)


                     Issuer's telephone number 760-779-0251
                                               ------------


         Securities registered under Section 12(b) of the Exchange Act:

          Title of each class                       Name of each exchange
                                                    on which registered

                 None                                  Not Applicable
         ---------------------                      ---------------------
         (Title of each class)


         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $(16,158) for the 12 months ended December 31, 2003.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Newport's common stock on March 31, 2004 is approximately $ 14,700,000.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of April 12, 2004, 14,233,465 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

Transitional Small Business Disclosure Form (check one):  Yes       No   X
                                                              ----     -----

         When used in this annual report, the terms "Newport," "we," and "us" refers to Newport International Group, Inc., a Delaware corporation, and its subsidiary, Grass Roots Communications, Inc., a Delaware corporation ("Grass Roots").

         All per share information contained in this annual report gives pro forma effect to the one for 20 reverse stock split of our common stock effected on effected on December 10, 2003.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS ASSUMPTIONS AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, ECONOMIC, POLITICAL AND MARKET CONDITIONS AND FLUCTUATIONS, GOVERNMENT AND INDUSTRY REGULATION, INTEREST RATE RISK, U.S. AND GLOBAL COMPETITION, AND OTHER FACTORS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. YOU SHOULD CONSIDER THE AREAS OF RISK DESCRIBED IN CONNECTION WITH ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE HEREIN. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. READERS SHOULD CAREFULLY REVIEW THIS ANNUAL REPORT IN ITS ENTIRETY, INCLUDING BUT NOT LIMITED TO OUR FINANCIAL STATEMENTS AND THE NOTES THERETO AND THE RISKS DESCRIBED IN "ITEM 1. DESCRIPTION OF BUSINESS--RISK FACTORS." EXCEPT FOR OUR ONGOING OBLIGATIONS TO DISCLOSE MATERIAL INFORMATION UNDER THE FEDERAL SECURITIES LAWS, WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS, TO REPORT EVENTS OR TO REPORT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         We sell web-based conferencing services to business professionals, small office and home office companies, and small to medium sized businesses. Our products are centered around web-based collaborative tools for small-business professionals and feature document and application sharing in a collaborative environment. Included in the web-conferencing is the ability to communicate with participants using Voice over Internet (VoIP) and video viewing. Our products also include the ability to collaborate via a whiteboard application to annotate drawings and pictures.

         The growing adoption of broadband services, together with technology advances in web-cameras, audio codec's and operating systems has helped clear the path for real-time collaboration across great distances. We believe that we provide an affordable approach to real-time audio and video communication via the Internet. Videoconferencing in its most basic form is the transmission of synchronized image(video) and speech (audio) back and forth between two or more participants in physically separate locations, simulating an exchange as if the two (or more) participants were in the same physical conversation. This is accomplished through the use of cameras (to capture and send video from your local endpoint), video displays (to display video received from remote endpoints), microphones (to capture and send audio from your local endpoint), and speakers (to play audio received from remote endpoints). We have developed a family of services directed to the web-based collaboration and conferencing market. The web collaboration tools market is relatively new and growing very rapidly, as evidenced by companies such as WebEx Communications, Genesys Conferencing, Microsoft Live Meeting (formerly, PlaceWare), and Centra Software. Unique in this space is our patent pending software that enables low cost, easily to scale document sharing and collaborative tool sets designed for use by small and medium sized businesses. By providing new technology in this area, paired with affordability, accessibility and ease of overall use, we believe we can be a competitive factor in this specialized business marketplace.

         Our products are designed in modules to better meet the needs of clients in specific niche markets. By using this approach, we believe that our clients can derive the benefits of products comprised of various modules, each designed specifically to meet their individual needs. These products include our live, point-to-point or group conferencing video services, as well as a number of collaboration tools. We also offer an array of fee-based optional features., that provide support to individuals and businesses alike.

         Our array of communications solutions can work completely alone or in tandem with other products. Our premier product is the Small Office Solution designed with the needs of the small business and home office user in mind. Our Small Office Solution services have a variety of price points beginning with our basic five `seat' service at $29.95 per month up to our specialized business solutions, which includes installation and on-site support, which can be installed for $2,100 with a monthly `seat' fee of $39.00 per `seat.' Our leading competitors in the United States offer similar services ,charging an average of $5,000 or more for set up with a cost of $200.00 per "seat" per month. Our communications solution, GRCLive, represents advanced client-server based collaboration and conferencing services, with the emphasis on collaborative tools. All GRCLive service products include unique document sharing features, secure management of the conferencing scenarios, and easy-to-use common features that make upgrades to more advanced features easy for the end user. We offer high quality video compression , as well as end-to-end encrypted conversations. The multi-user audio provides quality which we believe is equivalent to telephone quality and uses fully mixed audio conferencing which is accomplished without expensive, third party software licensing. Our new product, GRC Lite, is the entry level product targeted at all levels of our target customer base. It specifically focuses on the need to collaborate between users of Windows XP or Windows 2000 and users who are using Windows ME or 98SE. This service allows the users to collaborate on documents in real-time, save and print files from within the collaboration setting, use the whiteboard feature, and communicate with the system's chat feature. GRC Lite also allows customers to use the instant invite feature, synchronize calendars, and maintain secure collaborative settings with the built-in security features found in all of our services.

         GRC Lite Plus builds upon the GRC Lite product by introducing both video and audio conferencing into the service. These additional features dramatically increase the ability to easily collaborate on a computer-to-computer session and eliminate the cost of adding a voice leg to the conferencing and collaboration setting. Because of the advanced features included in GRC Lite Plus, this service is incompatible with older operating systems and will not work with Windows Me or Windows 98.

OUR TARGET CUSTOMERS

         We focus exclusively on the business application of our advanced client-server base collaborative conferencing services as they apply to small businesses and their need to use technology to compete with larger and often more powerful competitors. Since our product provides for speed and agility in the collaborative process endemic to the day-to-day operation of small businesses, we believe that it is uniquely relevant to enabling small businesses succeed using technology. Our product also provides for support for individual business professionals working in all sizes of business. Other unique characteristics are additional coding that enables easy to scale infrastructure and support elements. We believe that this characteristic provides a competitive advantage over other providers of collaborative services whose primary product requires large continual investments in hardware to expand their product to new markets or customers.

         Our target customer can be grouped into the following categories:

         BUSINESS PROFESSIONALS

         This customer is marketed to as an individual user and can be characterized as a member of a business organization ranging in size from a Fortune 100 company to a small office home office (SOHO) or start-up organization. Their primary use of the product is to secure a competitive advantage through the use of technology and to expand their reach and work more efficiently. These customers generally buy technology products and services through office supply super store retail chains, computer electronic and consumer electronic retail chains and local and regional value-added resellers.

         SOHO

         Small office home office (SOHO) customers are marketed to as primarily a business customer and can be characterized as companies with fewer than 25 workers who work out of a small off or out of their home. Examples of some key SOHO businesses that we are targeting are in the accounting, legal, medical, and real estate markets. Generally SOHO businesses seek out and use technology products and services as `tools' to reduce labor costs, expand their company's geographical reach, and as a means to more quickly and efficiently generate new business.

         SMALL AND MEDIUM BUSINESS

         Small and medium business (SMB) represent the both those businesses that are in the 500 or less employee bracket but also includes an enterprise company's regional or divisional branch office organizations. Examples of an SMB company include hotel franchises, Fortune 100 product divisions, and global sourcing departments of major retailers. Additionally, this group includes the multitude of import and export companies working on product development in Asia and throughout the world. SMB companies are characterized as having offices that span cities, regions and continents and their use of technology products and services includes not only improvements in day-to-day business management collaboration (such as, finance and accounting reporting and projections), but also product development projects across great distances and the sharing of best practices throughout the organization.

         In order to satisfy many of the SOHO and SMB companies that are within our targeted customer set, we have developed a `turn-key' solution for small businesses whose customers or whose basic business model require day-to-day collaboration to optimize the customer experience or to speed decision making in the organization. Our vertical services are unique versions of our GRC Live products that have been optimized for specific vertical client audiences. Examples of these include;

         *  GRC Import/Export Application
         *  GRC Hotel and Conference Center Services
         *  GRC Conference Room Application
         *  GRC Real Estate and Contractor Application
         *  GRC Accounting Application

         *  GRC Legal Application
         *  GRC Education and Training

OUR PRODUCTS AND SERVICES

GRC LIVE

         GRCLive represents advanced client-server based collaboration and conferencing services, with the emphasis on collaborative tools. All GRCLive service products include unique document sharing features, secure management of the conferencing scenarios, and easy-to-use common features that make upgrades to more advanced features easy for the end user. One example of this easy-to-use interface is the specific attention that has been paid to building unique tools that enable the user to quickly launch the service from within existing common business applications (e.g. MS Excel, Word, PowerPoint) and invite others directly into the conference `room' by simply sending an email to the intended person. GRCLive products also include a whiteboard feature designed to allow users to work on drawings or pictures, an advanced calendar that synchronizes with MS Outlook, and high quality audio and video conferencing features.

         This family of products can be considered our core product set and is the springboard for the other classifications and service offerings.

         GRC LITE

         GRC Lite is the entry level product targeted at all levels of our target customer base and specifically focuses on the need to collaborate between users of Windows XP or Windows 2000 and users who are using Windows ME or 98SE. This service allows the users to collaborate on documents in real-time, save and print files from within the collaboration setting, use the GRC Whiteboard feature, and communication with the system's chat feature. Additionally, GRC Lite allows customers to use the instant invite feature, synchronize calendars and maintain secure collaborative settings with our built in security features found in all of our services.

         GRC LITE PLUS

         GRC Lite Plus builds upon the GRC Lite product by introducing both video and audio conferencing into the service. These additional features dramatically increase the ability to easily collaborate on a computer-computer session and eliminate the cost of adding a voice leg to the conferencing and collaboration setting. Because of the advanced features included in Plus, this service is incompatible with older operating systems and will not work with Windows Me or Windows 98.

         GRC BUSINESS EDITION

         Business Edition is a full featured business version of the GRC Live product family and introduces the ability to record and playback a collaboration and conferencing setting. The GRC Business Edition recording and playback feature will allow participants to record a session on their PC's hard drive and playback the session later on their web browser, further enhancing the `ease of use' of the GRC Live products. The instant messenger integration will allow users to more easily move from a basic instant messenger event into our highly collaborative conferencing application seamlessly.

         Our GRC Live, GRC Lite, GRC Lite Plus and GRC Business Edition products are currently available. In addition, we will be introducing the following additional products during fiscal 2004.

         GRC PROFESSIONAL FOR WINDOWS

         GRC Professional represents the `top-of-the-line' evolution of the GRC Live product family. Professional will include all of the highly collaborative features found in the Business Edition service and will add advanced VoIP features into the product that will enable users to not only receive calls from traditional telephone users but also initiate calls from computer to telephone and add full-duplex conferencing into the application. While not designed to replace VoIP telephones that are being adopted in many businesses today, GRC Professional will allow access to all of the unique features that any advanced VoIP phone system can provide today, but from their PC. The addition of advanced VoIP features completes the product line and bridges the world of highly collaborative conferencing enabled by our web-based system with the traditional audio and video conferencing systems in use today. GRC Professional will be enabled to work with both Windows 2000 or XP. Our GRC Professional for Windows products is currently scheduled to be released in the second quarter of fiscal 2004.

         GRC BROADCAST

         GRC Broadcast is a push-pull service that is targeted at our SOHO and SMB customer base and allows for a modified `one-to-many' broadcast to audiences ranging from 100 to 100,000 participants. Unique to GRC Broadcast is the integration of many of our collaborative services that are common in our GRC Live products. This integration of these tools will allow GRC Broadcast to be not only used as means to disseminate information to large groups of participants, but it will also allow for multiple presenters from anywhere and the collaboration on user identified areas of the presentation, for example updating the production numbers by factory managers participating in the call with the sales teams. Our GRC Broadcast product is currently scheduled to be released in the third quarter of fiscal 2004.

         BROADCAST SMALL BUSINESS (UP TO 100 PARTICIPANTS)

         Broadcast Small Business is the push-pull service designed for conferencing with less than 100 participants. Included in this product is our scheduling calendar that can synchronize with Microsoft Outlook, the ability for participants to join the conference via a computer voice connection or from a traditional telephone circuit, including wireless, and a easy to use tool set that will allow the host and up to five additional presenters to work together throughout the conference. Our Broadcast Small Business product is currently scheduled to be released during the third quarter of fiscal 2004.

         BROADCAST TELE CONFERENCE X10 AND X100

         The Broadcast Tele-Conference x10 and x100 products are full-featured conference services that can include up to 10,000 to up to 100,000 participants, respectively. Like the Small Business broadcast product, the Broadcast Tele-Conference services will include all of the scheduling functions and the ability for participants to join both via there computers as well as over traditional telephones, but it will also include the additional level of service of a conference coordinator for helping the presenters manage the collaboration and conferencing session. Our Broadcast Tele Conference x10 and x100 products are currently scheduled to be released during the third quarter of fiscal 2004.

GRC VERTICAL SERVICES

         All of GRC's Vertical Service applications include a hardware and maintenance support element. Specifically, the customers are provided with a Linux based server that is pre-loaded with the specialized product that has been optimized for the particular vertical business segment. Also included in the package is installation of the hardware and software, including cameras and headsets or microphones, warranty on-site `break-fix' support for two-years and training of the companies users and unique tech-support numbers for the client. The goal of this level of service is to provide an additional level of easy to use products and a `turn-key' product with `white glove' support of our small business customers.

         GRC IMPORT/EXPORT

         The Import/Export vertical service application is a specialized product optimized for use by import/export companies whose primary need is in the areas of product design and working with engineering schematics. This service includes all of the base features of the GRC Vertical Service applications, and includes additional high-level integration support for advanced applications in the computer-aided design and project management areas.

         GRC HOTEL AND CONFERENCING CENTER SERVICE

         GRC Hotel has been developed specifically for hotel and conferencing centers who operate from two to 2,000 locations. The service has an optimized version of our GRC Live product and includes features that allow for `back of the house' business collaboration between locations that are geographically distant. As with all vertical service applications, GRC Hotel and Conferencing Service includes installation, on-site maintenance and warranty service.

         GRC CONFERENCE ROOM SERVICE

         The GRC Conference Room Service application is a unique bundled solution that integrates an unique version of GRC Business Edition into conference room display and collaboration products (large format plasma displays and SmartDisplay conferencing devises). The GRC Conference Room Service application is optimized for use on large format monitors and for projection from digital LCD projectors and has been specifically tested with Smart Technologies SmartDisplay overlay for plasma screen monitors. This application turns a `talking heads' type conference room setting into highly collaborative conference room that can support multi-point conferences across town or across the country. GRC Conference Room Service is sold with event pricing and is designed as a reseller turn-key package. We provide the reseller, such as the hotel, conference center or audio-visual valued-added reseller, with all of the training and support features.

         GRC ACCOUNTING SERVICE

         Optimized and specifically designed for accountants and their customers, GRC Accounting includes secure collaboration and conferencing services for small business accountants and their clients. Included in the product is unique support for common small business accounting packages such as Peachtree Accounting and Intuit's Quickbooks.

         GRC REAL ESTATE AND CONTRACTOR SERVICE

         Designed specifically for this highly collaborative market, GRC Real Estate and Contractor Service has been engineered to allow for easy-to-use collaboration and conferencing service between homebuilders and the homeowner. With more than half of the new luxury homes built in the United

States being sold to people who are relocating from out of the state, our unique collaborative and conferencing settings allows real estate professionals, contractors and builders, and customers to work together in a day-to-day relationship without the delays or expense that typifies a traditional home building experience today. Designed as a service for both internal business use, such as weekly sales update with regional or national offices, and for day-to-day customer contact, our GRC Real Estate and Conferencing service has been optimized for use with off-the-shelf architectural design software and proprietary real estate and builder software.

         GRC LEGAL SERVICES

         GRC Legal is a specific vertical application designed for use in the legal profession and includes enhanced security features, in both the event usage and the recording and playback storage, and time management and billing software that allows office managers and lawyers to easily translate sessions into billable events.

         GRC EDUCATION AND TRAINING

         GRC Education and Training application is specifically designed for educators who provide education and training primarily through highly collaborative web-based settings. Ideally suited for higher level education and advanced one-to-one and one-to-many environments, this vertical service includes unique polling and scoring capabilities and provides easy to use secure recording and playback features that provide distance learners the ability to "re-play" entire sessions and to "book mark" sections for additional review.

FUTURE PRODUCT ENHANCEMENTS

         We anticipate that our future products releases will include software allowing users to bridge calls between their GRC conference room and any user on the telephone network. Each conference room will also have an assigned DID phone number allowing incoming callers to join ongoing conferences even if their access is limited to a telephone, and conference members participating by telephone will still have access to record and playback functions.

SALES

         Our sales strategy is primarily directed to a partnership model. We employ vertical channel managers whose primary role is the identification, development and rapid expansion of strategic accounts in their specific vertical channel. Ideally, the alignment of these sales professionals will be specific to the vertical business services that we are targeting. To augment our internal sales and operations teams, we use select sales representative companies to act as our agent in the management of established accounts and the identification of new accounts within selected channels. While a limited number of key account directors are engaged in the establishment of sales accounts to companies within our strategic vertical targets, the primary focus of our sales efforts is to support the identification, development and support of key strategic partnerships with retail, original equipment manufacturers (OEM), value-added resellers (VARs), distributors and telecommunication service providers.

         Retail accounts have been secured in the top tier of the office supply super store channel and consumer retail with the on-going relationship with Office Depot and CompUSA. Aside from the retail store distribution that both these companies add to our sales mix, both companies are working to introduce the sale of our GRC Live products through their on-line and direct sales forces.

         OEM relationships in the broadband networking, computer based video cameras, audio headsets/microphones, software, and media businesses are currently being pursued in order to provide an efficient delivery method to broadband customers through all of the channels that they provide their products to. The sales process includes the integration of our branded or OEM-branded versions of the GRC Live product into their product that is sold through various channels including retail, the web, VARs and distributors. Additionally, select OEM relationships will include selling our vertical services through the direct sales elements of the OEM directly into our target vertical customer segments. We believe that the nature of these strategic relationships with the OEM's will allow for quick and inexpensive expansion of our product directly into the broadband customer segments of the marketplace.

         A key potential channel of distribution for our products and services is the thousands of audio- visual VARs that support the hotel and conference centers in North America, as well as the technology VAR's that provide products and services to millions of small and medium size businesses across the United States and Canada. Through direct relationships with top tier regional and national VARs, we will provide training and support for VAR's who wish to resell our products in all classifications to their end-user customers. Because of the direct relationships of our senior management and the ability to provide hands-on support and training to our customer base, we believe that we will not only gain access to some of our most profitable groups of customers, but will also benefit from the high-touch service relationships that is indicative of VAR's and their customer base.

         In the past 10 years, hardware distributors have increasingly turned their attention to added-value services that they can provide to their partnerships with their VAR and retail customers. The key members of the technology distributor market in the United States and Canada include Tech Data, Ingram and Synnex. These distributors play the role of gaining access to the many smaller VAR's that would be impossible to target independently and provide an added benefit in the selling of bundled solutions by the use of their highly developed product distribution services. We are currently in discussions with a number of VAR and retail customers, however, we cannot predict when or if such discussions will result in partnership or distribution agreements, or if such agreements are reached, what short-term or long-term impact these agreements may have on our company.

CUSTOMER SUPPORT

         We provide our tier 1 support for both our branded products and OEM branded versions of our products. Our tier 1 customer support provides initial call resolution and direct linking capabilities to our tier 2 customer support. Tier 2 customer support is managed by an internal group of specialists who are co-located within our Network Operation Center and software development headquarters in Phoenix. Co-location with the software development group allows for the speedy call resolution of highly specific technical issues as well as quick identification of potential application flaws.

         To provide our specialized vertical business applications with `best-in-class' support, we plan on outsourcing the customer support for all of our vertical application product to a third party provider.

HOW WE GENERATE REVENUE

         We generate revenue from two primary sources; service revenue associated with our product portfolio and through installation and maintenance fees associated with our vertical applications. We generate revenue generated from monthly subscriber revenue and from one-time installation and set-up fees as well as from event pricing such as broadcast and conference center applications. We share a percentage of our service revenue stream with our channel partners once the customer begins paying their monthly subscription (in the instance of GRC Live products and Vertical Application Products) or following billing of the event fee (in the instance of GRC Broadcast and GRC Conference Room application).

TECHNOLOGY

         Our products use a sophisticated combination of software and networking to deliver rich content from one persons desktop to other users across the Internet. Our networking components currently support real-time audio at an average of twice the quality of a typical cell phone call, high resolution video, application sharing, remote desktop access, remote printing, scheduling, and a collaborative whiteboard. The networking systems used us were designed to use outbound Internet connections for all communications, allowing many users who are behind a firewall access to collaboration services not available from peer to peer software. We offer our customers the option of leasing low cost servers from reliable carriers instead of operating large data centers. Geographic routing systems built into our advanced server network allow load based and geographic based client connections which maximizes the hardware and network that has been deployed and provides easy mechanisms to judge operating capacity. We can expand our network capacity quickly and with highly predicable costs.

         We outsouce our hosting services and utilize high-end RedHat Linux severs hosted worldwide as well as proprietary networking protocols to provide a highly available network that can scale rapidly using off the shelf hardware. Our systems are fully redundant and anticipate our reliability at 98%.

COMPETITION

         The market for rich media and web conferencing and collaboration solution products and services is extremely competitive. Competitive factors include pricing, the number and range of collaboration tools, ease of integration into an existing customer web site and ease of use. Our primary competitors include WebEx, PlaceWare, Centra Software, Genesys Conferencing and First Virtual Communications. . There are also a number of providers of products such as ours at the enterprise level of "broadcast" capability. There are also a number of providers that offer basic peer to peer conferencing/collaboration for small office/home office and business professionals. As we move up the scale of product capability to higher integration and increased number of collaboration features, there are fewer providers who support the small office/home office and small and medium business community. Once we move into the vertical market, there are even less providers offering "niche" solutions.

         Other than major companies which support the enterprise niche of our market, most of our current competitors basic web distribution with an e-commerce option from their sites; and these companies also offer several basic ways to contact their sales or customer service departments. Most of our competitors use small direct forces and affiliate and reseller programs to market their products, and a few of our competitors also offer strategic partnerships arrangements. Based upon our review of our market niche, only a handful of our competitors actively market to niche industries. We believe, however, that the utilization of this type of marketing approach may become a distinguishing factor for the success of future providers such as our company.

         Because the barriers to entry in the market are relatively low and the potential market is large, however, we expect continued growth in existing competitors and the entrance of new competitors in the future. Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do. As a result, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their competing products and services.

INTELLECTUAL PROPERTY

         The success of our business is substantially dependent on the proprietary systems that we have developed. We are currently preparing the documentation to file additional patents for our network architecture. We are also exploring our abilities to file for additional patents being which will include living document functions. The applications we plan to file may fail to result in any patents being issued. Even if one or more of these patents are issued, any patent claims allowed may not sufficiently broad to protect our technology. In addition, any patents may be challenged, invalidated or circumvented and any right granted thereunder may not provide meaningful protection to us. The failure of any patents may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing any of our intellectual property rights.

         To protect our proprietary rights, we also rely on a combination of trademarks, service marks, trade secrets, copyrights, confidentiality agreements with our employees and third parties. Our protection efforts may prove to be unsuccessful, and unauthorized parties may copy or infringe upon aspects of our technology, services or other intellectual property rights. In addition, these parties may develop similar technology independently. Existing trade secret, copyright and trademark laws offer only limited protection and may not be available in every country in which we will offer our services.

GOVERNMENT REGULATION

         Although there are currently relatively few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as limitations on the use of mass-delivered e-mails, broadcast license fees, copyrights, privacy, pricing, sales taxes and the characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet growth. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, taxation, defamation and personal injury), will not expose us to significant liabilities, slow Internet growth or otherwise hurt us financially.

EMPLOYEES

         As of March 31, 2004, we had 14 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

OUR HISTORY

         We were incorporated in Delaware on December 27, 1999 under the name First Philadelphia Capital Corp. to serve as a vehicle to effect a merger, exchange of common stock, asset acquisition or other business combination with domestic or foreign private business. On October 30, 2000, we completed a business combination with Conservation Anglers Manufacturing, Inc., a real estate holding and development company that was originally organized in Florida on February 7, 2000. The combination was a stock-for-stock merger that was accounted for as a "pooling-of-interests". In connection with the merger, we issued 235,000 shares of our common stock in exchange for all the outstanding stock of Conservation Anglers Manufacturing, Inc. In January 2001 we changed our name to Newport International Group, Inc. to better reflect and describe our then current strategic direction.

         As a result of the transaction with Conservation Anglers Manufacturing, Inc. we became a real estate holding company that intended to specialize in large-scale commercial, industrial and residential mixed-use property development. At the time of the transaction with Conservation Anglers Manufacturing, Inc. we did not own any real estate and our activities were limited to securing acquisition financing for a projects that we proposed to acquire and develop.

         In November 2000, Mr. Soloman Lam, our then president and CEO executed certain land contracts to purchase approximately 3,300 acres of land for a total of $11,389,600 which we intended to develop in the future. These contracts were due to close on September 1, 2001, but were extended to March 1, 2002 at the sellers' request. Mr. Lam personally deposited $180,000 into escrow pending closing and we had agreed to reimburse him when he assigned the contracts to us. On February 12, 2002, the land contracts were cancelled and the $180,000 deposit was returned to Mr. Lam. Simultaneously, on February 12, 2002, Mr. Lam executed a new land contract to purchase approximately 2,300 acres of land for $15,000,000. We deposited $10,000 in escrow pending closing on April 30, 2002. The closing on this contract was subsequently extended until July 29, 2002 and as consideration we released the $10,000 to the seller that was in escrow. Subsequently, the closing was again extended to September 30, 2002, in consideration for a $25,000 non-refundable deposit. The closing was again extended to December 30, 2002, then to March 31, 2003, then to July 31, 2003, then to October 30, 2003, and subsequently to January 30, 2004, with no additional deposit required. The check representing the $25,000 deposit was never negotiated and in December 2003 it was voided. We do not intend to proceed with this project. We have forfeited the $10,000 deposit and all rights and obligations of this project have been assigned by us to Newport International Group, Inc., a Florida corporation formerly known as Clinda Development Corporation, a company affiliated with Mr. Clint Beckwith, a former officer and director of our company.

         In December 2001, Mr. Lam entered into purchase contracts to acquire 45 acres of vacant land, representing nine lots, in Wellington, Florida for a total purchase price of $470,000. In April 2002, Mr. Lam closed on two of the nine lots and in May 2002, closed on a third lot. The remaining six lots were to be purchased when and if financing becomes available. Mr. Lam will transfer the vacant land to us in exchange for a purchase price equal to cost. Deposits totaling $15,000 were paid by us in 2002 in conjunction with this land. The lots were never transferred to us, the $15,000 became a receivable from Mr. Lam and in December 2003 was expensed as an addition to our additional paid-in capital.

         On February 6, 2004, we closed an Agreement and Plan of Merger with Grass Roots Communications Inc., a Delaware corporation. Grass Roots was a development stage company incorporated in Delaware in June 2002 initially to create, produce, deliver and track targeted multimedia communications over the Internet. Under the terms of this agreement, Grass Roots became our wholly-owned subsidiary. At the effective time of the merger, the stockholders of Grass Roots exchanged their securities for approximately 12,300,000 shares of our common stock, representing approximately 93% of our common stock. Contemporaneous with this transaction, Grass Roots' President and Chief Executive Officer, Mr. Cery
B. Perle, was elected as a member of our Board of Directors and appointed our

CEO, and Mr. Lam resigned his positions with our company. Mr. Richard Galterio, the other member of our Board of Directors before the transaction remained as a director, and Mr. Edwin L. Hagan, Secretary of Grass Roots, was appointed our secretary. Mr. Perle, the principal stockholder of Grass Roots, and members of his family/household received an aggregate of 46% of our shares of common stock as a result of the exchange upon the merger.

         Grass Roots' initial product, Grassroots email, embeded T.V. style streaming audio and video in an email envelope which is referred to as a "rich media email." Grass Roots' customers used this technology to deliver rich media email messages that could be instantly viewed by recipients without clicking on an attachment or requiring installation of media players or plug-ins in wired environments or embedded chipsets in wireless systems.

         Prior to our acquisition of Grass Roots, on January 6, 2003, Grass Roots entered into a stock purchase agreement, with Ms. Esther Jill Pinsker and Mr. Jan Johannes Dekkers, as amended on January 24, 2003, to purchase all of the issued and outstanding capital stock of FocusFocus.com, Inc. for a purchase price of $1,710,000. Under the terms of the agreement, $150,000 of the purchase price was to be paid by the closing date and the remaining $1,560,000 was to be paid in monthly installments of $30,000 plus accrued interest with the remaining balance due on the 13th month after the closing date. FocusFocus provided private, web page-based video and audio communications services, e-conferencing, collaborative document preparation and revisions and chat services in a real time, web-based environment. After Grass Roots' acquisition of FocusFocus, it restructured its product and service offerings and combined its operations with FocusFocus' web-based conference and collaboration tools, which we now refer to as GRCLive.

         Pursuant to this agreement, Grass Roots has paid the sellers $250,000. By letter dated May 2, 2003 counsel for the sellers advised Grass Roots that it was in breach of the agreement and promissory notes for failing to make scheduled monthly payments. By letter dated May 16, 2003, counsel for the sellers gave notice that they would sell the assets of FocusFocus.com Inc. to the highest bidder at a public auction on May 30, 2003. By letter dated May 22, 2003, counsel for Grass Roots notified counsel for the sellers that Grass Roots was prepared to return to the all of the assets of FocusFocus.com, Inc. to the sellers. Grass Roots subsequently returned of those assets, which included patent applications, software applications, programs, code and related materials. The promissory notes from Grass Roots to sellers provide that notwithstanding the acceleration clause, upon an event of default (as defined in the agreement) that is not cured within the prescribed time, that the shares of FocusFocus.com, Inc. and the assets of it acquired by Grass Roots will revert back to the sellers, the promissory notes would be terminated and be of no further force and effect and all remaining sums due thereunder would be cancelled.

         In addition to the stock purchase agreement, at the time of the transaction Grass Roots entered into three-month consulting agreements with each of the sellers obligating them to perform certain consulting services to Grass Roots in exchange for Grass Roots granting each of them options to purchase 500,000 shares of Grass Roots' common stock at an exercise price of $.01 per share. These options were exchanged for like options in our company.

         To date, while no litigation has been filed, the parties have attempted unsuccessfully to resolve their differences. In the event the parties are unable to resolve their differences, litigation may result. In that event, Grass Roots will take the position that it has returned all of the FocusFocus.com, Inc. assets to the sellers and owes nothing under the stock purchase and related agreements and it is likely that the sellers will take the position that they are owed the remaining balance under the promissory notes and the right to purchase 1,000,000 shares of Grass Roots' common stock for $.01 per share.

RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS IN FUTURE PERIODS. IF WE CANNOT RAISE SUFFICIENT CAPITAL, OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGIES AND CONTINUE AS A GOING CONCERN WILL BE AT RISK.

         Since our formation in December 1999 our operations have not generated revenues from our operations. We reported a comprehensive loss of $517,749 for fiscal 2003 and a comprehensive loss of $1,835,528 for fiscal 2002. At December 31, 2003 we have cumulative net losses of $2,556,775. The report of our independent auditor on our financial statements for the year ended December 31, 2003 and for the period from inception through December 31, 2003 contains an explanatory paragraph as to our ability to continue as a going concern. Subsequent to December 31, 2003 we acquired Grass Roots, a change of control of our company occurred and as a result of that transaction, our business has become the business of Grass Roots as described in this annual report. Grass Roots is also a development stage company and has never generated any revenues. We cannot predict at this time when our operations will generate revenues sufficient to fund our ongoing operations. Accordingly, we will need to raise additional working capital. We presently have no commitments to provide this capital, and we cannot assure you that sufficient capital will be available to us upon terms and conditions acceptable to us, if at all. If we do not generate sufficient revenues to fund our operations and we are unable to raise working capital as needed, our business and operations will be materially adversely effected and we may not be able to continue as a going concern..

WE FACE INTENSE COMPETITION IN THE WEB CONFERENCING AND COLLABORATION SERVICES MARKET AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

         The market for web conferencing and collaboration services is intensely competitive. Because the barriers to entry are relatively low and the potential market is large, we expect that many more companies will enter this market and invest significant resources to develop web conferencing and collaboration services. These current and future competitors may also offer services that perform better than ours. Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their competing services.

OUR WEB CONFERENCING SERVICE MAY BECOME SUBJECT TO TRADITIONAL
TELECOMMUNICATIONS CARRIER REGULATION BY FEDERAL AND STATE AUTHORITIES, WHICH WOULD INCREASE THE COST OF PROVIDING OUR SERVICES AND MAY SUBJECT US TO PENALTIES.

         We believe our web conferencing service is not subject to regulation by the Federal Communications Commission or any state public service commission because the services integrate traditional voice teleconferencing and added value Internet services. The FCC and state public service commissions, however, may require us to submit to traditional telecommunications carrier regulations for our web conferencing service under the Communications Act of 1934, as amended, and various state laws or regulations as a provider of telecommunications services. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against us, we could be prohibited from providing the voice aspect of our web conferencing service until we have obtained various federal and state licenses and filed tariffs. We believe we would be able to obtain those licenses, although in some states, doing so could significantly delay our ability to provide services. We also would be required to comply with other aspects of federal and state laws and regulations. Subjecting our web conferencing service to these laws and regulations would increase our operating costs, could require restructuring of those services to charge separately for the voice and Internet components, and would involve on-going reporting and other compliance obligations. We also might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS LIMITED.

         The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

         Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Delaware General Corporation Law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

         In addition, our certificate of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which no shares are currently. Our Board of Directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

         If the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

         SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our executive offices are located at 73061 El Paseo, Suite 202, Palm Desert, California 92211. We lease this approximate 4,000 square foot space which houses all of our executive and administrative personnel for approximately $91,200 annually. Our lease for this space expires on December 31, 2004. We believe that we will be able to obtain a similar replacement for this space on commercially reasonable terms if our lease is not renewed. Our obligations under this lease were guaranteed by our President, Cery B. Perle.

         We also lease an office in an office building at 2501 West Behrend Drive, Phoenix, Arizona 85027. This space is approximately 4150 square feet and houses our servers for our hosting and data center operations and our technical personnel. Our lease for this space provides for annual rental of approximately $50,000 and expires on June 2007. We believe this facility will meet our operational needs for the foreseeable future. If we need additional space for our hosting and data center operations, we believe we will be able to obtain it on commercially reasonable terms

         We also lease an office in an office building at 1150 Main Street, Suite C, Irvine, California 92614 which previously served as our data operation center. Our lease for this space provides for annual base rental of $37,800 through December 2004, escalating to $39,313 in January 2005. The lease expires on December 31, 2005. In August 2003, we sub-leased this space to an unaffiliated third party under a sub-lease which provides for and annual rental of $ 37,800 per month and expires in January 2005.

ITEM 3.  LEGAL PROCEEDINGS.

         In February 2003, prior to our acquisition of Grass Roots it entered into an oral arrangement with Softserve, Inc. under which Softserve was to provide software development services to Grass Roots. No written agreement was signed due to the parties' inability to agree upon certain terms respecting the ownership of intellectual property. Grass Roots paid $55,000 to Softserve at the commencement of the arrangement. The parties ceased working together in April 2003. In December 2003 Grass Roots filed a complaint in this matter in the Superior Court of California, County of Riverside, case number IMC-039-979, styled Grass Roots Communications, Inc. versus US-Softserve, Inc., SoftServe, Inc., Mark Kapig, Wilfried M. Voge and Bruce Breneton. Grass Roots is alleging breach of oral contract,a common court for money paid, fraud and deceit and negligence misrepresentation. Grass Roots is seeking damages in excess of $100,000. The defendants have filed a response and discovery is proceeding in this matter. We are unable to predict at this time what the outcome of this litigation may be.

         Other than the foregoing, we are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On November 13, 2003, our Board of Directors and the holders of a majority of our issued and outstanding common stock approved an amendment to our certificate of incorporation which effected a one for 20 reverse stock split of our issued and outstanding shares. We mailed a copy of an Information Statement on Schedule 14C to our stockholders who did not consent to this action on or about November 19, 2003 in accordance with the applicable provisions of Delaware law and the Securities Exchange Act of 1934.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since May 2, 2002, our common stock is quoted on the OTCBB under the symbol NWPO. The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The following prices give effect to the one for 20 reverse stock split effective on December 10, 2003.

                                                         High          Low
FISCAL 2002

May 2, 2002 through June 30, 2002 ..................... $26.00        $5.00
July 1, 2002 through September 30, 2002 ............... $29.00        $0.60
October 1, 2002 through December 31, 2002 ............. $ 4.00        $0.60

FISCAL 2003

January 1, 2003 through March 31, 2003 ................ $ 4.00        $1.00
April 1, 2003 through June 30, 2003 ................... $ 9.00        $0.80
July 1, 2003 through September 30, 2003 ............... $ 3.00        $0.20
October 1, 2003 through December 31, 2003 ............. $ 1.25        $0.35

         On April 12, 2004, the last sale price of our common stock as reported on the OTCBB was $2.64. As of March 31, 2004, there were approximately 189 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         From November 2000 through January 2002, we sold an aggregate of 50,289 shares of common stock to 50 accredited investors for a total of $414,000. We sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. We did not use any form of general solicitation or general advertising. All purchasers represented in writing that they had such knowledge and experience in financial and business matters as is required to evaluate the risks associated with their proposed investment in our company and that they were acquiring material concerning our company and that they had been afforded an opportunity to ask questions of management and request additional information about our company. A legend was placed on the stock certificates stating that the securities had not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

         In January 2002, we issued a convertible debenture in the principal amount of $370,000 to Mr. Kenneth Myron, one of our then principal stockholders, in exchange for the conversion of a promissory note in the amount of $312,000, accrued interest in the amount of $10,000 and an additional advance in the amount of $48,000. The debenture was convertible into 185,000 shares of our common stock. The debenture was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. In July 2003 we amended the $370,000 principal amount debenture to include penalties and interest in an aggregate amount of 638,000. In December 2003 Mr. Myron subsequently assigned this debenture to Edge, LLC, an unaffiliated third party.

         In April 2002, we issued 1,000 shares of common stock to vFinance, Inc in connection with certain financial consulting services. We estimate the value of the common stock issued at $3,800. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. Mr. Richard Galterio, who is a current member of our Board of Directors, is employed by vFinance, Inc, but was not a Board member at the time of the issuance.

         In February 2003, we issued 90,000 shares of our common stock to Mr. Clint Beckwith, then our Vice President of Public Relations and a member of our Board of Directors, as compensation for services to us for the period of April 2000 through December 2003, and as payment of a loan made to us in the amount of $60,000. We estimated the value of the common stock issued at $360,000. The shares were issued pursuant to an exemption from registration available under
Section 4(2) of the Securities Act.

         In June 2003 we issued 5,000 shares of our common stock to an unaffiliated third party as partial compensation for services rendered to us. We valued these shares at $6,000. The shares were issued pursuant to an exemption from registration available under Section 4(2) of the Securities Act.

         In June 2003 we issued a secured promissory note in the principal amount of $100,000 to Ty Investment Corporation. The note, which provided for 12% annual interest, was due on December 31, 2003 and was collateralized by 530,000 shares of our common stock and 235,000 shares of common stock owned by Mr. Lam. At maturity, we were to pay the $100,000 principal, $6,000 of accrued interest and a premium of $50,000 and 60,000 shares of our common stock. In October 2003 this note was also assigned to Edge, LLC.

         In February 2004 we received notices of default from Edge, LLC. on both the $370,000 principal amount convertible debenture and the $100,000 secured promissory note. We satisfied these obligations through the payment of $250,000 and the issuance of 1,365,000 shares of our common stock. These shares were issued in reliance on an exemption from registration available under Section 3(a)(9) of the Securities Act of 1933. The 530,000 shares of our common stock which had previously been issued as collateral for the $100,000 promissory note were returned to us to be canceled.

         In February 2004, we issued an aggregate of 12,300,000 shares of our common stock in connection with our acquisition of Grass Roots as described earlier in this annual report. These shares were issued in reliance on an exemption from registration under the Securities Act of 1933 in reliance on Rule 506 of Regulation D thereof. There were no underwriters involved in these issuances and we did not pay any commissions. The recipients were either accredited investors or non-accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option and Stock Award Plan and any compensation plans not previously approved by our stockholders as of December 31, 2003.

                              Number of       Weighted     Number of
                              securities to   average      securities remaining
                              be issued upon  exercise     available for future
                              exercise of     price of     issuance under equity
                              outstanding     outstanding  compensation plans
                              options,        options,     (excluding securities
                              warrants        warrants     reflected
                              and rights      and rights   in column (a))
                              (a)             (b)          (c)
                              --------------  -----------  ---------------------
Plan category

2002 Stock Option and
Stock Award Plan                    0              -             6,213

Equity compensation plans
not approved by stockholders       none          none             none

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATION

         We were originally formed in December 1999 to serve as a vehicle to effect a merger, exchange of common stock, asset acquisition or other business combination with domestic or foreign private business. In October 2000, we completed a business combination with Conservation Anglers Manufacturing, Inc., a real estate holding and development company. As a result of the transaction with Conservation Anglers Manufacturing, Inc. we became a real estate holding company that intended to specialize in large-scale commercial, industrial and residential mixed-use property development. At the time of the transaction with Conservation Anglers Manufacturing, Inc. we did not own any real estate and our activities were limited to securing acquisition financing for a projects that we proposed to acquire and develop.

         We have never generated any revenues from our operations. We reported revenues of $(16,158) for fiscal 2003 as compared to $3,169 for fiscal 2002. Our revenues were attributable to a loss (for fiscal 2003) or income (for fiscal
2002) on investment securities which included interests in mutual funds. All securities we held for investment were sold in December 2003 which resulted in the negative revenue for fiscal 2003.

         Costs and expenses for fiscal 2003 decreased by approximately $1,276,732, or approximately 72%, from fiscal 2002. This reduction is primarily attributable to a reduction in non-cash expenses attributable to professional fees and consulting fees, a reduction in general and administrative expenses and a reduction in the interest paid on a stockholder loan.

         Unable to conclude our business strategy to be a real estate holding and development company, in February 2004, we closed a merger with Grass Roots Communications Inc., a development stage company. As a result of the transaction with Grass Roots which resulted in a change of control of our company, our business is not the sales of web-based conferencing services to business professionals, small office and home office companies, and small to medium sized businesses . At the time of the transaction with Grass Roots, it had approximately $392,000 in cash and an additional $175,000 in commitments under a prior financing which was received as of March 1, 2004. During the balance of fiscal 2004 we intend to introduce additional products and service and to further market and develop our business.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003 we had a working capital deficit of $831,999, and $7,473 of cash and cash equivalents. We have a deficit accumulated during development stage of $2,556,775 at December 31, 2003, and the report of our independent auditor on our financial statements for the fiscal year ended December 31, 2003 and the period of our inception through December 31, 2003 contains an explanatory paragraph as to our ability to continue as going concern.

         Net cash used in operating activities for fiscal 2003 was $263,729 as compared to net cash used in operating activities in fiscal 2002 of $295,180. In addition to the reduced loss for fiscal 2003, the reduction from fiscal 2002 to fiscal 2003 is primarily attributable to:

         o a reduction of approximately $465,000 in non-cash expenses paid through the issuance of shares of our common stock,

         o a decrease of approximately $53,000 in land deposits and deferred development costs,

         o a decrease of accounts payable and accrued expenses of approximately $7,100,

         o  an increase of $150,000 in accrued loan premiums,

         o as well as a write off of $361,030 of officers salaries which were accrued in fiscal 2002 and a forfeiture of officer salaries of $144,605.

         Net cash provided by investing activities for fiscal 2003 was $257,198 as compared to net cash used in investing activities of $3,856 for fiscal 2002. Included in this change was $257,972 from the sale of investment securities.

         Net cash provided by financing activities for fiscal 2003 was $14,004 as compared to $298,376 for fiscal 2002. Included in the reductions in fiscal 2003 are a payment on a line of credit of approximately $49,000, and proceeds of notes payable and loans in the aggregate of $266,725 which were offset by repayments of loans from officers of approximately $178,000.

         Subsequent of December 31, 2003, a convertible debenture in the principal amount of $370,000 and a loan in the principal amount of $100,000, both of which appear on our balance sheet at December 31, 2003, were declared in default of the debtholder. In addition,we had accrued a note premium of $50,000 related to the convertible debenture. We satisfied these obligations through the payment of $250,000 in cash and the issuance of 1,365,000 shares of our common stock.

         We anticipate that we will continue to report losses from operations during fiscal 2004. We do not have any capital commitments during the balance of fiscal 2004 which cannot be funded from our existing working capital. Other than internal sources of working capital, we do not presently have any other sources of working capital. Our future capital requirements, however, depend on a number of factors, including our ability to grow our revenues and manage our business. We cannot assure you that if we require additional working capital that we will be able to obtain the necessary working capital on suitable terms, if at all. We are unable to raise sufficient capital, our ability to implement our business model will be adversely affected, as will our ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 29, 2003, our received a letter from Rachlin Cohen & Holtz LLP, our then auditors, confirming that the client-auditor relationship between our company and Rachlin Cohen & Holtz LLP had ceased. In addition, in a letter addressed to our then Board of Directors, Rachlin Cohen & Holtz LLP claimed that the financial statements contained in our quarterly reports on Form 10-QSB for the third quarter of fiscal 2002 and the first quarter fiscal 2003 were not reviewed by Rachlin Cohen & Holtz LLP. In response, we filed amendments to the respective Forms 10-QSB to correct the disclosure concerning the fact that the financial statements were not reviewed by Rachlin Cohen & Holtz LLP.

         Rachlin Cohen & Holtz LLP issued its report of independent public accountants related to our financial statements for fiscal years 2001 and 2002. We were unaware of any disagreements with Rachlin Cohen & Holtz LLP related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the two most recent fiscal years prior to the termination of their engagement and the subsequent interim period through Rachlin Cohen & Holtz LLP's resignation on May 29, 2003, there had been no disagreement between our company and Rachlin Cohen & Holtz LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Rachlin Cohen & Holtz LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

         Rachlin Cohen & Holtz LLP's report on the financial statements for either of fiscal 2001 or fiscal 2002 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The reports were modified for a going concern issue.

         We requested that Rachlin Cohen & Holtz LLP furnish us with a letter addressed to the SEC stating whether it disagreed with the above statements. A copy of the letter to the SEC, dated June 2, 2003, was filed as Exhibit 99.1 to a Report on Form 8-K which we filed with the SEC on June 30, 2003. See Item 13. Exhibits later in this annual report.

         On September 18, 2003, we engaged Berkovits, Lago & Company, LLP as our new independent auditor and independent certified public accountant. Prior to this engagement, we did not consult with Berkovits, Lago & Company, LLP regarding the application of accounting principles, the type of audit opinion that might be rendered, or any other matter.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

         Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following individuals are our executive officers and directors:

              Name                  Age                  Position
              ----                  ---                  --------
         Cery B. Perle               42           President, CEO and Chairman
         Edward L. Hagan             32           Secretary and Director
         Richard Galterio            40           Director

         CERY B. PERLE. Mr. Perle has served as our President, CEO and Chairman since February 2004. Mr. Perle co-founded Grass Roots in June of 2002. Mr. Perle has experience in numerous start-up ventures. A primary focus of Mr. Perle's experience has been on the sales and marketing of innovative ideas and products. Prior to Grass Roots, from 2001 to 2002, he was director of Crystal Consulting Group, a business-consulting firm. From 2000 to 2001, he was engaged as a consultant to Rxalternative.com, an alternative healthcare web site. From 1994 to 1998, he was President and Chief Executive Officer of Waldron & Co., a California-based registered broker-dealer, where he established four branch offices in addition to the West Coast based corporate office of the investment firm.

         In September 1998, the Securities and Exchange Commission commenced a civil action against Mr. Perle and Waldron & Co., a broker-dealer registered with the Commission. The civil action alleged that Mr. Perle and Waldron artificially raised the market price of Shopping.com, an Internet retailer whose initial public offering was underwritten by Waldron & Co. In February 1999, the United States District Court for the Central District of California, acting upon the Commission's allegations, entered a permanent injunction against Mr. Perle, enjoining him from violating Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 15(c)(1) of the Exchange Act and Rules 10b-5 and 15cl-2 thereunder, and required Mr. Perle to pay a $110,000 civil penalty. As a result of the February 1999 injunction, in October 1999, Mr. Perle was barred from association with any broker-dealer. In June 2001, Mr. Perle was barred by the National Association of Securities Dealers, Inc. from any association with any NASD member in any capacity. The sanction was based upon findings that Mr. Perle received $30,000 of checks from customers for the purchase of Shipping.com IPO stock prior to the IPO registration statement being declared effective by the Commission. In April 1998, a class action lawsuit was filed against Shopping.com, Mr. Perle and Waldron in the United States District Court for the Central District of California. Any liability of Mr. Perle related to such action was discharged in his personal bankruptcy filed in 2001 for which a final decree was granted in March 2002.

         In January 2001 the U.S. Department of Labor brought an action against Waldron & Co. and Mr. Perle in the U.S. District Court for the Central District of California for violations of the Employee Retirement Income Security Act of 1974 (ERISA) alleging that violations of ERISA occurred when Waldron & Co. and Mr. Perle failed to forward contributions of approximately $50,000 withheld from employee paychecks to Waldron & Co.'s 401(k) Plan. Among other reliefs, the suit sought to permanently bar Mr. Perle from serving as a fiduciary of or service provider to any plan covered by ERISA. Although Mr. Perle was never formally notified of the outcome of the action, he has assumed that such an order was issued.

         EDWARD L. HAGAN. Mr. Hagan has been a member of our Board of Directors and our Secretary since February 2004. Mr. Hagan co-founded Grass Roots in June 2002 and has been a director and secretary of that company since inception, and served as Chief Financial Officer from inception through September 2, 2002. Since 1990, he has owned and managed Hagan Farms Partnership, a commercial agricultural company.

         RICHARD GALTERIO. Mr. Galterio has been a member of our Board of Directors since July 2003. Since October 1998 he has been Managing Director of Private Equity for vFinance, Inc., an investment banking firm which is a member of the NASD, a position he had held since the acquisition in September 1998 by vFinance, Inc. of First Level Capital, a NASD member firm which he co-founded in 1998. Mr. Galterio is also a member of the Board of Directors ResQnet. During his tenure at First Level Capital, Mr. Galterio served as Compliance and Operations Director. Mr. Galterio was employed by Commonwealth Associates, an NASD member firm, from 1991 to 1998, initially in the capacity as a registered representative (1991 to 1993) and then as Managing Director (1994 to 1998) where his responsibilities included branch management and compliance. From 1986 to 1991 Mr. Galterio was Director of Research for Barry Leeds and Associates, a firm specializing in sales tracking research for the banking industry. Mr. Galterio received a B.S. in Business Management with honors from Villanova University. Mr. Galterio holds Series 27, 7 and 55 licenses from the NASD.

COMMITTEES OF THE BOARD OF DIRECTORS

         We intend to establish two committees of our Board of Directors as follows:

         AUDIT COMMITTEE: This committee will fulfill the Boards oversight responsibilities related to our internal controls, financial reporting and audit functions. The committee will also assist in the preparation of the annual report and proxy statement. The Audit Committee will consist of at three people, one of which will be a "financial expert" as defined in the Securities Act of 1933.

         At the present time our Board of Directors serves as our Audit Committee. While Mr. Galterio owns shares of our common stock, he is considered an independent director.

         COMPENSATION COMMITTEE: This committee will develop criteria and goals for compensation of our management ,review and approve the compensation of our senior management, develop and establish equity and other benefit plans, and may review compensation which we may pay to our Board members for their service. The committee will consist three members, a majority of which will be independent directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the fiscal year ended December 31, 2003, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The table below sets forth information relating to the compensation paid by us during the past three fiscal years to: (i) the president and Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during last three completed fiscal years (the "Named Executive Officers").

                                  Annual Compensation                     Long-Term Compensation
                       ----------------------------------------   --------------------------------------
                                                                  Restricted   Securities
                                                   Other Annual     Stock      Underlying       All
 Name and Principal    Fiscal    Salary    Bonus   Compensation     Awards      Options        Other
 Position               Year      ($)       ($)        ($)           ($)        SAR (#)     Compensation
 -------------------------------------------------------------------------------------------------------
 Soloman Lam            2003    $  (1)       $0         $0            $0           0             $0
                        2002    $125,000     $0         $0            $0           0             $0
                        2001    $  (1)       $0         $0            $0           0             $0

 Clint Beckwith(2)      2003    $  (2)       $0         $0            $0           0             $0

 -------

(1) Mr. Lam served as our president from 2000 until February 2004. During fiscal 2002 we accrued approximately $97,000 of compensation to Mr. Lam. In December 2003 he relinquished all rights to any amounts due him. We reversed this accrued but unpaid compensation to additional paid-in capital.

(2) In February 2003 we issued Mr. Beckwith, our Vice President of Public Relations and a member of our Board of Directors, 90,000 shares of our common stock as compensation for his services for the period of April 2000 through December 2003 and as repayment to a loan to us in the amount of $60,000. We valued these shares at $360,000, of which $216,400 was applicable to compensation. Of the amount accrued for fiscal 2002, approximately $47,600 was reversed to additional paid-in capital during fiscal 2003.

2002 STOCK OPTION AND STOCK AWARD PLAN

         Effective as of August 9, 2002 our Board of Directors adopted our 2002 Stock Option and Stock Award Plan (the "Plan"). The purpose of this Plan is to advance the interests of company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of our company is largely dependent, including our officers and directors, key employees, consultants and independent contractors. Under the Plan we may grant either options to purchase shares of our common stock or shares of our common stock, up to an aggregate of 50,000 shares from the authorized but unissued shares of our company issuance pursuant to options granted under the Plan or for restricted stock grants made under the Plan. At December 31, 2003, we have granted an aggregate of approximately 43,788 shares under the Plan, including upon the exercise of previously granted options and for outright stock grants. At December 31, 2003 we do not have any outstanding options under the Plan. We believe that the utilization of options grants will enhance our ability to attract and retain independent directors and executive and management level employees as we continue to grow our company following our acquisition of Grass Roots. During fiscal 2004 we intend to amend the Plan to increase the number of shares available for option grants to 12,000,000 shares so that there are a sufficient number of shares available for option grants for these and other purposes.

         The Plan is administered by our Board of Directors. The Board of Directors determines, from time to time, those of our officers, directors, employees and consultants to whom stock grants and plan options will be granted, the terms and provisions of the respective grants and plan options, the dates such plan options will become exercisable, the number of shares subject to each plan option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the Plan, and the interpretation of the provisions thereof are to be resolved at the sole discretion of the Board of Directors.

         Plan options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify ("Non-Qualified Options"). Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.

         The term of each option and the manner in which it may be exercised is determined by the Board of Directors, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. In any case, the exercise price of any stock option granted under the Plan will not be less than par value of our common stock on the date of grant.

         The per share purchase price of shares subject to options granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of options granted under the Plan. All options are nonassignable and nontransferable, except by will or by the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by such optionee. Previously granted options are subject to early termination in the event of the death, disability or mental incapacity of the option holder, or in the instance of options granted to employees, the termination of that employee's employment with our company.

         The Board of Directors may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization), (ii) affects outstanding options or any exercise right thereunder, (iii) extends the term of any option beyond 10 years, or (iv) extends the termination date of the Plan.

         Unless the Plan shall be earlier suspended or terminated by the Board of Directors, the Plan terminates on approximately 10 years from the date of the Plan's adoption. Any termination of the Plan shall not affect the validity of any options previously granted thereunder.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of March 31, 2004 there were 14,233,465 shares of our common stock issued and outstanding. The following table contains information regarding record ownership of our common stock as of March 31, 2004 held by:

         * persons who own beneficially more than 5% of our outstanding common stock,

         *  our directors,

         *  named executive officers, and

         *  all of our directors and officers as a group.

         A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from March 31, 2004, upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised. Unless otherwise indicated, the address of each of the listed beneficial owners identified is 763061El Paseo, Suite 202, Palm Desert, California 92260.

 Name of                                Amount and Nature of          Percentage
 Beneficial Owner                       Beneficial Ownership           of Class
 ----------------                       --------------------          ----------

 Cery B. Perle(1) ......................      7,103,000                  45.1%
 Edward L. Hagan(2) ....................      1,625,000                  11.4%
 Richard Galterio                                     0                    -
 All officers and directors as
    a group (three persons) ............      8,728,000                  55.5%
 Richard David(3) ......................        961,666                   6.8%
 Curtis W. Lawler(4) ...................      1,041,666                   7.4%

(1) The number of shares beneficially owned by Mr. Perle includes 1,000,000 shares of common stock and options to purchase an additional 500,000 shares of common stock at an exercise price of $0.02 per share held by his fiancee, Jenell Del Rio (Fontes), 218,250 shares of common stock held by the Lolita Perle Trust, 218,250 shares of common stock held by the Merlot Perle Trust, and options to purchase 1,000,000 shares of common stock with an exercise price of $0.02 per share held by Mr. Perle.

(2) The number of shares beneficially owned by Mr. Hagan includes 375,000 shares held by his wife and 250,000 shares held by his daughter, Makena Hagan, but excludes 125,000 shares of common stock held by the Sandra L. Hagan Irrevocable Trust over which he disclaims beneficial ownership.

(3) Mr. David's address is 6041 Loganwood Drive, Rockville, Maryland 20852.

(4) Includes 841,666 shares held by the Curtis W. Lawler Trust. Mr. Lawler's address is Post Office Box 4128, Sun River, Oregon 97707.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time we made advances to and received advances from Mr. Soloman Lam, our former CEO and member of our Board of Directors. Advances made to us generally were due on demand, did not pay any interest, and were used by us for working capital. At December 31, 2003, we transferred certain assets to Mr. Lam related to real estate interests and he assumed certain related liabilities. As of result, we held a advance due from Mr. Lam of $100,500. In December 2003 we wrote off this amount as an addition to our additional paid-in capital.

         In 2001 Mr. Lam was given a $25,830 advance against salary due in 2002 and in 2002 additional salary to him of $97,000 was accrued. In December 2003 Mr. Lam agreed to relinquish all rights to this accrued but unpaid salary. In December 2003 we reversed these liabilities on our financial statements as an addition to our additional paid-in capital.

         In fiscal 2003 Mr. Clint Beckwith, our then Vice President of Public Relations and a member of our Board of Directors, advanced us $60,000 which we used for working capital. In fiscal 2003 we issued Mr. Beckwith 90,000 shares of our common stock, valued at $360,000, as compensation for his services and as repayment of such advance. Of the $360,000, approximately $216,400 was applicable to compensation. Additionally, in December 2003 we assigned a corporation which is an affiliate of Mr. Beckwith all rights and obligations we held for certain land contracts. In connection with this assignment, we forfeited a $10,000 deposit we had paid on these contracts in 2002 and we issued him an additional 10,000 shares of our common stock in settlement of any disputes with our company.

         In December 2001, Mr. Lam entered into purchase contracts to acquire 45 acres of vacant land, for a total purchase price of $470,000. In April 2002, Mr. Lam closed on two of the nine lots and in May 2002, closed on a third lot. The remaining six lots were to be purchased when and if financing became available. Mr. Lam had agreed to transfer the vacant land to us in exchange for a purchase price equal to cost. Deposits totaling $15,000 were paid by us in 2002 in conjunction with this land. The lots were never transferred to us and the $15,000 became a receivable to us from Mr. Lam . In December 2003 this receivable was expensed as an addition to our additional paid-in capital.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         2.1     Acquisition Agreement and Plan of Merger(4)
         2.2     Agreement and Plan of Merger(5)
         3.1     Certificate of Incorporation(1)
         3.2     By-Laws (1)
         3.3     Certificate of Incorporation, as amended(2)

         3.3     Certificate of Amendment to the Certificate of Incorporation(6)
         4.1 Convertible Debenture dated January 18, 2002 in the principal amount of $370,000(3)
         16.1    Letter from Rachlin Cohen & Holtz LLP(7)
         31.1    Section 302 Certificate of CEO
         31.2    Section 302 Certificate of CFO
         32.1    Section 906 Certificate of CEO and CFO

         ---------

         (1) Incorporated by reference to the Form 10-SB as filed with the SEC on May 10, 2000.

         (2) Incorporated by reference to the Report on Form 8-K as filed with the SEC on February 5, 2001.

         (3) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 as filed with the SEC on April 16, 2002.

         (4) Incorporated by reference to the Report on Form 8-K filed with the SEC on November 6, 2000.

         (5) Incorporated by reference to the Report on Form 8-K filed with the SEC on February 13, 2004.

         (6) Incorporated by reference to the definitive Information Statement on Schedule 14C as filed with the SEC on November 14, 2003.

         (7) Incorporated by reference to the Report on Form 8-K as filed with the SEC on June 3, 2003.

         (b) Reports on 8-K

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         The aggregate audit fees billed by Berkovits, Lago & Company, LLP for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB during the fiscal year ended December 31, 2003 were $9,000.

         The aggregate audit fees billed to us by Rachlin Cohen & Holtz, LLP during the fiscal year ended December 31, 2003 were $21,816. The aggregate audit fees billed to us by Rachlin Cohen & Holtz, LLP during the fiscal year ended December 31, 2002 were approximately $42,465, which included review of our quarterly reports on Form 10-QSB.

AUDIT RELATED FEES

         For the fiscal year ended December 31, 2003 the aggregate fees billed for assurance and related services by Berkovits, Lago & Company, LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was $0.

         For the fiscal year ended December 31, 2002 the aggregate fees billed for assurance and related services by Rachlin Cohen & Holtz, LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was $0.

TAX FEES

           For the fiscal year ended December 31, 2003 the aggregate fees billed for tax related services by Berkovits, Lago & Company, LLP was $0.

           For the fiscal year ended December 31, 2002 the aggregate fees billed for tax related services by Rachlin Cohen & Holtz, LLP was $0.

ALL OTHER FEES

           Other than fees relating to the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees," there were no additional fees billed by our principal accountant for services rendered to us for the fiscal years ended December 31, 2003 or 2002.

We do not have an audit committee of our Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.

Dated: April 14, 2004                   Newport International Group, Inc.

                                        By: /s/ Cery B. Perle
                                            -----------------
                                            Cery B. Perle,
                                            President, principal executive and
                                            principal accounting officer

   In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

      SIGNATURE                      TITLE                            DATE



 /s/ Cery B. Perle          President, CEO, Chairman              April 14, 2004
 -----------------
 Cery B. Perle



  /s/ Edwin L. Hagan        Secretary, Director                   April 14, 2004
 -------------------
 Edwin L. Hagan



 /s/ Richard Galterio        Director                             April 14, 2004
 --------------------
 Richard Galterio

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)



                          INDEX TO FINANCIAL STATEMENTS




                                                                        PAGE

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ................. F-1 - F-2


FINANCIAL STATEMENTS

   Balance Sheet ....................................................    F-3

   Statements of Operations and Comprehensive Loss ..................    F-4

   Statements of Changes in Stockholders' Deficiency ................    F-5

   Statements of Cash Flows .........................................    F-6

   Notes to Financial Statements ....................................F-7 - F-18

                     REPORT OF INDEPENDENT CERTIFIED PUBLIC
                     ______________________________________


                                   ACCOUNTANTS


Board of Directors and Stockholders
Newport International Group, Inc
Palm Desert, California


We have audited the statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the year ended December 31, 2002 and from cumulative from inception (December 27, 1999) to December 31, 2002 of Newport International Group, Inc (a development stage company). These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2002 and cumulative from inception (December 27, 1999) to December 31, 2002 of Newport International Group, Inc in conformity with accounting principles generally accepted in the United States.

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


                            RACHLIN COHEN & HOLTZ LLP


West Palm Beach, Florida
April 22, 2003

                         Berkovits, Lago & Company, LLP
                  Certified Public Accountants and Consultants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Newport International Group, Inc.

We have audited the accompanying balance sheet of Newport International Group, Inc. as of December 31, 2003, and the related statements of operations and comprehensive loss, changes in stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport International Group, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Berkovits, Lago & Company, LLP


Ft. Lauderdale, Florida
April 9, 2004

                        NEWPORT INTERNATIONAL GROUP, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET


                                     ASSETS

                                                                    December 31,
                                                                        2003
                                                                        ----


Cash ...........................................................    $     7,473
                                                                    -----------

Total Assets ...................................................    $     7,473
                                                                    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:

    Accounts payable and accrued liabilities ...................         45,104

    Convertible debenture payable, affiliated entity ...........        370,000

    Loan payable, affiliated entity ............................         10,000

    Note payable, affiliated entity ............................        100,000

    Accrued premiums on loans payable to affiliated entity .....        150,000

    Accrued interest, affiliated entity ........................        164,368
                                                                    -----------

Total Liabilities ..............................................        839,472
                                                                    -----------

Commitments ....................................................              -

Stockholders' Deficiency:
    Preferred stock - $.0001 par value,
      5,000,000 shares authorized, no shares
      issued and outstanding ...................................              -
    Common stock - $.0001 par value,
      20,000,000 shares authorized,
      1,009,112 shares issued and outstanding ..................            101
    Additional paid-in capital .................................      1,724,675
    Deficit accumulated during development stage ...............     (2,556,775)
                                                                    -----------
Total Stockholders' Deficiency .................................       (831,999)
                                                                    -----------

Total Liabilities and Stockholders' Deficiency .................    $     7,473
                                                                    ===========

                       See notes to financial statements.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                        Year Ended December 31,     Cumulative
                                      --------------------------       From
                                         2003            2002        Inception
                                         ----            ----        ---------

Revenues:
     Net investment income(loss) ..   $   (16,158)   $     3,169    $    (9,021)
                                      -----------    -----------    -----------

Costs and Expenses:
     Professional fees ............       150,405        490,195        730,159
     Consulting fees ..............         9,000        440,900        572,648
     Rent, related parties ........         5,500         12,690         34,137
     Forfeited land deposit .......        10,000              -         10,000
     Loan fees ....................       160,100         20,053        190,153
     General and administrative ...        47,778        427,546        494,910
     Interest, stockholder ........       118,808        386,939        515,747
                                      -----------    -----------    -----------
                                          501,591      1,778,323      2,547,754
                                      -----------    -----------    -----------

Net Loss ..........................   $  (517,749)   $(1,775,154)   $(2,556,775)
                                                                    ===========

Other Comprehensive Loss ..........             -        (60,374)
                                      -----------    -----------

Comprehensive Loss ................   $  (517,749)   $(1,835,528)
                                      ===========    ===========

Net Loss Per Common Share .........   $     (1.03)   $     (5.30)
                                      ===========    ===========

Weighted Average Common
  Shares Outstanding ..............       504,519        346,439
                                      ===========    ===========

                       See notes to financial statements.

                                            NEWPORT INTERNATIONAL GROUP, INC
                                              (A DEVELOPMENT STAGE COMPANY)

                                    STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                   INCEPTION (DECEMBER 27, 1999) TO DECEMBER 31, 2003



                                                                           Common Stock        Stock       Additional
                                                                       -------------------  Subscription     Paid In
                                                                        Shares     Amount    Receivable      Capital
                                                                       ---------  --------  ------------   -----------
Inception (December 27, 1999) to December 31, 1999:

    Issuance of common stock ........................................   250,000  $     25   $         -   $       475
    Net Loss ........................................................          -         -             -             -
                                                                       ---------  --------   -----------   -----------

Balance, December 31, 1999 ..........................................    250,000        25             -           475

Year Ended December 31, 2000:

    Expenses Paid on Behalf of Company by Stockholder ...............          -         -             -           829
    Net Loss ........................................................          -         -             -             -
                                                                       ---------  --------   -----------   -----------

Balance, December  31, 2000 .........................................    250,000        25             -         1,304

Year Ended December 31, 2001:

    Issuance of common stock ($2.50-$10.00 per share) ...............     20,500         2             -       107,998
    Proceeds from Issuance of Common Stock ($2.00-$20.00 per share) .     46,630         5             -       156,532
    Common Stock Issued for Services ($5.00-$20.00 per share) .......        105         -             -         1,226
    Common Stock Subscribed ($5.00-$20.00 per share) ................     11,555         1       (58,600)       58,599
    Unrealized Losses on Investment Securities ......................          -         -             -             -
    Net Loss ........................................................          -         -             -             -
                                                                       ---------  --------   -----------   -----------

Balance, December 31, 2001 ..........................................    328,790        33       (58,600)      325,659

Year Ended December 31, 2002:

    Common Stock Issued for Services ($3.80-$26.20 per share) .......     45,359         5             -       690,602
    Stock Subscription Cancelled ....................................        (50)        -         1,000        (1,000)
    Stock Subscription Adjustments ..................................          -         -        33,600       (33,600)
    Payment of Stock Subscriptions ..................................          -         -        24,000             -
    Beneficial Conversion on Loan Payable, Stockholder ..............          -         -             -       333,000
    Unrealized Losses on Investment Securities ......................          -         -             -             -
    Net Loss ........................................................          -         -             -             -
                                                                       ---------  --------   -----------   -----------

Balance, December 31, 2002 ..........................................    374,099        38             -     1,314,661

Year Ended December 31, 2003:

    Common Stock Issued for Services ($1.20-$4.00 per share).........     60,009         6             -       226,028
    Common Stock Issued for Debt Payment ($4.00 per share)...........     34,991         3             -       139,963
    Treasury Stock Issued as Collateral for Note ($0.0001 per share)     530,000        53             -           (53)
    Reverse Stock Split of 1 share for 20 shares ....................         13         -             -             -
    Common Stock Issued for Dispute Settlement ($0.0001 per share) ..     10,000         1             -            (1)
    Reverse Unrealized Losses on Investment Securities Sold .........          -         -             -             -
    Forgiveness of Ex-Chief Executive Officer receivable ............          -         -             -      (100,528)
    Reversal of related party accrued salaries ......................          -         -             -       144,605
    Net Loss ........................................................          -         -             -             -
                                                                       ---------  --------   -----------   -----------

Balance, December 31, 2003 ..........................................  1,009,112  $    101   $         -   $ 1,724,675
                                                                       =========  ========   ===========   ===========

                                                       (continued)

                                           See notes to financial statements.

                                                           F-5A

                                            NEWPORT INTERNATIONAL GROUP, INC
                                              (A DEVELOPMENT STAGE COMPANY)

                                    STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                   INCEPTION (DECEMBER 27, 1999) TO DECEMBER 31, 2003
                                                      (continued)
                                                                        Deficit
                                                                      Accumulated   Accumulated
                                                                        During        Other
                                                                      Development  Comprehensive  Treasury
                                                                         Stage         Loss        Stock      Total
                                                                      -----------  -------------  -------- -----------
Inception (December 27, 1999) to December 31, 1999:

    Issuance of common stock ........................................ $         -   $         -     $ -    $       500
    Net Loss ........................................................           -             -       -              -
                                                                      -----------   -----------     ---    -----------

Balance, December 31, 1999 ..........................................           -             -       -            500

Year Ended December 31, 2000:

    Expenses Paid on Behalf of Company by Stockholder ...............           -             -       -            829
    Net Loss ........................................................    (102,969)            -       -       (102,969)
                                                                      -----------   -----------     ---    -----------

Balance, December  31, 2000 .........................................    (102,969)            -       -       (101,640)

Year Ended December 31, 2001:

    Issuance of common stock ($2.50-$10.00 per share) ...............           -             -       -        108,000
    Proceeds from Issuance of Common Stock ($2.00-$20.00 per share) .           -             -       -        156,537
    Common Stock Issued for Services ($5.00-$20.00 per share) .......           -             -       -          1,226
    Common Stock Subscribed ($5.00-$20.00 per share) ................           -             -       -              -
    Unrealized Losses on Investment Securities ......................           -        (4,088)      -         (4,088)
    Net Loss ........................................................    (160,903)            -       -       (160,903)
                                                                      -----------   -----------     ---    -----------

Balance, December 31, 2001 ..........................................    (263,872)       (4,088)      -           (868)

Year Ended December 31, 2002:

    Common Stock Issued for Services ($3.80-$26.20 per share) .......           -             -       -        690,607
    Stock Subscription Cancelled ....................................           -             -       -              -
    Stock Subscription Adjustments ..................................           -             -       -              -
    Payment of Stock Subscriptions ..................................           -             -       -         24,000
    Beneficial Conversion on Loan Payable, Stockholder ..............           -             -       -        333,000
    Unrealized Losses on Investment Securities ......................           -       (60,374)      -        (60,374)
    Net Loss ........................................................  (1,775,154)            -       -     (1,775,154)
                                                                      -----------   -----------     ---    -----------

Balance, December 31, 2002 ..........................................  (2,039,026)      (64,462)      -       (788,789)

Year Ended December 31, 2003:

    Common Stock Issued for Services ($1.20-$4.00 per share).........           -             -       -        226,034
    Common Stock Issued for Debt Payment ($4.00 per share)...........           -             -       -        139,966
    Treasury Stock Issued as Collateral for Note ($0.0001 per share)            -             -       -              -
    Reverse Stock Split of 1 share for 20 shares ....................           -             -       -              -
    Common Stock Issued for Dispute Settlement ($0.0001 per share) ..           -             -       -              -
    Reverse Unrealized Losses on Investment Securities Sold .........           -        64,462       -         64,462
    Forgiveness of Ex-Chief Executive Officer receivable ............           -             -       -       (100,528)
    Reversal of related party accrued salaries ......................           -             -       -        144,605
    Net Loss ........................................................    (517,749)            -       -       (517,749)
                                                                      -----------   -----------     ---    -----------

Balance, December 31, 2003 .......................................... $(2,556,775)  $         -     $ -    $  (831,999)
                                                                      ===========   ===========     ===    ===========



                                           See notes to financial statements.

                                                          F-5B

                                            NEWPORT INTERNATIONAL GROUP, INC
                                              (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENTS OF CASH FLOWS

                                                                                                            Cumulative
                                                                             Year Ended December 31,          from
                                                                              2003            2002           Inception
                                                                              ----            ----          -----------
Cash Flows From Operating Activities:
   Net loss .........................................................     $  (517,749)     $(1,775,154)     $(2,556,775)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation ...................................................             814              867            2,157
     Loss on the sale of investment securities ......................          17,754                -           17,754
     Expenses paid by issuance of common stock ......................         226,034          690,607          917,867
     Expenses paid on behalf of Company by stockholder ..............               -                -              829
     Beneficial conversion on loan payable, stockholder .............               -          333,000          333,000
     Officer advances recorded as compensation ......................               -           25,830           25,830
     Forfeiture of officer salaries .................................         144,605                -          144,605
     Write off of receivable from officer ...........................        (100,528)               -         (100,528)
     Change in operating assets and liabilities:
         Decrease in prepaid financing costs ........................               -            9,868                -
         (Increase) Decrease in land deposits and deferred
            development costs .......................................          53,500          (44,999)               -
         Increase (Decrease) in accounts payable and
            accrued liabilities .....................................          (7,144)          49,832           45,105
         Increase in accrued loan premiums ..........................         150,000                -          150,000
         Increase in liabilities net of assets assumed by officer ...          19,586                -           19,586
         Increase (Decrease) in accrued officers salaries ...........        (361,030)         361,030                -
         Increase in accrued interest, related parties ..............         110,429           53,939          164,368
                                                                          -----------      -----------      -----------
            Net cash used in operating activities ...................        (263,729)        (295,180)        (836,202)
                                                                          -----------      -----------      -----------

Cash Flows From Investing Activities:
     Purchases of property and equipment ............................            (701)            (687)          (3,680)
     Disposal of property and equipment .............................           1,523                -            1,523
     Purchases of investment securities .............................          (1,596)          (3,169)        (275,727)
     Sale of investment securities ..................................         257,972                -          257,972
     Cash advanced to officer .......................................               -                -          (25,830)
                                                                          -----------      -----------      -----------
            Net cash provided by (used in) investing activities .....         257,198           (3,856)         (45,742)
                                                                          -----------      -----------      -----------

Cash Flows From Financing Activities:
     Proceeds from line of credit ...................................               -           49,184           49,184
     Payment of line of credit ......................................         (49,184)               -          (49,184)
     Increase (Decrease) in bank overdraft ..........................         (24,971)          24,971                -
     Proceeds from note payable .....................................         100,000                -          100,000
     Proceeds from loans payable ....................................          50,924                -           50,924
     Proceeds of loans from officers ................................         115,801          132,221          281,482
     Repayment of  loans from officers ..............................        (178,566)               -         (212,026)
     Proceeds from loans from stockholder ...........................               -           68,000          380,000
     Proceeds from issuance of common stock .........................               -                -          157,037
     Proceeds from common stock subscribed ..........................               -           24,000          132,000
                                                                          -----------      -----------      -----------
            Net cash provided by financing activities ...............          14,004          298,376          889,417
                                                                          -----------      -----------      -----------

Net Increase (Decrease) in Cash .....................................           7,473             (660)           7,473

Cash, Beginning .....................................................               -              660                -
                                                                          -----------      -----------      -----------

Cash, Ending ........................................................     $     7,473      $         -      $     7,473
                                                                          ===========      ===========      ===========

                                                       (continued)

                                           See notes to financial statements.

                                                          F-6A

                                            NEWPORT INTERNATIONAL GROUP, INC
                                              (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENTS OF CASH FLOWS
                                                      (continued)
                                                                                                            Cumulative
                                                                             Year Ended December 31,          from
                                                                              2003            2002           Inception
                                                                              ----            ----          -----------

Supplemental Disclosures of Cash Flow Information:
     Interest paid ..................................................     $    20,096      $    27,110
                                                                          ===========      ===========

Supplemental Disclosures of Non-Cash Investing
     and Financing Activities:
         Unrealized loss on investment securities available for sale,
            net of income taxes of $24,000 in 2002 ..................     $         -      $    36,374
                                                                          ===========      ===========

         Common stock issued to pay loans ...........................     $   139,966      $         -
         Loans paid by the issuance of common stock .................        (139,966)               -
                                                                          -----------      -----------

            Net .....................................................     $         -      $         -
                                                                          ===========      ===========



                                           See notes to financial statements.

                                                          F-6B

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION- DEVELOPMENT STAGE COMPANY

             Newport International Group, Inc. was originally incorporated in Delaware on December 27, 1999, to serve as a vehicle to effect a merger, exchange of common stock, asset acquisition or other business combination with a domestic or foreign private business. From October 2000, to December 2003, the Company's plan was to develop commercial, industrial, and residential properties from raw undeveloped land. Since inception, the Company has been principally engaged in organizational activities, business plan development and raising capital. Accordingly, the Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage company.

         NAME CHANGES

             The Company was originally organized as First Philadelphia Capital Corp. As a result of the business combination on October 30, 2000, the Company changed its name to Conservation Anglers Manufacturing, Inc. In January 2001, the Company again amended the Articles of Incorporation and changed its name to Newport International Group, Inc.

         INVESTMENT SECURITIES

             Prior to December 31, 2003, the Company invested in mutual funds which were classified as available-for-sale. Available-for-sale securities were stated at fair value with unrealized holding gains and losses reported, net of deferred taxes, as a separate component of stockholders' equity. Realized gains and losses were calculated using the average cost method. All investment securities were sold in December 2003, resulting in a loss of approximately $18,000, which is shown in net investment income (loss) in the 2003 statement of operations and comprehensive loss.

         DEFERRED DEVELOPMENT COSTS

             Historically, the costs incurred in connection with acquiring and developing real estate had been deferred and capitalized. During 2003, previously deferred costs of $3,500 on an abandoned project were expensed to professional fees.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         FAIR VALUE OF FINANCIAL INSTRUMENTS

             Cash, as well as accounts payable and accrued liabilities reflected in the financial statements, approximate fair value due to the short-term maturity of these instruments.

             Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         INCOME TAXES

             The Company accounts for its income taxes using Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         PREFERRED STOCK

             The Board of Directors is responsible for establishing the rights, preferences, limitations and restrictions of preferred stock.

         NET LOSS PER COMMON SHARE

             The net loss per common share in the accompanying statements of operations has been computed based upon the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. The basic and diluted net loss per common share in the accompanying statement of operations and comprehensive loss is based upon the net loss divided by the weighted average number of shares outstanding during each period. The net loss per share and weighted average number of shares for 2002 have been restated to reflect the reverse stock split of 1 for 20 that occurred in October 2003. Diluted per share data is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable would be antidilutive.

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

         RECENTLY ISSUED ACCOUNTING STANDARDS

             In December 2003, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standard No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS-AN AMENDMENT OF FASB STATEMENTS NO. 87, 88 AND 106. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. This Statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension and for other postretirement benefit plans. Adoption of Statement 132 does not impact the financial position of the Company or its results of operations.

             In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, ACCOUNTING FOR CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, ELEMENTS OF FINANCIAL STATEMENTS. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. Adoption of Statement 150 does not impact the financial position of the Company or its results of operations.

             In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for activities under FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Adoption of Statement 149 does not impact the financial position of the Company or its results of operations.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

             On January 1, 2002, the Company adopted Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS ("Statement 144"). Statement 144 supersedes Financial accounting Standards No. 121, ACCOUNTING FOR LONG -LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. Statement 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a Component of an entity that either has been disposed of or is classified as held for sale. Adoption of Statement 144 does not impact the financial position of the Company or its results of operations.

             On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE ("Statement 148"). Statement 148 amends Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions Statement 123 and Accounting Principals Board Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosures in the summary of significant accounting policies of the effects of an Entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method.

             In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("Statement 146"). Statement 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity." It also substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination." Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of Statement 146 does not impact the financial position of the Company or its results of operations.

             In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, RECISSION OF FASB STATEMENTS NO. 4, 44, AND 64 AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS ("Statement 145"). Statement 145 rescinds FASB Statement No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, and an amendment of that Statement, and FASB Statement No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS. The Company has elected to early adopt this statement effective January 1, 2002. Management does not believe adoption of this statement materially impacted the Company's financial position or results of operations.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  SIGNIFICANT RISKS AND UNCERTAINTIES

         GOING CONCERN CONSIDERATIONS

             The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States which assume that the Company will continue as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. However, for the years ended December 31, 2003 and 2002, the Company generated no operating revenues and, accordingly, suffered net losses of approximately $517,700 and $1,775,000 respectively and had a stockholders deficiency of approximately $832,000 as of December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

             In view of these matters, continuation of the Company as a going concern is dependent upon the success of management to meet its capital and financing requirements. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in the implementation of its plans or that future operations will become profitable. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.  CONVERTIBLE DEBENTURE AND LOAN PAYABLE, AFFILIATED ENTITY

         CONVERTIBLE DEBENTURE

             In 2001, the Company received $312,000 in loans from a stockholder. On January 18, 2002, the Company executed a convertible debenture agreement for $370,000 with this stockholder. The debenture, which provides for interest at 12%, is convertible into common stock of the Company at $0.10 per share and is due on demand. The total estimated fair value of the beneficial conversion feature on the debenture approximated 90% of the face amount at the inception of the loan. As a result, in 2002, the Company recorded a discount in the amount of $307,800 (90% of $342,000 received) and charged this discount as interest expense at the date of issuance, as this is the date the debenture first becomes convertible. In July 2002, when the remaining $28,000 was received, the Company recorded a discount in the amount of $25,200 and charged this discount as interest expense. In December 2003, the stockholder assigned all rights and obligations under this convertible debenture to an entity related to another stockholder.

         LOAN PAYABLE

             In December 2002, the same stockholder advanced an additional $10,000 loan to the Company. The loan is unsecured, provides for interest at 15% commencing December 2002, and was due with accrued interest on June 2, 2003, but was subsequently extended and is due on demand. In December 2003, the stockholder assigned all rights and obligations under this note to an entity related to another stockholder.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.  CONVERTIBLE DEBENTURE AND LOAN PAYABLE, AFFILIATED ENTITY
         (Continued)

         In July 2003, the Company agreed to pay loan premiums totaling $100,000 and interest and fees totaling approximately $158,000 on both of the above debts to this stockholder. Both of the above debts, and their related accrued premiums, interest and fees, were settled for cash and securities in February 2004.

NOTE 4.  NOTE PAYABLE, AFFILIATED ENTITY

         On June 6, 2003, the Company executed a secured promissory note for $100,000 with an entity affiliated to another company stockholder. The interest rate was 12% and the maturity date was December 1, 2003. The note was collateralized by 10,600,000 shares (530,000 shares after 1 for 20 reverse stock split) of newly issued restricted common stock of the Company and 4,700,000 shares (235,000 shares after 1 for 20 reverse stock split) of the Company's common stock owned by certain directors and controlling stockholders of the Company. At maturity, the Company was to pay the $100,000 principal, accrued interest of $6,000, plus a premium payment of $50,000 and, in addition, 1,200,000 shares (60,000 shares after 1 for 20 reverse stock split) of the 10,600,000 newly issued shares (530,000 shares after 1 for 20 reverse stock split) held in escrow. On October 16, 2003, the note was assigned to another entity affiliated to the original note holder.

         This indebtedness was settled for cash and stock in February 2004.

NOTE 5.  LINE OF CREDIT

         In 2002, the Company established a prime plus 1.5% line of credit for $50,000 with a bank. The line of credit was collateralized by the Company's investment securities. The amounts outstanding under the line of credit were paid in December 2003, upon the sale of the securities.

NOTE 6.  RELATED PARTY TRANSACTIONS

         OFFICER COMPENSATION

             During 2002, the Company accrued approximately $97,000 of compensation to the Ex-Chief Executive Officer. In December 2003, pursuant to a General Release Agreement dated December 17, 2003, the Ex-Chief Executive Officer relinquished all rights to any amounts due to him, and thus, all 2002 accrued compensation was reversed to additional paid-in capital in 2003.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6.  RELATED PARTY TRANSACTIONS (Continued)

         OFFICER COMPENSATION (Continued)

             During 2002, the Company also accrued approximately $264,000 of compensation to another ex-officer. In 2003, this other ex-officer was given 1,800,000 shares (90,000 shares after 1 for 20 reverse stock split) of the Company's restricted common stock as compensation for services to the Company for the period April 2000 through December 2003, and as payment of loans made and loans and obligations assumed by the ex-officer. The fair value of the common stock issued was $360,000. The amount applicable to compensation was approximately $216,400, and thus, approximately $47,600 of 2002 accrued compensation was reversed to additional paid-in capital in 2003. In December 2003, an additional 10,000 shares of common stock was issued to the ex-officer in settlement of disputes with the Company.

         LOANS FROM OFFICER

             Since inception the Company has made advances to and received advances from the Company's Ex-Chief Executive Officer. These advances were generally due on demand, were non-interest bearing and primarily related to operating expenses such as utilities, telephone, professional fees and internet services incurred on behalf of the Company and reimbursed to the Ex-Chief Executive Officer. In December 2003, in conjunction with the General Release Agreement, net receivables from the Ex-Chief Executive Officer of approximately $100,500 were charged to additional paid-in capital.

         TRANSACTIONS WITH STOCKHOLDERS

             The Company entered into an agreement dated September 16, 2002 with a stockholder for certain referral and financial services. The Company issued 90,000 shares (4,500 shares after 1 for 20 reverse stock split) of its common stock on September 18, 2002 for these services. The market value of the common stock issued September 18, 2002 was $0.24 a share, or a total of $21,600, which was recorded as consulting fees.

             The Company issued 160,000 shares (8,000 shares after 1 for 20 reverse stock split) of its common stock on September 4, 2002 to a stockholder for referral services. The market value of the common stock issued on September 4, 2002 was $0.75 a share, or a total of $120,000, which was recorded as professional fees.

             The Company issued 5,300 shares (265 shares after 1 for 20 reverse stock split) of its common stock to a stockholder on August 16, 2002 for development, and building the Company's website. The market value of the common stock issued on August 16, 2002 was $1.05 a share, or a total of $5,565, which was recorded as website costs.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6.  RELATED PARTY TRANSACTIONS (Continued)

         OPERATING LEASES

             In 2002, the Company entered into a rental agreement with the Ex-Chief Executive Officer to rent space for office facilities. The terms of the agreement were month-to-month for $500 a month. Additionally, in 2001, the Company leased an automobile on behalf of a director. The terms of this non-cancelable operating lease calls for 36 monthly payments of approximately $550. In December 2003, the space rental agreement was terminated and the Ex-Chief Executive Officer assumed all liability for the automobile lease.

             For the years ended December 31, 2003 and 2002, rent expense under these leases approximated $11,600 and $13,000 respectively.

NOTE 7.  COMMITMENTS

         LAND CONTRACTS

             On February 12, 2002, the Ex-Chief Executive Officer executed a land contract to purchase approximately 2,300 acres of land for $15,000,000. Pursuant to the land acquisition, the Company deposited $10,000 in escrow pending closing on April 30, 2002. The closing was ultimately extended various times, in consideration for an additional $25,000 non-refundable deposit. The outstanding check for the deposit of $25,000 was never cashed. Therefore, in December 2003, the check was voided and deferred development costs were reduced by the $25,000. All rights and obligations to this project have been assigned to an entity related to an ex-officer of the Company. Consequently the original $10,000 deposit was forfeited and expensed in December 2003.

             In December 2001, the Ex-Chief Executive Officer entered into purchase contracts to acquire 45 acres (9 lots) of vacant land in Wellington, Florida for a total purchase price of $470,000. In April 2002, the Ex-Chief Executive Officer closed on two of the nine lots and in May 2002, closed on a third lot. The remaining six lots were to be purchased when and if financing became available. The Ex-Chief Executive Officer was to transfer the vacant land to the Company in exchange for a purchase price equal to his cost. Deposits totaling $15,000 were paid by the Company in 2002, and were recorded as land deposits. Since the lots were never transferred to the Company, the $15,000 became a receivable from the Ex-Chief Executive Officer, and in December 2003, was written off to additional paid-in capital, pursuant to the General Release Agreement.

NOTE 8.  STOCK ISSUED FOR SERVICES RENDERED

         MANAGEMENT AND CONSULTING AGREEMENTS

             The Company entered into an agreement dated April 26, 2002, with a third party for certain consulting services. The Company issued 20,000 shares (1,000 shares after 1 for 20 reverse stock split) of its common stock on April 24, 2002, for this service. The estimated fair value of the common stock issued April 24, 2002, was $.19 a share, or a total of $3,800, which was recorded as consulting fees.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8.  STOCK ISSUED FOR SERVICES RENDERED (Continued)

         MANAGEMENT AND CONSULTING AGREEMENTS (Continued)

             The Company entered into an agreement dated July 25, 2002 with an individual for certain consulting and business development services. The Company issued 50,000 shares (2,500 shares after 1 for 20 reverse stock split) of its common stock on August 16, 2002 for these services. The market value of the common stock issued August 16, 2002 was $1.05 a share, or a total of $52,500, which was recorded as consulting fees.

             The Company entered into an agreement dated August 13, 2002 with an individual for certain consulting services. The Company issued 100,000 shares (5,000 shares after 1 for 20 reverse stock split) of its common stock on August 16, 2002, 20,000 shares (1,000 shares after 1 for 20 reverse stock split) of its common stock on August 21, 2002, and 180,000 shares (9,000 shares after 1 for 20 reverse stock split) of its common stock on August 22, 2002 for these services. The market value of the common stock issued on August 16, 2002 was $1.05 a share, or $105,000; the market value of the common stock issued on August 21, 2002 was $1.05 a share, or $21,000; and, the market value of the common stock issued on August 22, 2002 was $1.31 a share, or $235,800. Therefore, a total of $361,800 was recorded as consulting fees.

         PROFESSIONAL SERVICES AGREEMENTS

             The Company entered into an agreement dated July 19, 2002 with an individual for certain professional services. The Company issued 50,000 shares (2,500 shares after 1 for 20 reverse stock split) of its common stock on August 16, 2002 and 200,000 shares (10,000 shares after 1 for 20 reverse stock split) of its common stock on September 15, 2002 for these services. The market value of the common stock issued on August 16, 2002 was $1.05 a share, or $52,500, and the market value of the common stock issued on September 15, 2002 was $0.22 a share, or $44,000. Therefore, a total of $96,500 was recorded as professional fees.

             The Company entered into an agreement dated February 6, 2002 with an individual for certain professional services. The Company issued 20,000 shares (1,000 shares after 1 for 20 reverse stock split) of its common stock on August 29, 2002 for these services. The market value of the common stock issued on August 29, 2002 was $1.31 a share, or a total of $26,200, which was recorded as professional fees.

             The Company issued 450 shares (23 shares after 1 for 20 reverse stock split) of its common stock to an individual on August 16, 2002 for managing the Company's website. The market value of the common stock issued on August 16, 2002 was $1.05 a share, or a total of $473, which was recorded as website costs.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8.  STOCK ISSUED FOR SERVICES RENDERED (Continued)

         PROFESSIONAL SERVICES AGREEMENTS (Continued)

             The Company entered into an agreement dated February 18, 2003, with an entity for certain professional services in connection with preparing a private placement memorandum with which the Company hoped to issue and sell its own corporate bonds; however, as of December 31, 2003, no placement has been made and no bonds have been issued. The agreement required a $20,000 non-refundable engagement fee, with $5,000 due at signing, which the Company has paid, and the balance of $15,000 due at the Company's earliest convenience. The Company issued 100,000 shares (5,000 shares after 1 for 20 reverse stock split) of its restricted common stock on June 6, 2003, in payment of the balance due. The 100,000 shares (5,000 shares after 1 for 20 reverse stock split) issued were valued at $.06 a share, the market value at date of issue. Therefore, $6,000 was recorded as professional fees.


NOTE 9.  STOCK OPTION PLAN

         During 2002, the Company adopted the 2002 Stock Option and Stock Award Plan which provides for granting of incentive stock options in order to attract, retain and motivate highly qualified and competent key employees, consultants, independent contractors, officers and directors. The total number of shares to be issued under this program amounts to 1,000,000. As of December 31, 2002, the Company had issued 875,750 shares (43,787 shares after 1 for 20 reverse stock split) of common stock pursuant to this registration. No stock options have been granted as of December 31, 2003, and for the year then ended.

NOTE 10. REVERSE STOCK SPLIT

         On December 10, 2003, the Company completed a 1 for 20 reverse stock split. The reverse stock split reduced the number of shares of common stock issued and outstanding, but did not alter the number of shares of common stock the Company is authorized to issue or the par value of the stock. All outstanding options, warrants, and convertible securities entitling the holders to purchase or convert shares of common stock were reduced to 1/20 of the number of shares such holders would have been entitled to before the reverse stock split. Additionally, the statements of stockholders' equity has been adjusted to reflect the number of shares pursuant to each transaction since inception.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. INCOME TAXES

         As of December 31, 2003, the Company had net operating loss carryforwards of approximately $2,557,000 which expire at various times through 2023. The Company has not recognized any benefit of such net operating loss carryforwards in the accompanying financial statements. A 100% valuation allowance has been recognized to offset the entire effect of the Company's deferred tax asset. Significant components of the Company's deferred tax asset as of December 31, 2003 and 2002, were as follows:

                                                         2003           2002
                                                         ----           ----
         From net operating loss carryforwards ..      $869,000      $ 500,000
         Accrued stockholder compensation .......         - 0 -        135,000
         Unrealized loss on investments .........         - 0 -         24,000
                                                       --------      ---------
            Total deferred tax asset ............       869,000        659,000
            Less valuation allowance ............      (869,000)      (659,000)
                                                       --------      ---------
               Net deferred tax asset ...........      $  - 0 -      $   - 0 -
                                                       ========      =========


         In accordance with certain provisions of the Tax Reform Act of 1986, the change in ownership that took place in December 2003, placed a limitation on the corporation's ability to utilize its existing tax benefit carryforwards. The Company's utilization of its tax benefit carryforwards may also be restricted in the event of possible future changes in the ownership of the Company from the future issuances of common stock.

NOTE 12. SUBSEQUENT EVENTS

         ACQUISITION

             On January 9, 2004, the Company entered into a Letter of Intent to acquire GrassRoots Communications, Inc. ("GrassRoots"), a provider of internet application sharing and conferencing software, in a share for share exchange of stock. The acquisition was completed on February 9, 2004, making GrassRoots a wholly owned subsidiary of the Company. The Company on that same date named Mr. Cery Perle, the President and Chief Executive Officer of GrassRoots, as the Chief Executive Officer and Chairman of the Board of Directors. Shareholders of GrassRoots were issued a total of 12,304,353 shares of common stock of the Company and the Company assumed all warrants, options and other derivatives including a total of $1,750,000 in GrassRoots convertible notes which mature in the first quarter of 2006. At the closing, GrassRoots had approximately $392,000 in cash and an additional $175,000 in commitments under a prior financing which was received as of March 1, 2004.

                        NEWPORT INTERNATIONAL GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 12. SUBSEQUENT EVENTS (Continued)

         SETTLEMENT OF DEBT

             On February 23, 2004, pursuant to a notification of default by the holder, the Company settled its outstanding notes to a stockholder, its affiliated entity and other participants. In connection with the settlement of all debt (the $370,000 convertible debenture and the $10,000 loan along with the related accrued loan premium of $100,000 and accrued interest of $158,368 due to a stockholder, and the loan of $100,000 along with the accrued loan premium of $50,000 and accrued interest of $6,000 to an affiliated entity) the Company disbursed $250,000 in cash and 1,365,000 shares of common stock, and 530,000 shares of common stock are being returned to treasury from escrow.