Form 10QSB
period 2004-03-31
NEWPORT INTERNATIONAL GROUP INC
filed 2004-05-24
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                     ______________________________________

                                   FORM 10-QSB
                     ______________________________________

         |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

         |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934


                        Commission file number 000-30451


                        NEWPORT INTERNATIONAL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


                  DELAWARE                               23-3030650
        (State or other jurisdiction                   (IRS Employer
             of incorporation)                       Identification No.)


                   73061 EL PASEO, SUITE 202 PALM DESERT 92260
               (Address of principal executive offices) (Zip Code)


                                 (760) 779-0251
                 Issuer's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Transitional Small Business Disclosure Format: Yes |_|  No |X|

The total number of shares of the issuer's common stock, $.001 par value, outstanding at May 15, 2004 was 14,233,465.

When used in this quarterly report, the terms "Newport," "we," and "us" refers to Newport International Group, Inc., a Delaware corporation, and its subsidiary, Grass Roots Communications, Inc., a Delaware corporation ("Grass Roots").

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS ASSUMPTIONS AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, ECONOMIC, POLITICAL AND MARKET CONDITIONS AND FLUCTUATIONS, GOVERNMENT AND INDUSTRY REGULATION, INTEREST RATE RISK, U.S. AND GLOBAL COMPETITION, AND OTHER FACTORS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. YOU SHOULD CONSIDER THE AREAS OF RISK DESCRIBED IN CONNECTION WITH ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE HEREIN. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. READERS SHOULD CAREFULLY REVIEW THIS ANNUAL REPORT IN ITS ENTIRETY, INCLUDING BUT NOT LIMITED TO OUR FINANCIAL STATEMENTS AND THE NOTES THERETO AND THE RISKS DESCRIBED IN "ITEM 1. DESCRIPTION OF BUSINESS--RISK FACTORS." EXCEPT FOR OUR ONGOING OBLIGATIONS TO DISCLOSE MATERIAL INFORMATION UNDER THE FEDERAL SECURITIES LAWS, WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS, TO REPORT EVENTS OR TO REPORT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                        NEWPORT INTERNATIONAL GROUP, INC.

                              INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

       Historical Financial Statements (Unaudited)

         Consolidated Balance Sheet (Unaudited)................................4

         Consolidated Statements of Operations (Unaudited).....................5

         Consolidated Statements of Cash Flows (Unaudited).....................6

         Notes to Consolidated Financial Statements (Unaudited)................8

     Item 2. Management's Discussion and Analysis or Plan of Operation........21

     Item 3. Controls and Procedures..........................................36



PART II - OTHER INFORMATION

     Item 1. Legal Proceedings................................................37

     Item 2. Changes in Securities and Small Business Issuer Purchase of
             Equity Securities................................................37

     Item 3. Defaults Upon Senior Securities..................................38

     Item 4. Submission of Matters to a Vote of Security Holders..............38

     Item 5. Other Information................................................38

     Item 6. Exhibits and Reports on Form 8-K.................................38

     Signatures...............................................................39

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                                                    (UNAUDITED)
                                                                  MARCH 31, 2004
                                                                  --------------
                                     ASSETS
Current assets:
     Cash and cash equivalents .................................   $     22,490
     Due from related party ....................................          4,900
                                                                   ------------
         Total current assets ..................................         27,390

Website development costs, net of
  accumulated amortization of $8,750 ...........................         26,250
Property and equipment, net of
  accumulated depreciation of $5,606 ...........................         38,681
Deferred financing costs, net of
  accumulated amortization of $29,588 ..........................        252,776
Other ..........................................................          2,228
                                                                   ------------

                                                                   $    347,325
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses .....................   $    292,916
     Current portion of capital lease obligations ..............         10,540
     Due to stockholder ........................................         15,000
                                                                   ------------
         Total current liabilities .............................        318,456

Convertible notes and related accrued interest,
  net of debt discount of $515,373 .............................      1,267,651
Capital lease obligations, net of current portion ..............         16,688
Other long-term liability ......................................          6,426
                                                                   ------------

         Total liabilities .....................................      1,609,221
                                                                   ------------

Commitments and contingencies
Stockholders' deficit:
     Common stock, $0.00001 par value; 20,000,000 shares
       authorized; 14,233,365 shares issued and outstanding ....            142
     Additional paid-in capital ................................      9,613,183
     Deficit accumulated during development stage ..............    (10,875,223)
                                                                   ------------
         Total stockholders' deficit ...........................     (1,261,896)
                                                                   ------------

                                                                   $    347,325
                                                                   ============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                        NEWPORT INTERNATIONAL GROUP, INC.
                                          (A DEVELOPMENT STAGE COMPANY)

                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
                                                         FOR THE             FOR THE        FOR THE PERIOD FROM
                                                       THREE-MONTH         THREE-MONTH         JUNE 12, 2002
                                                      PERIOD ENDED        PERIOD ENDED      (DATE OF INCEPTION)
                                                     MARCH 31, 2004      MARCH 31, 2003      TO MARCH 31, 2004
                                                     --------------      --------------     -------------------
Revenues .....................................         $         -          $       -          $          -

Operating expenses
Sales, general and administrative ............           1,107,557            945,419             6,511,205
                                                       -----------          ---------          ------------

         Operating loss ......................          (1,107,557)          (945,419)           (6,511,205)
                                                       -----------          ---------          ------------

Interest expense .............................             844,337                  -               881,136
                                                       -----------          ---------          ------------

Loss before loss on
extinguishment of debt .......................          (1,951,894)          (945,419)           (7,392,841)

Loss on extinguishment of debt ...............           3,482,382                  -             3,482,382
                                                       -----------          ---------          ------------

Net loss .....................................         $(5,434,276)         $(945,419)         $(10,875,223)
                                                       ===========          =========          ============

Loss per share

Basic and diluted loss per share .............         $     (0.64)         $   (2.18)
                                                       ===========          =========

Weighted average common
shares used to compute basic
and diluted loss per share ...................           8,473,752            434,099
                                                       ===========          =========

             The accompanying notes are an integral part of these consolidated financial statements

                                                      - 5 -

                                        NEWPORT INTERNATIONAL GROUP, INC.
                                          (A DEVELOPMENT STAGE COMPANY)

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   FOR THE THREE MONTHS      FOR THE PERIOD FROM
                                                                     ENDED  MARCH 31,           JUNE 12, 2002
                                                                 -------------------------   (DATE OF INCEPTION)
                                                                    2004            2003      TO MARCH 31, 2004
                                                                 -----------     ---------   -------------------
                                                                 (UNAUDITED)    (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ...................................................   $(5,434,276)    $(945,419)      $(10,875,223)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Amortization of debt discount ............................        16,926             -             18,819
    Loss on extinguishment of debt ...........................     3,482,382             -          3,483,282
    Loss on sale of property and equipment ...................             -             -             29,906
    Beneficial conversion feature of convertible debt ........       771,960             -            771,960
    Depreciation and amortization ............................        11,353         3,622             45,050
    Write-off of deposit on Focus Focus. com .................             -             -            100,000
    Amortization of deferred financing costs .................        26,176             -             29,588
    Fair value of stock options issued to employees and
     consultants for services rendered .......................       494,672       603,597          2,721,794
    Common stock issued to consultants for services rendered .             -       153,000            275,750
  Changes in operating assets and liabilities:
    Due from related party ...................................        18,500       (22,000)            (4,900)
    Prepaid expenses and other current assets ................         4,000        45,633                  -
    Accounts payable and accrued expenses ....................        49,273        61,219            249,505
    Accrued interest on convertible promissory notes .........        34,999             -             40,723
    Other long-term liability ................................             -             -              6,426
                                                                 -----------     ---------       ------------

       Net cash used in operating activities .................      (711,305)     (100,348)        (3,108,220)
                                                                 -----------     ---------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Change in other assets ...................................             -             -             (2,228)
    Cash acquired from merger ................................        16,196             -             16,196
    Assets acquired from Focus Focus, Inc. ...................             -      (169,395)                 -
    Deposit on acquisition of Focus Focus.com Inc. ...........             -             -           (100,000)
    Proceeds from sale of property and equipment .............             -             -             60,073
    Website development costs ................................             -             -            (35,000)
    Purchase of equipment ....................................             -      (102,404)          (133,057)
                                                                 -----------     ---------       ------------

       Net cash from investing activities ....................        16,196      (271,799)          (204,016)
                                                                 -----------     ---------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payment on capital lease obligations .....................             -             -              4,675
    Proceeds from issuance of convertible promissory notes ...     1,025,989             -          1,734,056
    Proceeds from exercise of stock options ..................             -             -            325,000
    Advances from stockholder ................................             -             -             15,000
    Collection of stock subscription receivable ..............             -        81,000             81,000
    Proceeds from issuance of common stock ...................             -       390,104          1,617,925
    Payment of deferred financing costs ......................      (139,092)            -           (192,930)
    Payment of notes payable .................................      (250,000)            -           (250,000)
                                                                 -----------     ---------       ------------

       Net cash provided by financing activities .............       636,897       471,104          3,334,726
                                                                 -----------     ---------       ------------
NET INCREASE (DECREASE) IN CASH ..............................       (58,212)       98,957             22,490
CASH, beginning of period (inception) ........................        80,702         5,866                  -
                                                                 -----------     ---------       ------------

CASH, end of period ..........................................   $    22,490     $ 104,823       $     22,490
                                                                 ===========     =========       ============
                                                                                                  (continued)
             The accompanying notes are an integral part of these consolidated financial statements

                                                      - 6 -

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

The Company has not paid any income taxes and interest since inception.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the three-month period ended March 31, 2004, the Company entered into the following transactions:

The Company issued warrants valued at $494,672 to noteholders in connection with the issuance of the convertible notes and recorded a corresponding debt discount.

The Company settled remaining obligations amounting to $544,368 with the issuance of 1,365,000 shares of common stock valued at $4,026,750.

During the three-month period entered March 31, 2003, the Company entered into an agreement to acquire the assets of Focus Focus.com, Inc. (Focus Focus).The Company had paid an initial deposit of $100,000 during 2002. In connection with the transaction, the Company issued notes payable to the owners of Focus Focus of $1,447,608, net of discount, and increased its goodwill related to this acquisition by a corresponding amount.



                 The accompanying notes are an integral part of
                     these consolidated financial statements

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Newport International Group, Inc. (the "Company") is a development stage company incorporated in Delaware in December 1999. During February 2004, the Company acquired GrassRoots Communications, Inc. ("GrassRoots") . The Company will sell web-based conferencing services to business professionals, small office and home office companies, and small to medium sized businesses. The Company's product centers on web-based collaborative tools for small-business professionals and features document and application sharing in a collaborative environment. Included in the web-conferencing is the ability to communicate with participants using voice over Internet and video viewing. The product also includes the ability to collaborate via a whiteboard application to annotate drawings and pictures.

The primary means of sales of the product will be through a direct sales force, application download from websites and direct marketing activities. The Company is currently developing partnerships with value-added resellers who exist in both audio/video and networking technologies, as well as manufacturers of networking and audio/video products specific to PC-based web conferencing. The Company has also established sales relationships with office product superstores and computer superstores.

The acquisition of GrassRoots was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as GrassRoots as the acquiror. The results of operations discussed below represent the operations of GrassRoots through February 9, 2004. The results of operations subsequent to that date reflect the consolidated operations of GrassRoots and the Company. We have retroactively restated our net loss per share and the stockholders' deficit section of our balance sheet to reflect the reverse acquisition.

The accompanying financial statements have been prepared on a going concern basis. However, the Company has not generated any revenue since its inception on June 12, 2002, and has incurred net losses of approximately $10.9 million and had negative cash flows from operations of approximately $3.1 million since its inception through March 31, 2004. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN (CONTINUED)

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE ENTERPRISE

The Company's planned principal operations have not yet commenced. Accordingly, the Company's activities have been accounted for as those of a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES. All losses since inception have been considered as part of the Company's development stage activities.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the realization of receivables and the recoverability of long-lived assets. Actual results will differ from these estimates.

UNAUDITED INTERIM FINANCIAL DATA

These interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2004. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

UNAUDITED INTERIM FINANCIAL DATA-CONTINUED

for the quarterly periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full years.

BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share is based on the weighted average number of common shares and common share equivalents outstanding. The outstanding warrants and stock options are excluded from the loss per share computation due to their antidilutive effect. The weighted average number of common shares used in the computation of net loss per share for the three-month period ended March 31, 2003 has been retroactively adjusted to reflect a reverse stock-split which occurred in October 2003.

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the three-month period ended March 31, 2004, the Company had reached balances of approximately $370,000 in excess of the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments. The estimated fair value of its related-party note payable is not determinable as the transaction is with a related party. The carrying amount of the convertible notes approximates estimated fair value of for these financial instruments as management believes the notes bear interest at rates approximating the current rates at which loans with similar terms would be made.

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established,

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

SOFTWARE DEVELOPMENT COSTS-CONTINUED

any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of March 31, 2004.

WEBSITE DEVELOPMENT COSTS

The Company capitalizes website development costs in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-02, ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS. Website development costs are amortized on a straight-line basis over one year.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in other income (expense) in the accompanying statements of operations.

LONG-LIVED ASSETS

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2004, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in future impairment of long-lived assets.

DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in connection with the issuance of the convertible promissory notes. Deferred financing costs are being amortized over the terms of the related debt agreements.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

STOCK-BASED COMPENSATION

Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE, effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions are required, however, for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

The Company has adopted the disclosure requirements of SFAS No. 148 effective January 1, 2003. The adoption of this standard did not have a significant impact on the Company's financial condition or operating results.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

STOCK-BASED COMPENSATION-CONTINUED

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25. As permitted by SFAS No. 123, as amended by SFAS No. 148, the Company has chosen to continue to account for its employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148. Had employee stock based compensation cost been determined using the fair value method the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                      MARCH 31,       MARCH 31,
                                                        2004             2003
                                                     -----------      ---------

Net loss as reported ...........................     $(5,434,276)     $(945,419)
Add:
     Stock-based compensation expense
     included in reported net loss, net
     of related tax effects ....................         227,406        186,406
Deduct:
     Total stock-based employee
     compensation expense under fair
     value based method for all awards,
     net of related tax effects ................        (186,768)       (74,707)
                                                     -----------      ---------

Pro forma net loss .............................     $(5,393,639)     $(833,720)
                                                     ===========      =========

The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years.

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INCOME TAXES

the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. The interpretation defines variable interest entities as those in which equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or entities in which equity investors lack certain essential characteristics of a controlling financial interest. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other interest in an entity. The primary beneficiary is required to consolidate the financial position and results of operations of the variable interest entity. In December 2003, the FASB issued revisions to FASB Interpretation No. 46, resulting in multiple effective dates based on the characteristics as well as the creation dates of the variable interest entities, however, with no effective date later than the Company's first quarter of 2004. The Company does not believe that adoption of this statement will have a material impact on its financial position or results of operations because the Company has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of operations.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2004:

         Computer equipment and software ..................   $ 38,481
         Furniture and fixtures ...........................      5,806
                                                              --------
                                                                44,287

         Less accumulated depreciation and amortization ...     (5,606)
                                                              --------

                                                              $ 38,681
                                                              ========

Included in property and equipment at March 31, 2004 is $31,903 related to computer software under capital lease arrangements. There is no accumulated amortization related to such assets as the software has not been placed in operation as of March 31, 2004.

NOTE 4 - CONVERTIBLE DEBT

In December 2003 the Company commenced a private placement offering of 8% convertible promissory notes (the "Follow-on Financing"). The promissory notes bear interest at 8% per annum, and are payable quarterly commencing March 30, 2004. The promissory notes are convertible into shares of the Company's common stock, at anytime, at the option of the holder at a conversion price of $0.75 per share, subject to antidilution provisions, as defined in the promissory note agreements. During the three-month period ending March 31, 2004, in connection with the Follow-on Financing, holders of the convertible promissory notes were issued an aggregate of 1,366,875 warrants to purchase common stock of the Company at an exercise price of $1.25 per share. The warrants are exercisable for a period of five years. The fair value of the warrants at the date of issuance of $495,000 has been recorded as a debt discount. The debt discount is amortized over the terms of the Follow-on Financing. Amortization of the debt discount amounted to approximately $11,000 during the three-month period ended March 31, 2004 and is included in interest expense in the accompanying consolidated statements of operations.

The Company used the following assumption to value the warrants issued during the three-month period ended March 31, 2004: risk-free interest rate: 3.0%; volatility of .42; estimated life of 5 years; and no dividend expected during the term.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - CONVERTIBLE DEBT-CONTINUED

In the event the Company issues any shares of its common stock or issues any options, warrants, convertible preferred stock or convertible debt issuable or convertible into common stock of the Company at an exercise price or conversion price per share less than $0.75 per share within two years following the closing of the Follow-on Financing, then the exercise price of the warrants will reset to such lower price.

The Company has the right to call all of the warrants, if the stock underlying the warrants has been registered (and that registration statement is still effective), the lock-up restriction, as defined, on the common stock has been lifted, and after the lock-up restriction has been lifted the stock maintains a closing bid price above $3.00 for 15 business days. The Company may redeem the warrants for $0.01 if not exercised within 30 days of the call notification.

In connection with the Follow-on Financing a bridge financing which took place in fiscal 2003, the Company was required to pay a fee of approximately $280,000 to the placement agent. The Company has recorded the placement agent fee in deferred financing costs at March 31, 2004, and will amortize these costs over the life of the Follow-on Financing.

The Follow-on Financing closed in March 2004. The principal balance and accrued interest on the promissory notes is due 24 months from the final closing of the Follow-on Financing. During the three-month period ended March 31, 2004, the Company received gross proceeds of $1,025,089 in connection with the Follow-on Financing.

Accrued interest on the convertible promissory notes amounted to approximately $46,000 at March 31, 2004, and is included in convertible promissory notes and related accrued interest in the accompanying consolidated balance sheet.

In accordance with EITF Issue No.00-27,"Application of Issue No. 98-5, Accounting for convertible securities with beneficial conversion features of contingently adjustable conversion ratios, to certain convertible instruments", the Company recorded a beneficial conversion feature related to these notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. As of the issue date, the beneficial conversion feature amounted to approximately $772,000 for the three-month period ended March 31, 2004. This beneficial conversion feature is reflected in the accompanying consolidated financial statements as additional paid-in capital and interest expense.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - STOCKHOLDERS' DEFICIT

ISSUANCE OF COMMON STOCK PURSUANT TO THE MERGER BETWEEN THE COMPANY AND
GRASSROOTS

During February 2004, the Company merged with GrassRoots. At the effective time of the merger, the stockholders of the Company exchanged their securities for approximately 12,300,000 shares of Newport's restricted common stock, representing approximately 93% of the common stock of Newport.

ISSUANCE OF COMMON STOCK PURSUANT TO A SETTLEMENT OF DEBT

During February 2004, pursuant to a notification of default by the holder, the Company settled its outstanding notes to a stockholder, its affiliated entity and other participants. In connection with the settlement of all debt (the $370,000 convertible debenture and the $10,000 loan along with the related accrued loan premium of $100,000 and accrued interest of $158,368 due to a stockholder, and the loan of $100,000 along with the accrued loan premium of $50,000 and accrued interest of $6,000 to an affiliated entity) the Company disbursed $250,000 in cash and 1,365,000 shares of common stock, and 530,000 shares of common stock were returned to us for cancellation.

NOTE 6 - STOCK OPTIONS

In 2002, the Company adopted the 2002 Stock Incentive Plan (the "2002 Plan") under which direct stock awards or options to acquire shares of the Company's common stock may be granted to employees and non-employees of the Company. The Company has authorized 6,000,000 shares of the Company's common stock for grant under the 2002 Plan. The 2002 Plan is administered by the Board of Directors and permits the issuance of options for the purchase of up to the number of available shares outstanding. Options granted under the 2002 Plan vest in accordance with the terms established by the Company's stock option committee and generally terminate five years after the date of issuance.

COMPENSATION EXPENSE RELATED TO STOCK OPTION GRANTS

During the three-month period ended March 31, 2004 and 2003, respectively, the Company granted 200,000 and 2,300,000 options, respectively, to purchase common stock to non-employees for services performed. The exercise prices of such options amounted to $2.40 and ranged from $0.02 and ranged from $0.02 to $1.70 for the three-month period ended March 31, 2004 and 2003, respectively. As a result, the Company recorded consulting expense of approximately $80,000 and $418,000 for the three-month period ended March 31, 2004 and

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - STOCK OPTIONS-CONTINUED

2003, respectively, under SFAS No. 123, which is included in operating expenses in the accompanying statement of operations.

The fair value of the options granted during the three-month period ended March 31, 2004 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.0%; stock volatility of .42; estimated life of 36 months; and no dividend expected during the term.

During the three-month period ended March 31, 2004 and 2003, the Company issued options to purchase an aggregate of 29,000 shares, and 1,525,000 shares, respectively, with a weighted-average exercise price of $0.98 and $0.02 per share, respectively, were granted with below market exercise prices. Included in the accompanying statement of operations is $41,000 and of compensation expense recorded under APB Opinion No. 25 during the three-month period ended March 31, 2004 and 2003, respectively, associated with such option grants. The expense equals the difference between the fair market value of our common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, currently ranging up to 24 months. At March 31, 2004, the Company expects to record an additional $559,219 of compensation expense under APB Opinion No. 25 related to the future vesting of these employee options.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

INDEMNITIES AND GUARANTEES

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California. In connection with its facility leases, the Company has indemnified its lessor for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES-CONTINUED

LITIGATION

On January 6, 2003, the Company entered into a stock purchase agreement (the "Agreement") with Focus Focus.com, Inc. ("Focus Focus") to purchase all of the issued and outstanding capital stock of Focus Focus for cash of $150,000 and promissory notes payable for $1,560,000. In May 2003, the Company received a letter from counsel for the former owners of Focus Focus advising the Company that it was in breach of the Agreement and promissory notes for failing to make scheduled monthly payments. Shortly thereafter, the Company returned the acquired assets and the Focus Focus stock to the former owners of Focus Focus.

In connection with the Agreement, the Company entered into three-month consulting agreements with the former owners of Focus Focus to perform certain consulting services for the Company. As consideration for the services rendered, the Company granted options to purchase 500,000 shares of the Company's common stock, which had an exercise price of $0.02 per share, and vested immediately. The Company contends that the former owners of Focus Focus did not perform under these consulting agreements, and accordingly, cancelled the options and recorded no consulting expense in the accompanying financial statements for the three-month ended March 31, 2004 and 2003, respectively.

No litigation has been filed by either party. However, there is no guarantee that litigation will not arise in this matter.

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of any such matter will have a material effect on the Company's financial position or results of operations.

NEW LEASES

On February 16, 2004, the Company entered into a 39-month non-cancelable lease for a 4,150 square foot office facility in Phoenix, Arizona, which commences March 1, 2004. Under the terms of the lease, the Company is required to pay initial monthly base rent of $2,615, plus common area, insurance and property tax expenses. The base rent will be adjusted annually based on the Consumer Price Index ("CPI").

On March 12, 2004, the Company entered into a 5-year non-cancelable lease for a 4,160 square foot office facility in Palm Desert, California to replace its existing corporate facility. The lease requires the Company to pay initial monthly base rent of $5,154, plus common area, insurance and property tax expenses. The base rent will be adjusted annually based on CPI. The lease is set to commence on April 1, 2004.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - RELATED PARTY TRANSACTIONS

During the three-month period ended March 31, 2004, the Company paid $113,054 of personal expenses on behalf of the majority stockholder and officer. The majority stockholder and officer repaid $131,554 to the Company during the three-month period ended March 31, 2004. The remaining $4,900 and owes $4,900 to the Company at March 31, 2004.

In September 2003, a stockholder advanced $15,000 to the Company. The advances do not bear interest and are payable on demand. The amount is still outstanding at March 31, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      OVERVIEW

The acquisition of Grassroots was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as Grassroots as the acquiror. The results of operations discussed below represent the operations of Grassroots through February 9, 2004. The results of operations subsequent to that date reflect the consolidated operations of Grassroots and Newport. The equity section of the balance sheet and our net loss per share have been retroactively restated to reflect the reverse acquisition.

      PLAN OF OPERATION

Over the course of the next twelve months, we intend to raise additional operating capital, execute our business plan and focus our business development efforts in the following three key areas:

      o By enabling our customers to communicate more effectively with their employees, customers, vendors, and investors through the use of web-conferencing services, collaborative tools and application sharing sevices;

      o By diversifying our product and service offerings to enhance the usefullness of our solutions for customers who will have already adopted one or more products and ;

      o By developing partnering relationships with wide-ranging sales and distribution channel leaders already serving our vertical market space in a way that assists them in developing new revenue streams and opportunities for additional sales and that also reduces their dependency on low margin products that may already be in the final stages of their product lifecycle.

As the demand for our products and services increases, we intend to add who will primarily focus in the following areas: customer service and quality monitoring as well general and administrative to support growing operations.

Once we raise sufficient capital, we also intend to invest in core technology research and product development as well as sales and marketing personnel.

      RESULTS OF OPERATIONS

         THREE-MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO MARCH 31,2003

We have not yet generated any revenues since inception.

SALES, GENERAL  AND ADMINISTRATIVE EXPENSES

Our sales, general and administrative expenses for the three-month period ended March 31, 2004 increased by approximately $160,000 when compared to the same period in 2003. The increase is primarily due to an increase in the number of hirings and related increased compensation paid in cash and stock to employees and consultants to develop and market the company's product offerings.

INTEREST EXPENSE

Our interest expense for the three-month period ended March 31, 2004 increased by approximately $840,000 when compared to the same period in 2003. The increase in interest expense is primarily due to a beneficial feature of approximately $770,000 related to lower conversion rate than fair value of convertible promissory notes issued by the Company in the three-month period ended March 31, 2004. No such convertible promissory notes were issued during the three-month period ended March 31, 2003. Additionally, substantially all of the remaining increase in interest expense results from accrued interest expense and amortization of debt discount related to the issuance of convertible promissory notes issued from December 3003 to March 2004.

LOSS ON EXTINGUISHMENT OF DEBT

Our loss of extinguishment of debt for the three-month period ended March 31, 2004 increase by approximately $3.5 million when compared to the same period in 2003. The increase in our loss of extinguishment of debt result from a non-recurring loss attributable to the settlement of unpaid debt of approximately $500,000 paid with the issuance of shares of our common stock valued at approximately $4.0 million.

LIQUIDITY AND CAPITAL RESOURCES

We have not yet generated any revenues. As a result, our operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on private placement issuances of equity and debt financing instruments.

For the three-month period ended March 31, 2004, our cash operating expenses of approximately $600,000 were funded with proceeds from the issuance of convertible promissory notes amounting to approximately $1,000,000. The remaining proceeds from the convertible promissory notes partially satisfied obligations amounting to approximately $800,000 and to pay financing costs of approximately $140,000. The remaining obligations of approximately $550,000 were satisfied by issuing 1,365,000 shares of our common stock to a creditor. For the period ended March 31, 2003, we have funded our operating expenses of approximately $950,000 by issuing shares of our common stock to employees and contractors amounting to approximately $600,000 and by issuing shares of our common stock for approximately $400,000. We have also made deposits for the benefit of the shareholders of Focus Focus of approximately $170,000 and purchased equipment of approximately $100,000.

We will need to raise a substantial amount of either debt or equity financing over the course of the next twelve months to fund our current level of operations. There can be no assurance, however, that such financing will be available to us or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no commitments for any additional capital.

GOING CONCERN

The Company has not generated any revenue since its inception on June 12, 2002, and has incurred net losses of approximately $10.9 million and had negative cash flows from operations of approximately $3.1 million since its inception through March 31, 2004. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

We are a development stage company and have not started to market our various products. We have not generated revenues from operations since our inception and have no assurance of any future revenues. All losses accumulated since inception have been considered as part of our development stage activities. We will require substantial additional financing for continuing research and development of our products and for the commercialization of our products. There can be no assurances that our operations will become profitable or that we will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to us.

CERTAIN FACTORS WHICH MAY IMPACT FUTURE RESULTS

In addition to the other information in this report, the following factors should be considered in evaluating our financial condition and prospects. These factors may have a significant impact on our business and future operating results.

WE HAVE INCURRED LOSSES AND NEGATIVE CASH FLOW SINCE INCEPTION AND HAVE AN ACCUMULATED DEFICIT AT MARCH 31, 2004, RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that we will continue to operate as a going concern. We have incurred losses from inception, have an accumulated deficit and have experienced negative cash flows from operations since inception. These matters raise substantial doubt about our ability to continue as a going concern.
We will require additional capital to fund our operations. We intend to secure substantial additional financing in the near future to adequately fund our operations for the foreseeable future. However, there can be no assurance that capital, if any, will be available to us on acceptable terms.

The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT

We have not yet formally launched our products and services. We have not generated any revenues since inception. We therefore still have a very limited operating history upon which you may evaluate our operations and future prospects, as well as limited insights into emerging trends that may affect our business. Additionally, the income potential of our business and from our markets is unproven. Because of the emerging nature of the industry, our executives have limited experience in it. As a young company operating in an emerging market, we face risks and uncertainties relating to our ability to implement our business plan successfully. You must consider these risks, uncertainties and difficulties in evaluating our potential for future profitability.

OUR QUARTERLY FINANCIAL RESULTS WILL CONTINUE TO FLUCTUATE MAKING IT DIFFICULT TO FORECAST OUR OPERATING RESULTS

Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

      o  Variability in demand and usage for our product and services;

      o Market acceptance of new and existing services offered by us, our competitors and potential competitors; and

      o Governmental regulations affecting the use of the Internet, including regulations concerning intellectual property rights and security features.

Our limited operating history and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons. Our current and future levels of expenditures are based primarily on our growth plans and estimates of expected future revenues. Such expenditures are primarily fixed in the short term and our sales cycle can be lengthy. Accordingly, we may not be able to adjust spending or generate new revenue sources timely to compensate for any shortfall in revenues. If our operating results fall below the expectation of investors, our stock price will likely decline significantly.

WE NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, AND IF WE ARE UNABLE TO SECURE ADEQUATE FUNDS ON TERMS ACCEPTABLE TO US, WE WILL BE UNABLE TO EXECUTE OUR BUSINESS PLAN AND CURRENT STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION.

As of March 31, 2004, we had approximately $20,000 in cash. Our existing cash is insufficient to fund our operations and meet our working capital and capital expenditure requirements for 2004. Accordingly, we are unable to fund operating and other expenses, working capital and capital expenditures from our operations and we find it necessary to secure additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

The Company requires substantial additional financing for the development and marketing of its existing and future products and services. The Company intends to secure substantial additional financing in the near future. There are no assurances that the Company will obtain sufficient additional financing, that such financing terms will be satisfactory to the Company and that the Company's operations will be profitable in the foreseeable future. If the Company does not secure substantial additional funding to meet its liabilities it may have to issue additional shares of its common stock.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced and these securities may have rights and preferences superior to that of our current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends.

BECAUSE WE EXPECT TO CONTINUE TO INCUR NET LOSSES, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS STRATEGY AND THE PRICE OF OUR STOCK MAY DECLINE.

As of March 31, 2004, we had an accumulated deficit of approximately $10.9 million. We have incurred net losses quarterly from inception through March 31, 2004, and we expect to continue to incur net losses for the foreseeable future.

Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing our business strategy, we must, among other things:

      o Achieve broad customer adoption and acceptance of our products and services;

      o  Successfully raise additional capital in the future;

      o  Successfully integrate, leverage and expand our sales force;

      o  Successfully scale our current operations;

      o  Implement and execute our business and marketing strategies;

      o  Address intellectual property rights issues that effect our business;

      o Develop and maintain strategic relationships to enhance the development and marketing of our existing and new products and services; and

      o Respond to competitive developments in the web conferencing and collaboration solutions industry.

We might not be successful in achieving any or all of these business objectives in a cost-effective manner, if at all, and the failure to achieve these could have a serious adverse impact on our business, results of operations and financial position. Each of these objectives may require significant additional expenditures on our part. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR SUCCESS IS DEPENDENT ON THE PERFORMANCE AND RETENTION OF OUR CHIEF EXECUTIVE OFFICER AND KEY EMPLOYEES

Our business and operations are substantially dependent on the performance of our executive officers and key employees, including Cery B. Perle, all of whom are employed on an at-will basis and have worked together for only a relatively short period of time. The loss of one or several executives could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

WE ARE DEPENDENT ON THE DEVELOPMENT AND THE RATE OF ADOPTION OF MULTIMEDIA BROADCASTS AND THE DELAY OR FAILURE OF THIS DEVELOPMENT WOULD SERIOUSLY HARM OUR BUSINESS.

We are dependent on the development and the rate of adoption of web conferencing and collaboration solutions services and applications and the delay or failure of this development would seriously harm our business. The development of commercial services and applications for web conferencing and collaboration solutions is in its relatively early stages. If the Internet does not develop as an effective medium for the distribution of web conferencing and collaboration solutions to consumers or if businesses predicated on the distribution of web conferencing and collaboration solutions are not profitable or are unable to raise necessary operating capital, then we may not succeed in executing our business plan. Many factors could inhibit the growth of the distribution of multimedia content, including concerns about the profitability of Internet-related businesses, uncertainty about intellectual property rights associated with content shared on our software, multimedia, bandwidth constraints, piracy and privacy.

Our success depends on users having access to the necessary hardware, software and bandwidth, or data transmission capability, to receive and broadcast high quality digital media over the Internet. Congestion over the Internet and data loss may interrupt audio and video streams, resulting in unsatisfying user experiences. The success of multimedia distribution over the Internet depends on the continued rollout of broadband access to consumers on an affordable basis. Widespread adoption of multimedia technology depends on overcoming obstacles to the deployment and use of digital media software, identifying additional viable revenue models for digital media-based businesses, improving audio and video quality and educating customers and users in the use of digital media technology. If digital media technology fails to overcome these obstacles, our business could be seriously harmed.

Because digital recorded music formats, such as MP3, do not always contain mechanisms for tracking the source of ownership of digital recordings, users are able to download and distribute unauthorized or "pirated" copies of copyrighted recorded music over the Internet. This piracy is a significant concern to record companies and artists are reluctant to digitally deliver their recorded music over the Internet. As long as pirated recordings are available, many consumers will choose free pirated recordings rather than paying for legitimate recordings. Accordingly, if this issue is not addressed, our business might be harmed.

OUR PRICING MODEL FOR OUR PRODUCTS AND SERVICES IS UNPROVEN AND MAY BE LESS THAN ANTICIPATED, WHICH MAY HARM OUR GROSS MARGINS

The pricing model of our products and services may be lower than expected as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments or otherwise. Our pricing model depends on the duration of the agreement, the specific requirements of the order, purchase volumes, the sales and service support and other contractual agreements. We expect to experience pricing pressure and anticipate that the average selling prices and gross margins for our products may decrease over product life cycles. We may not be successful in developing and introducing on a timely basis new products with enhanced features and services that can be sold at higher gross margins.

WE MAY BE LIABLE OR ALLEGED TO BE LIABLE TO THIRD PARTIES FOR SOFTWARE AND OTHER CONTENT THAT WE DISTRIBUTE OR MAKE AVAILABLE TO OUR CUSTOMERS

We may be liable or alleged to be liable to third parties software and other content that we distribute or make available to our customers:

      o If the content or the performance of our services violates third party copyright, trademark, or other intellectual property rights;

      o If our customers violates the intellectual property rights of others by providing content trough our services; or

      o If content shared or distributed through our software and services is deemed obscene, indecent, or defamatory.

Any alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management's attention which could have an adverse effect on our business, results of operations and financial condition. We anticipate require our customers to hold us harmless from claims arising from their failure to have the right to distribute software and other content through our software and services for that purpose. However, customers may contest this responsibility or not have sufficient resources to defend claims and we have limited insurance coverage for claims of this nature.

We could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage or any alleged liability could harm our business.

We cannot assure you that third parties will not claim infringement by us with respect to past, current, or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. In addition, these risks are difficult to quantify in light of the continuously evolving nature of laws and regulations governing the Internet. Any claim relating to proprietary rights, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements, and we can not assure you that we will have adequate insurance coverage or that royalty or licensing agreements will be available on terms acceptable to us or at all.

WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY, AND WE MAY BE FOUND TO INFRINGE ON PROPRIETARY RIGHTS OF OTHERS, WHICH COULD HARM OUR BUSINESS

Our intellectual property is critical to our business, and we seek to protect our intellectual property through copyrights, trademarks, patents, trade secrets, confidentiality provisions in our customer, supplier, potential investors, and strategic relationship agreements, nondisclosure agreements with third parties, and invention assignment agreements with our employees and contractors. We cannot assure you that measures we take to protect our intellectual property will be successful or that third parties will not develop alternative solutions that do not infringe upon our intellectual property.

In addition, we could be subject to intellectual property infringement claims by others. Potential customers may be deterred from distributing content over the Internet for fear of infringement claims. If, as a result, potential customers forego sharing content over the Internet, demand for our services and applications could be reduced which would harm our business. Claims against us, and any resultant litigation, should it occur in regard to any of our services and applications, could subject us to significant liability for damages including treble damages for willful infringement. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims. Further, we plan to offer our services and applications to customers worldwide including customers in foreign countries that may offer less protection for our intellectual property than the United States. Our failure to protect against misappropriation of our intellectual property, or claims that we are infringing the intellectual property of third parties could have a negative effect on our business, revenues, financial condition and results of operations.

WE WILL RELY ON STRATEGIC RELATIONSHIPS TO PROMOTE OUR SERVICES AND FOR ACCESS TO LICENSED TECHNOLOGY; IF WE FAIL TO DEVELOP, MAINTAIN OR ENHANCE THESE RELATIONSHIPS, OUR ABILITY TO SERVE OUR CUSTOMERS AND DEVELOP NEW SERVICES AND APPLICATIONS COULD BE HARMED

Due to the evolving nature of our industry, we will need to develop additional relationships to adapt to changing technologies and standards and to work with newly emerging companies with whom we do not have pre-existing relationships. We cannot be certain that we will be successful in developing new relationships or that our partners will view these relationships as significant to their own business or that they will continue their commitment to us in the future. If we are unable to maintain or enhance these relationships, we may have difficulty strengthening our technology development and increasing the adoption of our brand and services.

COMPETITION MAY DECREASE OUR MARKET SHARE, REVENUES, AND GROSS MARGINS

We face intense and increasing competition in the web conferencing and collaboration solutions market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for web conferencing and collaboration solutions , the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

      o  Service functionality, quality and performance;

      o  Ease of use, reliability and security of services;

      o  Establishing a significant base of customers and distribution partners;

      o  Ability to introduce new services to the market in a timely manner;

      o  Customer service and support; and

      o  Pricing.

Although we do not currently compete against any one entity with respect to all aspects of multimedia broadcast products and services, there are various competitors that provide various products and services in the following categories:

      o  Web conferencing, which provides online meeting functionalities

      o  Web casting, which provides one to many presentation functionalities

      o Collaboration, which provides for document and application sharing as well as user interactivity

      o  Live Video and streaming multimedia

      o  Hosted services

      o  Training, which provides e-learning applications

      o  On-premise software

Our primary competitors are Internet broadcasters, such as WebEx. This company and each of the following companies provide services similar to ours and each has a well-established market presence. We also compete with providers of traditional communications technologies, such as teleconferencing and videoconferencing, as well as applications software and tools companies, such as Centra Software, Microsoft (NetMeeting and Placeware), ON24, Intercall, First Virtual Communications, and Raindance Communications. There are also smaller competitors that focus on certain of our individual market segments, such as investor relations Webcasts.

There are a number of companies that provide outsourced digital media services. As the multimedia broadcast market continues to develop, we expect to see increased competition from traditional telecommunication service providers or resellers of those services. We also face competition from the in-house encoding services, streaming networks and content management systems and encoding services.

All of our competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

OUR INDUSTRY IS EXPERIENCING CONSOLIDATION THAT MAY INTENSIFY COMPETITION

The web conferencing and collaboration solutions industry is undergoing substantial change that has resulted in increasing consolidation and a proliferation of strategic transactions. Many companies in these industries have been going out of business or are being acquired by larger entities. As a result, we are increasingly competing with larger competitors that have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

      o Competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services;

      o Competitors could obtain exclusive access to desirable multimedia content and prevent that content from being available in certain formats, thus decreasing the use of our products and services to distribute and experience the content that audiences most desire, and hurting our ability to attract customers;

      o A competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services; and

      o Other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content; or which could dramatically change the market for our products and services.

Any of these results could put us at a competitive disadvantage that could cause us to lose customers, revenue and market share. They could also force us to expend greater resources to meet the competitive threat, which could also harm our operating results.

IF WE FAIL TO ENHANCE OUR EXISTING SERVICES AND APPLICATIONS PRODUCTS OR DEVELOP AND INTRODUCE NEW WEB CONFERENCING AND COLLABORATION SOLUTIONS SERVICES, APPLICATIONS AND FEATURES IN A TIMELY MANNER TO MEET CHANGING CUSTOMER REQUIREMENTS AND EMERGING INDUSTRY TRENDS OR STANDARDS, OUR ABILITY TO GROW OUR BUSINESS WILL SUFFER

The market for web conferencing and collaboration solutions is characterized by rapidly changing technologies and short product life cycles. These market characteristics are heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of the new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

      o  Identify and respond to emerging technological trends in the market;

      o Enhance our products by adding innovative features that differentiate services and applications from those of our competitors;

      o  Acquire and license leading technologies;

      o Bring new services and applications to market and scale our business on a timely basis at competitive prices; and

      o Respond effectively to new technological changes or new product announcements by others.

We will not be competitive unless we continually introduce new services and applications or enhancements to existing services and applications that meet evolving industry standards and customer needs. In the future, we may not be able to address effectively the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. The technical innovations required for us to remain competitive are inherently complex, require long development schedules and are dependent in some cases on sole source suppliers. We will be required to continue to invest in research and development in order to attempt to maintain and enhance our existing technologies and products, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most development expenses must be incurred before the technical feasibility or commercial viability of new or enhanced services and applications can be ascertained. Revenue from future services and applications or enhancements to services and applications may not be sufficient to recover the associated development costs.

THE TECHNOLOGY UNDERLYING OUR SERVICES AND APPLICATIONS IS COMPLEX AND MAY CONTAIN UNKNOWN DEFECTS THAT COULD HARM OUR REPUTATION, RESULT IN PRODUCT LIABILITY OR DECREASE MARKET ACCEPTANCE OF OUR SERVICES AND APPLICATIONS

The technology underlying services and applications are complex and include software that is internally developed and software licensed from third parties. These software products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or new services and applications or enhancements until after they are sold. Furthermore, because our services and applications are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality product for our customers. Because our customers depend on us for digital media management, any interruptions could:

      o  Damage our reputation;

      o  Cause our customers to initiate product liability suits against us;

      o  Increase our product development resources;

      o  Cause us to lose revenues; and

      o  Delay market acceptance of our services and applications.

WE DO NOT POSSESS PRODUCT LIABILITY INSURANCE, AND OUR ERRORS AND OMISSIONS COVERAGE IS NOT LIKELY TO BE SUFFICIENT TO COVER OUR COMPLETE LIABILITY EXPOSURE

Our business will suffer if our systems fail or our third-party facilities become unavailable A reduction in the performance, reliability and availability of our systems and network infrastructure may harm our ability to distribute our products and services to our customers and other users, as well as harm our reputation and ability to attract and retain customers and content providers. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. We may not have any redundancy in our facilities and therefore any damage or destruction to these would significantly harm our business. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, "denial of service" attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications. This could lead to slower response times or system failures.

Our operations also depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We also depend on Web browsers, ISPs and online service providers to provide access over the Internet to our product and service offerings. Many of these providers have experienced significant outages or interruptions in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of interruptions could continue or increase in the future.

Our digital distribution activities are managed by sophisticated software and computer systems. We must continually develop and update these systems over time as our business and business needs grow and change, and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Web sites could be less attractive to such entities or individuals and our business could be harmed.

Significant portions of our business are dependent on providing customers with efficient and reliable services to enable customers to broadcast content to large audiences on a live or on-demand basis. Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. Any failure of such network providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers and, if we are unable to obtain such capacity on terms commercially acceptable to us our business and operating results could suffer.

Our computer and communications infrastructure is located at a single leased facility in California. We do not have fully redundant systems, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

BECAUSE OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT MAY HAVE THE ABILITY TO CONTROL A SIGNIFICANT PERCENTAGE OF STOCKHOLDER VOTES, THE PREMIUM OVER MARKET PRICE THAT AN ACQUIROR MIGHT OTHERWISE PAY MAY BE REDUCED AND ANY MERGER OR TAKEOVER MAY BE PREVENTED OR DELAYED

Our officers and directors beneficially own or control the voting of approximately [57]% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including:

      o  Election or removal of our Board of Directors;

      o  Amendment of our certificate of incorporation or bylaws;

      o Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us; and

      o  Adoption of stock-based compensation plans.

These stockholders have substantial influence over our management and our affairs. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquiror might otherwise pay.

GOVERNMENT REGULATION COULD ADVERSELY AFFECT OUR BUSINESS PROSPECTS

We do not know with certainty how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, personal privacy and data protection will apply to the Internet or to the distribution of multimedia and other proprietary content over the Internet. Most of these laws were adopted before the advent of the Internet and related technologies and therefore do not address the unique issues associated with the Internet and related technologies. Depending on how these laws developed and are interpreted by the judicial system, they could have the effect of:

      o  Limiting the growth of the Internet;

      o Creating uncertainty in the marketplace that could reduce demand for our products and services;

      o  Increasing our cost of doing business;

      o Exposing us to significant liabilities associated with content distributed or accessed through our products or services; or

      o Leading to increased product and applications development costs, or otherwise harm our business.

Specifically with respect to one aspect of copyright law, on October 28, 1998, the Digital Millennium Copyright Act (or "DMCA") was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our future business activities, the Company and its customers may be required to pay licensing fees in connection with digital sound recordings we deliver or our customers provide on their Web site and through retransmissions of radio broadcasts and/or other audio content. A Copyright Arbitration Royalty Panel has determined that, for eligible non-subscription services, sound recording performance rates should be $0.0014 per performance for the period October 1998-2000, with a surcharge of 9% of the total performance fee for the ephemeral copies used to facilitate such performances. However, that decision is subject to review and revision by the U.S. Copyright Office, and several appeal petitions have been filed. Furthermore, the Copyright Office's review is subject to an appeal to a Federal Court of Appeals. The fees for the same types of transmissions offered on a subscription basis have not been determined and will be the subject of another Copyright Arbitration Royalty Panel proceeding, as will fees for digital phono-record deliveries pursuant to the "mechanical license" provisions of the U.S. Copyright Act. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, and by increasing the cost of doing business for our customers.

Because of this rapidly evolving and uncertain regulatory environment, both domestically and internationally, we cannot predict how existing or proposed laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing digital music. These laws and regulations could harm us by subjecting us to liability or forcing us to change our business.

OUR WEB CONFERENCING SERVICE MAY BECOME SUBJECT TO TRADITIONAL
TELECOMMUNICATIONS CARRIER REGULATION BY FEDERAL AND STATE AUTHORITIES, WHICH WOULD INCREASE THE COST OF PROVIDING OUR SERVICES AND MAY SUBJECT US TO PENALTIES

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

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS LIMITED

The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE INTEREST OF OUR

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

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5 PER SHARE AND IS QUOTED ON THE OTCBB, OUR STOCK IS CONSIDERED A "PENNY STOCK", WHICH CAN ADVERSELY AFFECT ITS

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide Web conferencing and collaboration solutions product and services. Our financial results could be affected by factors such as changes in interest rates and fluctuations in the stock market. We do not use derivative instruments to hedge our investing and financing risks. Due to the limited duration of our short-term investments and their investment grade level, we anticipate no material market risk exposure. Therefore, no quantitative tabular disclosures are presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES," ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement did not impact our financial position, results of operations or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In February 2003, prior to our acquisition of Grass Roots it entered into an oral arrangement with Softserve, Inc. under which Softserve was to provide software development services to Grass Roots. No written agreement was signed due to the parties' inability to agree upon certain terms respecting the ownership of intellectual property. Grass Roots paid $55,000 to Softserve at the commencement of the arrangement. The parties ceased working together in April 2003. In December 2003, Grass Roots filed a complaint in this matter in the Superior Court of California, County of Riverside, case number IMC-039-979, styled Grass Roots Communications, Inc. versus US-Softserve, Inc., SoftServe, Inc., Mark Kapig, Wilfried M. Voge and Bruce Breneton. Grass Roots is alleging breach of oral contract, a common court for money paid, fraud and deceit and negligence misrepresentation. Grass Roots is seeking damages in excess of $100,000. The defendants have filed a response and discovery is proceeding in this matter. We are unable to predict, at this time, the outcome of this litigation.

Other than the foregoing, we are not a party to any pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

During February 2004, we received notices of default from Edge, LLC. on both the $370,000 principal amount convertible debenture and the $100,000 secured promissory note. We satisfied these obligations through the payment of $250,000 and the issuance of 1,365,000 shares of our common stock. These shares were issued in reliance on an exemption from registration available under Section 3(a)(9) of the Securities Act of 1933. The 530,000 shares of our common stock which had previously been issued as collateral for the $100,000 promissory note were returned to us for cancellation.

During February 2004, we issued an aggregate of 12,300,000 shares of our common stock in connection with our acquisition of Grass Roots. These shares were issued in reliance on an exemption from registration under the Securities Act of 1933 in reliance on Rule 506 of Regulation D thereof. There were no underwriters involved in these issuances and we did not pay any commissions. The recipients were either accredited investors or non-accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. EXHIBITS

            31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b. REPORTS ON FORM 8-K

            (1) A report on Form 8-K was filed on February 13, 2004 reporting under Items 1 and 7.

            (2) A report on Form 8-K was filed on February 24, 2004 reporting under Item 5.

            (3) A report on Form 8k/A was filed on April 16, 2004 reporting under Items 1 and 7.

            (4) A report on Form 8-K/A was filed on May 5, 2004 reporting under
                Items 1 and 7.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.


               NEWPORT INTERNATIONAL GROUP, INC.


      By: /s/ Cery B. Perle                                       May 24, 2004
          ---------------------------------------------           ------------
                          Cery B. Perle                               Date
          President, Chief Executive Officer & Director
                    (CHIEF EXECUTIVE OFFICER)
                    (CHIEF FINANCIAL OFFICER)