Form 10QSB
period 2004-06-30
NEWPORT INTERNATIONAL GROUP INC
filed 2004-08-13
CIK 1103577

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The total number of shares of the issuer's common stock, $.001 par value, outstanding at July 31, 2004 was 14,390,045

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

       Historical Financial Statements (Unaudited)

         Consolidated Balance Sheet (Unaudited)................................4

         Consolidated Statements of Operations (Unaudited).....................5

         Consolidated Statements of Cash Flows (Unaudited).....................6

         Notes to Consolidated Financial Statements (Unaudited)................7

     Item 2. Management's Discussion and Analysis or Plan of Operation........20

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

     Item 2. Changes in Securities and Small Business Issuer Purchase of
             Equity Securities................................................37

     Item 3. Defaults Upon Senior Securities..................................38

     Item 4. Submission of Matters to a Vote of Security Holders..............38

     Item 5. Other Information................................................38

     Item 6. Exhibits and Reports on Form 8-K.................................39

     Signatures...............................................................40

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Cash ..........................................................  $     20,807
                                                                   ------------

     Total current assets .......................................        20,807

  Website development costs, net of accumulated
   amortization of $17,500 ......................................        17,500
  Property and equipment, net of accumulated
   depreciation of $13,194 ......................................        76,267
  Deferred financing costs, net of accumulated
   amortization of $75,944 ......................................       244,832
  Other assets ..................................................         2,228
                                                                   ------------

     Total assets ...............................................  $    361,634
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .........................  $    529,649
  Current portion of capitalized lease obligations ..............        10,103
  Due to stockholders ...........................................       240,000
                                                                   ------------

     Total current liabilities ..................................       779,752

  Convertible notes and related accrued interest,
   net of discount of $968,380 ..................................     1,222,821
  Capitalized lease obligations, net of current portion .........        12,333
  Other liabilities .............................................         6,426
                                                                   ------------

     Total liabilities ..........................................     2,021,332

Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares authorized,
   none issued and outstanding ..................................             -
  Common stock; $.00001 par value, 150,000,000 shares authorized,
   14,370,669 issued and outstanding ............................           144
  Additional paid-in capital ....................................     9,923,117
  Accumulated deficit ...........................................   (11,582,959)
                                                                   ------------

     Total stockholders' deficit ................................    (1,659,698)
                                                                   ------------

     Total liabilities and stockholders' deficit ................  $    361,634
                                                                   ============

                 See Notes to Consolidated Financial Statements.

                                        NEWPORT INTERNATIONAL GROUP, INC.
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                       Three Months Ended           Six Months Ended          For the Period
                                             June 30,                   June 30,            From June 12, 2002
                                    -------------------------   -------------------------   (Date of Inception)
                                       2004           2003         2004          2003         to June 30,2004
                                    -----------   -----------   -----------   -----------   -------------------
Revenues .......................... $     3,390   $         -   $     3,390   $         -      $      3,390

Operating expenses:
  Sales, general and administrative   1,095,553     2,134,984     2,203,110     2,663,212         7,605,658
                                    -----------   -----------   -----------   -----------      ------------

     Total operating expenses .....   1,095,553     2,134,984     2,203,110     2,663,212         7,605,658
                                    -----------   -----------   -----------   -----------      ------------

     Operating loss ...............  (1,092,163)   (2,134,984)   (2,199,720)   (2,663,212)       (7,602,268)
                                    -----------   -----------   -----------   -----------      ------------

  Interest expense ................     387,533             -     3,942,292             -         3,980,691
                                    -----------   -----------   -----------   -----------      ------------

Net loss .......................... $(1,479,696)  $(2,134,984)  $(6,142,012)  $(2,663,212)     $(11,582,959)
                                    ===========   ===========   ===========   ===========      ============

Basic net loss per common share ... $     (0.10)  $     (4.92)  $     (0.54)  $     (6.14)
                                    ===========   ===========   ===========   ===========

Basic weighted average common
shares outstanding ................  14,302,494       434,099    11,356,923       434,099
                                    ===========   ===========   ===========   ===========

                                 See Notes to Consolidated Financial Statements.

                                                     - 5 -

                                        NEWPORT INTERNATIONAL GROUP, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                    Six Months Ended          For the Period
                                                                        June 30,            From June 12, 2002
                                                                -------------------------   (Date of Inception)
                                                                    2004          2003        to June 30,2004
                                                                -----------   -----------   -------------------
Cash flows from operating activities:
Net loss .....................................................  $(6,142,012)  $(2,663,212)     $(11,582,959)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization of debt discount ..............................       81,967             -            83,860
  Fair value of common shares issued in connection with debt
   settlement, in excess of pre-merger obligations ...........    3,482,382             -         3,482,382
  Fair value of shares of common stock isued in payment of
   interest on promissory notes ..............................       34,561             -            34,561
  Loss on sale of property and equipment .....................            -             -            29,906
  Depreciation and amortization ..............................       27,558         3,622            61,255
  Write-off of deposit on Focus Focus.com ....................            -       100,000           100,000
  Amortization of deferred financing costs ...................       40,097             -            43,509
  Fair value of stock options issued to employees and
   consultants for services rendered .........................      497,938     1,207,194         2,908,326
  Common stock issued to consultants for services rendered ...      134,000       153,000           409,750
Common stock issued in connection with note payable ..........      194,000             -           194,000
Changes in operating assets and liabilities:
  Due from related party .....................................       23,400       (35,700)                -
  Prepaid expenses and other current assets ..................        4,000        45,633                 -
  Accounts payable and accrued expenses ......................      291,731        60,104           497,041
  Other long-term liability ..................................            -             -             6,426
  Accrued interest on convertible promissory notes ...........       76,421             -            76,421
                                                                -----------   -----------      ------------

Net cash used in operating activities ........................   (1,257,957)   (1,129,359)       (3,655,522)
                                                                -----------   -----------      ------------

Cash flows from investing activities:
  Proceeds from sale of property and equipment ...............            -             -            60,073
  Changes in other assets ....................................            -             -            (2,228)
  Cash acquired from merger ..................................       16,196             -            16,196
  Deposit on acquisition of Focus Focus.com ..................            -             -          (100,000)
  Website development costs ..................................            -             -           (35,000)
  Purchases of property and equipment ........................      (45,046)      (84,883)         (178,103)
                                                                -----------   -----------      ------------

Net cash used in investing activities ........................      (28,850)      (84,883)         (239,062)
                                                                -----------   -----------      ------------

Cash flows from financing activities:
  Principal repayments on lease obligations ..................       (4,792)            -            (9,467)
  Proceeds from issuance of convertible promissory notes .....    1,401,023             -         2,109,090
  Proceeds from exercise of stock options ....................          750        29,750           325,750
  Advances from stockholders .................................      225,000             -           240,000
  Collection of stock subscription receivable ................            -        81,000            81,000
  Proceeds from issuance of common stock .....................            -     1,106,090         1,617,925
  Payments of deferred financing costs .......................     (145,069)            -          (198,907)
  Payments of notes payable ..................................     (250,000)            -          (250,000)
                                                                                               ------------

Net cash provided by financing activities ....................    1,226,912     1,216,840         3,915,391
                                                                -----------   -----------      ------------

Change in cash ...............................................      (59,895)        2,598            20,807

Cash, beginning of year ......................................       80,702         5,866                 -
                                                                -----------   -----------      ------------

Cash, end of period ..........................................  $    20,807   $     8,464      $     20,807
                                                                ===========   ===========      ============

                                 See Notes to Consolidated Financial Statements.

                                                     - 6A -

                                        NEWPORT INTERNATIONAL GROUP, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                   (continued)
                                                                    Six Months Ended          For the Period
                                                                        June 30,            From June 12, 2002
                                                                -------------------------   (Date of Inception)
                                                                    2004          2003        to June 30,2004
                                                                -----------   -----------   -------------------
Supplemental disclosures of cash flow information:

  Cash paid during the six month period for interest and taxes  $         -   $         -
                                                                ===========   ===========


Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants issued in connection with the
issuance of the convertible notes and corresponding
debt discount ................................................  $   506,036

Beneficial feature resulting from issuance of
convertible promissory notes and corresponding
debt discount ................................................  $   520,687

Fair value of Issuance of common stock in connection
with the setllement of pre-merger obligations ................  $   544,368


                                 See Notes to Consolidated Financial Statements.

                                                     - 6B -

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

The accompanying financial statements have been prepared on a going concern basis. However, the Company has generated minimal revenues since its inception on June 12, 2002, has incurred net losses of approximately $11.6 million and has negative cash flows from operations of approximately $3.7 million since its inception through June 30, 2004. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

UNAUDITED INTERIM FINANCIAL DATA-CONTINUED

herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the quarterly periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full years.

BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share is based on the weighted average number of common shares and common share equivalents outstanding. The outstanding warrants and stock options are excluded from the loss per share computation due to their antidilutive effect. The weighted average number of common shares used in the computation of net loss per share for the three-month and six-month periods ended June 30, 2003 has been retroactively adjusted to reflect a 20 for 1 reverse stock-split which occurred in October 2003.

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the six-month period ended June 30, 2004, the Company had occasionally reached bank balances which exceeded the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments. The estimated fair value of its related-party advances payable is not determinable as the transaction is with a related party. The carrying amount of the convertible notes approximates estimated fair value of for these financial instruments as management believes the notes bear interest at rates approximating the current rates at which loans with similar terms would be made.

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

any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of June 30, 2004.

WEBSITE DEVELOPMENT COSTS

The Company capitalizes website development costs in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-02, ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS. Website development costs are amortized on a straight-line basis over one year.

PROPERTY AND EQUIPMENT

Property and equipment, which primarily consists of office equipment and computer software, are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in other income (expense) in the accompanying statements of operations.

LONG-LIVED ASSETS

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2004, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in future impairment of long-lived assets.

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

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE, effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

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
                                                           SIX-MONTH ENDED
                                                      -------------------------
                                                        JUNE 30,      JUNE 30,
                                                          2004         2003
                                                      -----------   -----------

Net loss as reported ...............................  $(6,142,012)  $(2,663,212)
Add:
  Stock-based compensation expense included in
    reported net loss, net of related tax effects ..      493,813       372,813
Deduct:
  Total stock-based employee compensation expense
    under fair value based method for all awards,
    net of related tax effects .....................     (186,768)     (373,522)
                                                      -----------   -----------

Pro forma net loss .................................  $(6,022,391)  $(2,135,921)
                                                      ===========   ===========

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

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that recently issued, but not yet effective accounting pronouncements when adopted would have a material effect on the accompanying financial statements.

NOTE 3 - CONVERTIBLE DEBT

In December 2003, the Company commenced a private placement offering of 8% convertible promissory notes (the "Follow-on Financing"). The promissory notes bear interest at 8% per annum. The promissory notes are convertible into shares of the Company's common stock, at anytime, at the option of the holder at a conversion price of $0.75 per share, subject to antidilution provisions, as defined in the promissory note agreements. During the six-month period ending June 30, 2004, in connection with the Follow-on Financing, holders of the convertible promissory notes were issued an aggregate of 1,366,875 warrants to purchase common stock of the Company at an exercise price of $1.25 per share. The warrants are exercisable for a period of five years. The fair value of the warrants at the date of issuance of approximately $334,000 has been recorded as a debt discount. The debt discount is amortized over the terms of the Follow-on Financing.

The Company used the following assumption to value the warrants issued during the three-month period ended June 30, 2004: risk-free interest rate: 3.0%; volatility of .42; estimated life of 5 years; and no dividend expected during the term.

The Follow-on Financing closed in March 2004. The principal balance and unpaid accrued interest on the promissory notes is due 24 months from the final closing of the Follow-on Financing. The interest is payable beginning March 31, 2004 and every three months thereafter, until maturity. Interest is payable in cash or in shares of common stock. Interest paid in common stock is convertible using the ten-day average closing bid price of the stock prior to the

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - CONVERTIBLE DEBT-CONTINUED

end of the quarter. The convertible rates for the interest accrued through March 31, 2004 and June 30, 2004 amounted to $2.83 and $1.79, respectively. Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. During the six-month period ended June 30, 2004, the Company received gross proceeds of $1,025,089 in connection with the Follow-on Financing.

In May 2004, the Company commenced a private placement offering 10% convertible promissory notes amounting to $375,000. The promissory notes bear interest at 10% and the principal and unpaid accrued interest are due one year from issuance. Interest is payable in quarterly installment beginning September 1, 2004. The promissory notes are convertible into 187,500 shares of the Company's common stock, at anytime, at the option of the holder at a conversion price of $2.00 per share, subject to antidilution provisions, as defined in the promissory note agreements. In connection with this private placement offering, holders of such convertible promissory notes were issued 187,500 warrants to purchase common stock of the Company at an exercise price of $1.25. The warrants are exercisable for a period of five years. The fair value of the warrants issued amounting to approximately $172,000 has been recorded as debt discount. The debt discount is amortized over the terms of the 10% convertible promissory notes.

In the event the Company issues any shares of its common stock or issues any options, warrants, convertible preferred stock or convertible debt issuable or convertible into common stock of the Company at an exercise price or conversion price per share less than $0.75 per share within two years following the closing of the Follow-on Financing , then the exercise price of the warrants issued pursuant to the Follow-on Financing will reset to such lower price.

The Company has the right to call all of the Follow-on Financing and 10% convertible promissory notes warrants, if the stock underlying the warrants has been registered (and that registration statement is still effective), the lock-up restriction, as defined, on the common stock has been lifted, and after the lock-up restriction has been lifted the stock maintains a closing bid price above $3.00 for 15 business days. The Company may redeem the warrants for $0.01 if not exercised within 30 days of the call notification.

In connection with the financings which took place during 2003 and 2004, the Company paid approximately $314,000 to the placement agent. The Company has recorded the placement agent fee in deferred financing costs at June 30, 2004, and will amortize these costs over the terms of the respective convertible promissory notes.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - CONVERTIBLE DEBT-CONTINUED

Amortization of the debt discount amounted to approximately $82,000 during the six-month period ended June, 2004 and is included in interest expense in the accompanying consolidated statements of operations.

Accrued interest on the convertible promissory notes amounted to approximately $82,000 at June 30, 2004, and is included in convertible promissory notes and related accrued interest in the accompanying consolidated balance sheet.

In accordance with EITF Issue No.00-27,"Application of Issue No. 98-5, Accounting for convertible securities with beneficial conversion features of contingently adjustable conversion ratios, to certain convertible instruments", the Company recorded a beneficial conversion feature related to these notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. As of the issue date, the beneficial conversion feature amounted to approximately $521,000 for the six-month period ended June 30, 2004. This beneficial conversion feature is reflected in the accompanying consolidated financial statements as additional paid-in capital and corresponding debt discount.

NOTE 4 - STOCKHOLDERS' DEFICIT

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - STOCKHOLDERS' DEFICIT-CONTINUED

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

During May 2004, the Company issued 72,500 shares of common stock to vendors for services performed. The fair value of such shares amounted to approximately $134,000 and has been recorded as selling general and administrative expenses for the six-month period ended June 30, 2004.

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

During April 2004, the Company issued 12,203 shares of its common stock to holders of the notes payable issued in connection with the Follow-on Financing in consideration of interest payment for the period ended March 31, 2004. The fair value of such shares amounted to approximately $35,000.During July 2004, the Company issued 19,376 shares of its common stock to holders of the notes payable issued in connection with the Follow-on Financing in consideration of interest payment for the three-month period ended June 30, 2004. The fair value of such shares amounted to approximately $35,000.

ISSUANCE OF COMMON STOCK PURSUANT TO FINANCING PROVIDED BY A RESELLER

During May 2004, the Company entered in a distribution agreement with a reseller. The agreement, provided for, among other things a minimum advance of $250,000 from the reseller to the Company. The advance bears interest at 8% a year and matures in May 2005. The agreement also provided with the issuance of 100,000 shares of common stock to the reseller. The fair value of the shares issued in connection with this agreement amounted to approximately $194,000. The Company has received $125,000 to date and has cancelled this agreement during July 2004. The Company will reimburse the amount received to date and cancel the shares issued to the reseller. The fair value of the shares issued has been recorded as interest expense in the accompanying consolidated financial statements.

INCREASE IN AUTHORIZED SHARES AND SHARES REGISTERED PURSUANT TO THE 2002 STOCK PLAN

In June 2004, the Company's Board of Directors approved, and a majority of the stockholders ratified, an amendment to the Certificate of Incorporation of Newport to increase the authorized common stock from 20,000,000 shares to 150,000,000 shares of common stock. Additionally, the Company's Board of Directors approved, and a majority of the stockholders ratified, the amendment to the Company's 2002 Stock Option and Stock Award Plan ("the 2002 Stock Plan") to increase the number of shares that can be issued pursuant to the 2002 Stock Plan from 1,000,0000 shares to 12,000,000 shares of common stock.

ISSUANCE OF COMMON STOCK PURSUANT TO EXERCISE OF STOCK OPTIONS

During April 2004, the Company issued 37,500 shares of common stock pursuant to the exercise of stock options which generated proceeds of $750.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - STOCK OPTIONS

In 2002, the Company adopted the 2002 Stock Plan under which stock awards or options to acquire shares of the Company's common stock may be granted to employees and non-employees of the Company. The Company has authorized 12,000,000 shares of the Company's common stock for grant under the 2002 Plan. The 2002 Plan is administered by the Board of Directors and permits the issuance of options for the purchase of up to the number of available shares outstanding. Options granted under the 2002 Plan vest in accordance with the terms established by the Company's stock option committee and generally terminate five years after the date of issuance.

During the six-month period ended June 30, 2004 and 2003, respectively, the Company granted 200,000 and 2,300,000 options, respectively, to purchase common stock to non-employees for services performed. The exercise prices of such options amounted to $2.40 and ranged from $0.02 to $1.70 for the six-month period ended June 30, 2004 and 2003, respectively. As a result, the Company recorded consulting expense of approximately $80,000 and $834,000 for the six-month period ended June 30, 2004 and 2003, respectively, under SFAS No. 123, which is included in selling, general, and administrative expenses in the accompanying statement of operations.

The fair value of the options granted during the six-month period ended June 30, 2004 was determined using the Black-Scholes option-pricing model with the following assumptions: risk- free interest of 3.0%; stock volatility of .42; estimated life of 36 months; and no dividend expected during the term.

During the three-month period ended June 30, 2004 and 2003, the Company issued options to employees to purchase an aggregate of 29,000 shares, and 1,525,000 shares, respectively, with a weighted-average exercise price of $0.98 and $0.02 per share, respectively, were granted with below market exercise prices. Included in the accompanying statement of operations is approximately $41,000 and $373,000 of compensation expense recorded under APB Opinion No. 25 during the six-month period ended June 30, 2004 and 2003, respectively, associated with such option grants. The expense equals the difference between the fair market value of our common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, currently ranging up to 24 months.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

In connection with the Agreement, the Company entered into three-month consulting agreements with the former owners of Focus Focus to perform certain consulting services for the Company. As consideration for the services rendered, the Company granted options to purchase 500,000 shares of the Company's common stock, which had an exercise price of $0.02 per share, and vested immediately. The Company contends that the former owners of Focus Focus did not perform under these consulting agreements, and accordingly, cancelled the options and recorded no consulting expense in the accompanying financial statements for the six-month ended June 30, 2004 and 2003, respectively.

No litigation has been filed by either party. However, there is no guarantee that litigation will not arise in this matter.

During July 2004, the Company received notice of a claim on behalf of a former consultant alleging wrongful termination of his contract, thereby entitling him to certain compensation and severance rights. The Company believes the claim is without merit based upon the material breach of the contract by the consultant.

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

On March 12, 2004, the Company entered into a 5-year non-cancelable lease for a 4,160 square foot office facility in Palm Desert, California to replace its existing corporate facility. The lease requires the Company to pay initial monthly base rent of $5,154, plus common area, insurance

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES-CONTINUED

and property tax expenses. The base rent will be adjusted annually based on CPI. The lease is set to commence on April 1, 2004.

NOTE 7 - RELATED PARTY TRANSACTIONS

At December 31, 2003, the Company had advanced $23,400 to a majority stockholder and an officer of the Company. During the six-month period ended June 30, 2004, the Company paid $113,054 of personal expenses on behalf of the majority stockholder and officer. The majority stockholder and officer repaid $136,454 to the Company during the six-month period ended June 30, 2004. There is no remaining amount due from such advances as of June 30, 2004.

In September 2003, a stockholder advanced $15,000 to the Company. Additionally, In May 2004, two shareholders advanced $225,000 to the Company. The advances do not bear interest and are payable on demand. All original advances are outstanding at June 30, 2004.

NOTE 8 - SUBSEQUENT EVENT

In July 2004, the Company has agreed to issue 5,882,352 shares of the Company's common stock at a purchase price of $2.01 to a United Kingdom Corporation (the " Corporation"). In exchange for such shares, the Corporation will issue approximately up to 6,500,000 shares of its common stock to the Company. Approximately 3,250,000 shares of the Corporation will remain in an escrow account for up to two years, during which time the Company may not dispose of the Corporation's shares without the Corporation's authorization. The agreement provides for, among other things, price protection provisions in the event the average of the ten closing bid prices per share (the "Average Bid Price") of the Company's common stock, as quoted on a stock exchange, the over-the-counter market or as appraised, during the ten trading days immediately preceding July 30, 2006 is below $2.01. If the Average Bid Price is below $2.01 at that time, a proportion of the shares of the Corporation held in escrow will be returned to the Corporation in the same ratio as the Average Bid Price is to $2.01. This transaction will be rescinded if the Corporation's shares of common stock are not traded on the London Stock Exchange by September 30, 2004. The Company intends to sell the shares of the Corporation to finance its operations, its working capital requirements, its short and long-tem debt requirements as well for strategic purposes.

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

As the demand for our products and services increases, we intend to add personnel who will primarily focus in the following areas: customer service and quality monitoring as well general and administrative to support growing operations.

Once we raise sufficient capital, we also intend to invest in core technology research and product development as well as sales and marketing personnel.

      GOING CONCERN

The Company has generated minimal revenue since its inception on June 12, 2002, and has incurred net losses of approximately $11.6 million and had negative cash flows from operations of approximately $3.7 million since its inception through June 30, 2004. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

We are a development stage company and have not started to market our various products. We have generated minimal revenues from operations since our inception and have no assurance of any future revenues. All losses accumulated since inception have been considered as part of our development stage activities. We will require substantial additional financing for continuing research and development of our products and for the commercialization of our products. There can be no assurances that our operations will become profitable or that we will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to us.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in our filing on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

RESULTS OF OPERATIONS

      THREE- AND SIX-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO JUNE 30,2003

REVENUES

We have generated minimal revenues since inception. Revenues recognized during the three and six-month period ended June 30, 2004 consists of monthly licensing fees generated from our GRC Live product offerings launched during 2004.

SALES, GENERAL  AND ADMINISTRATIVE EXPENSES

Sales, general, and administrative expenses consists primarily of salaries and related expenses paid to our employees and contractors. Our sales, general and administrative expenses for the three- and six-month period ended June 30, 2004 decreased by approximately $1.0 million and $1.4 million, respectively, when compared to the same periods in 2003. The decreases in sales, general, and administrative expenses is primarily due to a large number of grants of stock options below fair market value during 2003. The fair value of such options amounted to approximately $600,000 and $1.2 million during the three- and six-month period ended June 30, 2003, respectively. The stock options were granted to employees and consultants to develop and market the company's product offerings.

INTEREST EXPENSE

Interest expense consists primarily of interest recognized in connection with the settlement of pre-merger obligations as well as amortization of debt discount and interest on our convertible promissory notes. Our interest expense for the three-month and six-month period ended June 30, 2004 increased by approximately $400,000 and $3.9 million when compared to the same periods in 2003. The increase in interest expense during the three-month period ended June 30, 2004 is primarily due to the issuance of common stock pursuant to financing provided by a reseller, and, to a lesser extent, to accrued interest and debt amortization of the Follow-on Notes issued in March 2004. The increase in interest expenses during the six-month period ended June 30, 2004 is primarily due to the recognition of interest expenses of $3.4 million in connection with the settlement of pre-merger obligations in February 2004. The interest expense associated with the settlement of pre-merger obligations result from the issuance of shares of our common stock valued at approximately $4.0 million in consideration for the payment of $600,000 of pre-merger obligations. No such convertible promissory notes were issued, nor any debt were settled during the same periods in 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have generated minimal revenues since inception. As a result, our current operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on private placement issuances of equity and debt financing instruments.

For the six-month period ended June 30, 2004, we have received gross proceeds of approximately $1.4 million and $225,000 from the issuances of convertible promissory notes and advances from stockholders, respectively. Such proceeds, together with the funding of $300,000 provided by vendors, were used to fund our operating expenses as well as the repayment of $250,000 of pre-merger obligations. We have also satisfied the remaining pre-merger obligations by issuing 1,365,000 shares of our common stock to a creditor. For the six-month period ended June 30, 2003, we have received gross proceeds of approximately $1.2 million from the issuance of shares of common stock which were used to fund our operating expenses.

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

WE HAVE INCURRED LOSSES AND NEGATIVE CASH FLOW SINCE INCEPTION AND HAVE AN ACCUMULATED DEFICIT AT JUNE 30, 2004, RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

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

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT

We have not yet formally launched our products and services. We have generated minimal revenues since inception. We therefore still have a very limited operating history upon which you may evaluate our operations and future prospects, as well as limited insights into emerging trends that may affect our business. Additionally, the income potential of our business and from our markets is unproven. Because of the emerging nature of the industry, our executives have limited experience in it. As a young company operating in an emerging market, we face risks and uncertainties relating to our ability to implement our business plan successfully. You must consider these risks, uncertainties and difficulties in evaluating our potential for future profitability.

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

As of June 30, 2004, we had approximately $20,000 in cash. Our existing cash is insufficient to fund our operations and meet our working capital and capital expenditure requirements for 2004. Accordingly, we are unable to fund operating and other expenses, working capital and capital expenditures from our operations and we find it necessary to secure additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

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

BECAUSE WE EXPECT TO CONTINUE TO INCUR NET LOSSES, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS STRATEGY AND THE PRICE OF OUR STOCK MAY DECLINE.

As of June 30, 2004, we had an accumulated deficit of approximately $11.6 million. We have incurred net losses quarterly from inception through June 30 2004, and we expect to continue to incur net losses for the foreseeable future.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         During July 2004, the Company received notice of a claim on behalf of a former consultant alleging wrongful termination of his contract, thereby entitling him to certain compensation and severance rights. We believe the claim is without merit based upon the material breach of the contract by the consultant.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

         During April 2004, the Company issued 12,203 shares of its common stock to holders of the notes payable issued in connection with the Follow-on Financing in consideration of interest payment for the period ended March 31, 2004. The fair value of such shares amounted to approximately $35,000. Inasmuch as each of the investors had previously invested in prior financings of the Company or its subsidiaries, were accredited and sophisticated investors, had acquired the securities for investment and had access to applicable information pertaining to Newport, the issuance of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933.

         Between May 2004 and June 2004, we issued to three accredited investors our promissory notes in the aggregate principal amount of $375,000 and warrants to purchase 187,500 shares of our common stock exercisable at $1.25 per share and expiring in June 2009. vFinance Investments, Inc. received a commission of 10% and an expense allowance equal to 4% of the amount raised. Inasmuch as each of the investors had previously invested in prior financings of the Company or its subsidiaries, were accredited and sophisticated investors, had acquired the securities for investment and had access to applicable information pertaining to Newport, the issuance of the securities was exempt from registration under
Section 4(2) of the Securities Act of 1933.

         During May 2004, Newport issued 100,000 shares of its common stock to a reseller pursuant to a distribution agreement. The agreement was subsequently cancelled by Newport. The issuance of the shares was made to an accredited and sophisticated investor, who acquired the shares for investment and had access to applicable information pertaining to the company. Accordingly the issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933. Subsequent to the issuance, the Company cancelled the agreement with the reseller, and the shares are expected to be cancelled as well.

         In May 2004, the Company issued 72,500 shares of its common stock to two independent contractors for services rendered, which were valued at approximately $134,125. Inasmuch as the independent contractors were sophisticated and knowledgeable investors acquired the shares for investment and had access to applicable information pertaining to the Company and had a preexisting relationship with the Company, the issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In June 2004, the holders of a majority in interest of the voting capital stock of our Company approved an amendment to the Certificate of Incorporation of Newport to increase the authorized common stock from 20,000,000 shares to 150,000,000 shares of common stock. In addition, pursuant to the same consent, the holders of a majority in interest of the capital stock of our Company ratified the amendment to the Company's 2002 Stock Option and Stock Award Plan to increase the covered shares from 1,000,0000 shares to 12,000,000 shares of common stock.

ITEM 5.  OTHER INFORMATION

         In July 2004, the Company has agreed to issue 5,882,352 shares of the Company's common stock at a purchase price of $2.01 to a United Kingdom Corporation (the " Corporation"). In exchange for such shares, the Corporation will issue approximately up to 6,500,000 shares of its common stock to the Company. Approximately 3,250,000 shares of the Corporation will remain in an escrow account for up to two years, during which time the Company may not dispose of the Corporation's shares without the Corporation's authorization. The agreement provides for, among other things, price protection provisions in the event the average of the ten closing bid prices per share (the "Average Bid Price") of the Company's common stock, as quoted on a stock exchange, the over-the-counter market or as appraised, during the ten trading days immediately preceding July 30, 2006 is below $2.01. If the Average Bid Price is below $2.01 at that time, a proportion of the shares of the Corporation held in escrow will be returned to the Corporation in the same ratio as the Average Bid Price is to $2.01. This transaction will be rescinded if the Corporation's shares of common stock are not traded on the London Stock Exchange by September 30, 2004. The Company intends to sell the shares of the Corporation to finance its operations, its working capital requirements, its short and long-tem debt requirements as well for strategic purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a. EXHIBITS

            3.4   Certificate of Amendment to the Certificate of Incorporation

            10.1  Form of Promissory Note

            31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b. REPORTS ON FORM 8-K

            (1) A report on Form 8k/A was filed on April 16, 2004 reporting under Items 1 and 7.

            (2) A report on Form 8-K/A was filed on May 5, 2004 reporting under
                Items 1 and 7.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized


               NEWPORT INTERNATIONAL GROUP, INC.


      By: /s/ Cery B. Perle                                  August 13, 2004
          ---------------------------------------------      ---------------
                          Cery B. Perle                            Date
          President, Chief Executive Officer & Director
                    (CHIEF EXECUTIVE OFFICER)
                    (CHIEF FINANCIAL OFFICER)