Form 10QSB
period 2004-09-30
NEWPORT INTERNATIONAL GROUP INC
filed 2004-11-15
CIK 1103577

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The total number of shares of the issuer's common stock, $.001 par value, outstanding at October 31, 2004 was 22,322,397

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

         Consolidated Balance Sheet (Unaudited)................................4

         Consolidated Statements of Operations (Unaudited).....................5

         Consolidated Statements of Cash Flows (Unaudited).....................6

         Notes to Consolidated Financial Statements (Unaudited)................7

     Item 2. Management's Discussion and Analysis or Plan of Operation........22

     Item 3. Controls and Procedures..........................................37


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings................................................38

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......38

     Item 3. Defaults Upon Senior Securities..................................39

     Item 4. Submission of Matters to a Vote of Security Holders..............39

     Item 5. Other Information................................................39

     Item 6. Exhibits ........................................................39

     Signatures...............................................................40

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash ..........................................................  $  1,228,761
                                                                   ------------

     Total current assets .......................................     1,228,761

  Restricted investment in equity securities ....................     3,231,814
  Website development costs, net of accumulated amortization
   of $26,250 ...................................................         8,750
  Property and equipment, net of accumulated depreciation
   of $20,649 ...................................................        68,812
  Deferred financing costs, net of accumulated amortization
   of $134,016 ..................................................       245,010
  Other assets ..................................................         2,228
                                                                   ------------

     Total assets ...............................................  $  4,785,375
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses .........................  $  1,406,539
  Current portion of capitalized lease obligations ..............        10,332
  Convertible promissory notes, net of debt discount of $318,507        206,493
  Accrued interest on convertible promissory notes ..............        38,467
  Due to stockholders ...........................................        15,000
                                                                   ------------

     Total current liabilities ..................................     1,676,831

  Convertible promissory notes, net of discount of $737,747 .....     1,071,346
  Capitalized lease obligations, net of current portion .........         9,663
  Other liabilities .............................................         6,426
                                                                   ------------

     Total liabilities ..........................................     2,764,266

Stockholders' Equity:
  Preferred stock; $.0001 par value, 5,000,000 shares authorized,
   none issued and outstanding ..................................             -
  Common stock; $.001 par value, 150,000,000 shares authorized,
   22,322,397 issued and outstanding ............................        22,322
  Additional paid-in capital ....................................    25,350,699
  Accumulated other comprehensive loss ..........................    (7,681,714)
  Accumulated deficit ...........................................   (15,670,198)
                                                                   ------------

     Total stockholders' equity .................................     2,021,109
                                                                   ------------

     Total liabilities and stockholders' equity .................  $  4,785,375
                                                                   ============

                 See Notes to Consolidated Financial Statements.

                                       NEWPORT INTERNATIONAL GROUP, INC.
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)


                                     Three Months Ended           Nine Months Ended           For the Period
                                        September 30,                September 30,          From June 12, 2002
                                 --------------------------   --------------------------   (Date of Inception)
                                     2004           2003          2004           2003      to September 30,2004
                                 ------------   -----------   ------------   -----------   --------------------
Revenues ......................  $      5,339   $         -   $      8,729   $         -       $      8,729

Operating expenses:
  Sales, general and
   administrative                   3,820,925     1,192,815      6,024,035     3,856,027         11,428,183
                                 ------------   -----------   ------------   -----------       ------------

     Total operating expenses .     3,820,925     1,192,815      6,024,035     3,856,027         11,428,183
                                 ------------   -----------   ------------   -----------       ------------

     Operating loss ...........    (3,815,586)   (1,192,815)    (6,015,306)   (3,856,027)       (11,419,454)
                                 ------------   -----------   ------------   -----------       ------------

  Interest expense ............       271,653             -      4,213,945             -          4,250,744
                                 ------------   -----------   ------------   -----------       ------------

  Total other expenses ........       271,653             -      4,213,945             -          4,250,744
                                 ------------   -----------   ------------   -----------       ------------

Net loss ......................    (4,087,239)   (1,192,815)   (10,229,251)   (3,856,027)       (15,670,198)


Other comprehensive loss
  Unrealized loss on restricted
  investment ..................    (7,681,714)            -     (7,681,714)            -         (7,681,714)
                                 ------------   -----------   ------------   -----------       ------------

Comprehensive loss ............  $(11,768,953)  $(1,192,815)  $(17,910,965)  $(3,856,027)      $(23,351,912)
                                 ============   ===========   ============   ===========       ============

Basic net loss per common share  $      (0.21)  $     (2.75)  $      (0.48)  $     (8.88)
                                 ============   ===========   ============   ===========

Basic weighted average common
shares outstanding ............    19,335,609       434,099     21,289,661       434,099
                                 ============   ===========   ============   ===========

                                See Notes to Consolidated Financial Statements.

                                                      -5-

                                       NEWPORT INTERNATIONAL GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                   Nine Months Ended         For the Period
                                                                      September 30,        From June 12, 2002
                                                               --------------------------  (Date of Inception)
                                                                   2004           2003     to September 30,2004
                                                               ------------   -----------   -------------------
Cash flows from operating activities:
Net loss ..................................................... $(10,229,251)  $(3,856,027)     $(15,670,198)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Fair value of restricted investment transferred for
   consulting services rendered ..............................      910,000             -           910,000
  Amortization of debt discount ..............................      215,425             -           217,318
  Fair value of common shares issued in connection
   with debt settlement, in excess of pre-merger obligations .    3,482,382             -         3,482,382
  Fair value of shares of common stock issued in
   payment of interest on promissory notes ...................       69,148             -            69,148
  Loss on sale of property and equipment .....................            -        29,906            29,906
  Depreciation and amortization ..............................       43,763        26,791            77,460
  Write-off of deposit on Focus Focus.com ....................            -       100,000           100,000
  Amortization of deferred financing costs ...................      130,604             -           134,016
  Fair value of stock options issued to employees
   and consultants for services rendered .....................      950,661     1,850,790         3,365,049
  Common stock issued to consultants for services rendered ...      134,125       153,000           409,875
  Fair value of common stock issued in connection with
   note payable ..............................................      194,000             -           194,000
Changes in operating assets and liabilities
  Due from related party .....................................       23,400       (37,900)                -
  Prepaid expenses and other current assets ..................        4,000        45,633                 -
  Accounts payable and accrued expenses ......................    1,168,615       159,174         1,373,925
  Other long-term liability ..................................            -             -             6,426
  Accrued interest on convertible promissory notes ...........       45,243             -            45,243
                                                               ------------   -----------      ------------

Net cash used in operating activities ........................   (2,857,885)   (1,528,633)       (5,255,450)
                                                               ------------   -----------      ------------

Cash flows from investing activities:
  Proceeds from sale of property and equipment ...............            -        60,073            60,073
  Changes in other assets ....................................            -             -            (2,228)
  Cash acquired from merger ..................................       16,196             -            16,196
  Deposit on acquisition of Focus Focus.com ..................            -             -          (100,000)
  Website development costs ..................................            -             -           (35,000)
  Purchases of property and equipment ........................      (45,041)     (146,949)         (178,098)
                                                               ------------   -----------      ------------

Net cash used in investing activities ........................      (28,845)      (86,876)         (239,057)
                                                               ------------   -----------      ------------

Cash flows from financing activities:
  Principal repayments on lease obligations ..................       (7,233)            -           (11,908)
  Proceeds from issuance of convertible promissory notes .....    1,726,026             -         2,434,093
  Proceeds from exercise of stock options ....................          750       325,000           325,750
  Advances from stockholders .................................      215,000             -           230,000
  Collection of stock subscription receivable ................            -        81,000            81,000
  Proceeds from issuance of common stock .....................    2,830,000     1,199,007         4,447,925
  Payments of convertible promissory notes ...................     (140,000)            -          (140,000)
  Payments of costs-issuance of common stock .................     (104,000)            -          (104,000)
  Payments of deferred financing costs .......................     (235,754)            -          (289,592)
  Payments of pre-merger notes payable........................     (250,000)            -          (250,000)
                                                               ------------   -----------      ------------

Net cash provided by financing activities ....................    4,034,789     1,605,007         6,723,268
                                                               ------------   -----------      ------------

Increase in cash .............................................    1,148,059       (10,502)        1,228,761

Cash, beginning of year ......................................       80,702         5,866                 -
                                                               ------------   -----------      ------------

Cash, end of period .......................................... $  1,228,761   $    (4,636)     $  1,228,761
                                                               ============   ===========      ============
                                                                                                (continued)
                                See Notes to Consolidated Financial Statements.

                                                     - 6A -

                                       NEWPORT INTERNATIONAL GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                  (continued)
                                                                   Nine Months Ended         For the Period
                                                                      September 30,        From June 12, 2002
                                                               --------------------------  (Date of Inception)
                                                                   2004           2003     to September 30,2004
                                                               ------------   -----------   -------------------
Supplemental disclosures of cash flow information:
 Cash paid during the nine month period for interest and taxes $      7,768   $         -
                                                               ============   ===========

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants issued in connection with the issuance
of the convertible notes and corresponding debt discount ..... $    727,334   $         -
                                                               ============   ===========

Advance from a shareholder converted into an exercise
of stock options ............................................. $    187,500   $         -
                                                               ============   ===========

Advances from a shareholder converted into convertible
promissory notes ............................................. $     40,000   $         -
                                                               ============   ===========

Beneficial feature resulting from issuance of
convertible promissory notes and corresponding
debt discount ................................................ $    520,687   $         -
                                                               ============   ===========

Fair value of issuance of common stock in connection with the
 settlement of pre-merger obligations ........................ $    544,368   $         -
                                                               ============   ===========

Exchange of shares for restricted investment ................. $ 11,823,528   $         -
                                                               ============   ===========

Decline in fair value of restricted investment                 $  7,681,814   $         -
                                                               ============   ===========

                                See Notes to Consolidated Financial Statements.

                                                     - 6B -

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Newport International Group, Inc. (the "Company") is a development stage company incorporated in Delaware in December 1999. During February 2004, the Company acquired GrassRoots Communications, Inc. ("GrassRoots"). The Company will sell web-based conferencing services to business professionals, small office and home office companies, and small to medium sized businesses. The Company's product centers on web-based collaborative tools for small-business professionals and features document and application sharing in a collaborative environment. Included in the web-conferencing is the ability to communicate with participants using voice over Internet and video viewing. The product also includes the ability to collaborate via a whiteboard application to annotate drawings and pictures.

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

The accompanying financial statements have been prepared on a going concern basis. However, the Company has generated minimal revenue since its inception on June 12, 2002, has incurred net losses of approximately $15.7 million and has negative cash flows from operations of approximately $5.3 million since its inception through September 30, 2004. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come to fund possible future acquisitions due and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

UNAUDITED INTERIM FINANCIAL DATA

These interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2004. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the quarterly periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full years.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LOSS PER SHARE

Loss per share is based on the weighted average number of common shares outstanding. The outstanding warrants and stock options are excluded from the loss per share computation due to their antidilutive effect. The weighted average number of common shares used in the computation of net loss per share for the nine-month and three-month periods ended September 30, 2003 has been retroactively adjusted to reflect a 20 for 1 reverse stock-split which occurred in October 2003.

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the nine-month period ended September 30, 2004, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments. The estimated fair value of its due to shareholder is not determinable as the transaction is with a related party. The carrying amount of the convertible notes approximates estimated fair value of for these financial instruments as management believes the notes bear interest at rates approximating the current rates at which loans with similar terms would be made.

RESTRICTED INVESTMENT IN EQUITY SECURITIES

The Company holds 5,984,840 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company issued 5,882,352 of its shares of common stock in exchange for the Investee's stock. At the time of issuance, the Company recorded the cost of the investment at the market value of the shares exchanged of approximately $10.9 million. Subsequent to September 30, 2004, the market value of the Company's investment significantly declined to approximately $3.2 million. The Company has given retroactive adjustment to this significant decline as of September 30, 2004.

The Company intends to hold 2,700,000 shares of the Investee as collateral for the Company's possible obligation if it has to repurchase 2,500,000 shares it has issued in a private placement during November 2004. The Company also holds 3,250,000 shares of the Investee, which are held in escrow and cannot be sold by the Company without the Investee's permission for up to two years. During October 2004, the Investee's shares became publicly-traded.

The decrease in the carrying and the fair value of this investment of approximately $7.7 million as of September 30, 2004 has been included as accumulated other comprehensive loss in stockholders' equity.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

COMPREHENSIVE LOSS

Comprehensive loss is defined as a change in equity during the period from transactions and other events and circumstances from non-owner resources. Included in this category is the change resulting from the difference between the carrying value and the market value of the restricted investment in equity securities amounting to approximately $7.7 million as of September 30, 2004.

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of September 30, 2004.

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LONG-LIVED ASSETS

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2004, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in future impairment of long-lived assets.

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

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

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

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2004            2003
                                                   -------------   -------------

Net loss as reported ............................. $(10,229,251)   $ (3,856,027)
Add:
  Stock-based compensation expense included in
   reported net loss, net of related tax effects..      642,661         559,219
Deduct:
  Total stock-based employee compensation expense
   under fair value based method for all awards,
   net of related tax effects ....................     (653,489)       (560,282)
                                                   ------------    ------------

Pro forma net loss ............................... $(10,222,423)   $ (3,857,090)
                                                   ============    ============

The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years.

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

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

NOTE 3 - CONVERTIBLE DEBT

In December 2003, the Company commenced a private placement offering of 8% convertible promissory notes (the "Follow-on Financing"). The promissory notes bear interest at 8% per annum. The promissory notes are convertible into shares of the Company's common stock, at anytime, at the option of the holder at a conversion price of $0.75 per share, subject to antidilution provisions, as defined in the promissory note agreements. During the nine-month period ending September 30, 2004, in connection with the Follow-on Financing, holders of the convertible promissory notes were issued an aggregate of 1,366,875 warrants to purchase common stock of the Company at an exercise price of $1.25 per share. The warrants are exercisable for a period of five years. The fair value of the warrants at the date of issuance of approximately $334,000 has been recorded as a debt discount. The debt discount is amortized over the terms of the Follow-on Financing.

The Company used the following assumption to value the warrants issued during the nine-month period ended September 30, 2004: risk-free interest rate: 3.0%; volatility of .42; estimated life of 5 years; and no dividend expected during the term.

The Follow-on Financing closed in March 2004. The principal balance and unpaid accrued interest on the promissory notes is due 24 months from the final closing of the Follow-on Financing. The interest is payable beginning March 31, 2004 and every three months thereafter, until maturity. Interest is payable in cash or in shares of common stock. Interest paid in common stock is convertible using the ten-day average closing bid price of the stock prior to the end of the quarter.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - CONVERTIBLE DEBT (continued)

The convertible rates for the interest accrued at September 30, 2004 amounted to $2.305. Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. During the nine-month period ended September 30, 2004, the Company received gross proceeds of $1,025,089 in connection with the Follow-on Financing.

In May 2004, the Company commenced a private placement offering 10% convertible promissory notes amounting to $665,000. The promissory notes bear interest at 10% and the principal and unpaid accrued interest are due one year from issuance. Interest is payable in quarterly installment beginning September 1, 2004. The promissory notes are convertible into 332,500 shares of the Company's common stock, at anytime, at the option of the holder at a conversion price of $2.00 per share, subject to antidilution provisions, as defined in the promissory note agreements. In connection with this private placement offering, holders of such convertible promissory notes were issued 332,500 warrants to purchase common stock of the Company at an exercise price of $1.25. The warrants are exercisable for a period of five years. The fair value of the warrants issued amounting to approximately $334,000 has been recorded as debt discount. The debt discount is amortized over the terms of the 10% convertible promissory notes. In September 2004, the Company repaid $140,000 of the outstanding 10% convertible promissory notes.

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

In connection with the financings which took place during 2003 and 2004, the Company paid approximately $236,000 to the placement agent. The Company has recorded the placement agent fee in deferred financing costs at September 30, 2004, and will amortize these costs over the terms of the respective convertible promissory notes.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - CONVERTIBLE DEBT (continued)

Amortization of the debt discount amounted to approximately $215,000 during the nine-month period ended September 30, 2004 and is included in interest expense in the accompanying consolidated statements of operations.

Accrued interest on the convertible promissory notes amounted to approximately $38,000 at September 30, 2004.

In accordance with EITF Issue No.00-27,"Application of Issue No. 98-5, Accounting for convertible securities with beneficial conversion features of contingently adjustable conversion ratios, to certain convertible instruments", the Company recorded a beneficial conversion feature related to these notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. As of the issue date, the beneficial conversion feature amounted to approximately $521,000 for the nine-month period ended September 30, 2004. This beneficial conversion feature is reflected in the accompanying consolidated financial statements as additional paid-in capital and corresponding debt discount.

NOTE 4 - STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK PURSUANT TO THE MERGER BETWEEN THE COMPANY AND
GRASSROOTS

During February 2004, the Company merged with GrassRoots. At the effective time of the merger, the stockholders of the Company exchanged their securities for approximately 12,300,000 shares of Newport's restricted common stock, representing approximately 93% of the common stock of Newport at that time.

ISSUANCE OF COMMON STOCK PURSUANT TO A SETTLEMENT OF DEBT

During February 2004, pursuant to a notification of default by the holder, the Company settled its outstanding notes to a stockholder, its affiliated entity and other participants. In connection with the settlement of all debt (the $370,000 convertible debenture and the $10,000 loan along with the related accrued loan premium of $100,000 and accrued interest of $158,368 due to a stockholder, and the loan of $100,000 along with the accrued loan premium of $50,000 and accrued interest of $6,000 to an affiliated entity), the Company disbursed $250,000 in cash and 1,365,000 shares of common stock, and 530,000 shares of common stock were returned to the Company for cancellation.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - STOCKHOLDERS' EQUITY-CONTINUED

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

During May 2004, the Company issued 72,500 shares of common stock to vendors for services performed. The fair value of such shares amounted to approximately $134,000 and has been recorded as selling general and administrative expenses for the nine-month period ended September 30, 2004.

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

During April 2004, the Company issued 12,203 shares of its common stock to holders of the notes payable issued in connection with the Follow-on Financing in consideration of interest payment for the period ended March 31, 2004. The fair value of such shares amounted to approximately $35,000.

During July 2004, the Company issued 19,376 shares of its common stock to holders of the notes payable issued in connection with the Follow-on Financing in consideration of interest payment for the three-month period ended June 30, 2004. The fair value of such shares amounted to approximately $35,000.

During October 2004, the Company issued 15,170 shares of its common stock to holders of the notes payable issued in connection with the Follow-on Financing in consideration of interest payment for the three-month period ended September 30, 2004. The fair value of such shares amounted to approximately $35,000.

ISSUANCE OF COMMON STOCK PURSUANT TO FINANCING PROVIDED BY A RESELLER

During May 2004, the Company entered in a distribution agreement with a reseller. The agreement, provided for, among other things a minimum advance of $250,000 from the reseller to the Company. The advance bears interest at 8% a year and matures in May 2005. The agreement also provided with the issuance of 100,000 shares of common stock to the reseller. The fair value of the shares issued in connection with this agreement amounted to approximately $194,000. The Company has received $125,000 to date and has cancelled this agreement during July 2004. The Company will reimburse the amount received to date and has cancelled the shares issued to the reseller. The fair value of the shares issued has been recorded as interest expense in the accompanying consolidated financial statements.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - STOCKHOLDERS' EQUITY (continued)

ISSUANCE OF COMMON STOCK PURSUANT TO A STOCK-EXCHANGE AGREEMENT

In July 2004, the Company issued 5,882,352 shares of its common stock in exchange for 6,484,840 shares of the Investee's common stock. Approximately 3,250,000 shares of the Investee will remain in an escrow account for up to two years, during which time the Company may not dispose of the Investee's shares without the Investee's authorization. The investment has been recorded by the Company at the fair value of its stock at the date of issuance. The agreement provides for, among other things, price protection provisions in the event the average of the ten closing bid prices per share (the "Average Bid Price") of the Company's common stock, as quoted on a stock exchange, the over-the-counter market or as appraised, during the ten trading days immediately preceding July 30, 2006 is below $2.01. If the Average Bid Price is below $2.01 at that time, a proportion of the shares of the Investee held in escrow will be returned to the Investee in the same ratio as the Average Bid Price is to $2.01.

The Company's Board of Directors has authorized resolutions indicating that the Company has no intention and will not conduct its operations as an investment company within the meaning of the Investment Company Act of 1940.

The Company has entered into a consulting agreement with a third-party in connection with this transaction. Pursuant to this agreement, the Company committed to the following compensation for services rendered by the consultant:

      1) to transfer 877,500 shares of the Investee,

      2) to issue warrants convertible into 646,000 shares of the Company's stock at an exercise price of $1.70 per share or 500,000 shares of the Investee,

      3) to provide an option to the consultant whereby the Company agrees to repurchase all Investee's shares held by the consultant at $1.82 per share ("Option Price") by August 2005.

During the nine-months ended September 30, 2004, the Company has paid approximately $750,000 in lieu of transferring 409,000 shares (of the agreed total 877,500 shares) of the Investee to the consultant. During November 2004, the Company paid approximately $850,000 in lieu of transferring the remaining 468,500 shares (of the agreed total 877,500 shares) of the Investee to the Consultant. Also, during November 2004, the consultant has indicated that it opted to received the 500,000 shares of the Investee in lieu of the 646,000 warrants, which are valued at $910,000 based on the Option Price. In aggregate, the consideration for the consultant's services amounted to approximately $2,510,000, which is included in the sales, general, and administrative expenses in the accompanying financial statements. The Company owes approximately $850,000 in consulting services at September 30, 2004, which is included in the accounts payable and accrued expenses in the accompanying balance sheet.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - STOCKHOLDERS' EQUITY (continued)

ISSUANCE OF COMMON STOCK PURSUANT TO A PRIVATE PLACEMENT

During August and September 2004, the Company issued 2,000,000 shares of its common stock to a foreign investor generating proceeds of $2,830,000. The Company paid finders' fees of $104,000 to a third-party in connection with this transaction. The Company has also issued 250,000 and 150,000 warrants to the investor and a third-party, respectively, in connection with this transaction. The warrants are convertible at an exercise price of $1.55 per share and expire five years from the date of issuance. The investor has the right to have the Company reacquire all or a portion of the shares purchased at a price of $1.25 per share in the event the average price per share is less than $1.25 for a period of ten consecutive trading days during an option period commencing eight months after the effective date of the Company's registration statement and extending for a period of twelve months thereafter.

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

During the nine-month period ended September 30, 2004 and 2003, respectively, the Company granted 400,000 and 2,300,000 options, respectively, to purchase common stock to non-employees for services performed. The exercise prices of such options ranged from $1.25 to $2.40 and ranged from $0.02 to $1.70 for the nine-month period ended June 30, 2004 and 2003, respectively. As a result, the Company recorded consulting expense of approximately $308,000 and $1,251,000 for the nine-month period ended June 30, 2004 and 2003, respectively, under SFAS No. 123, which is included in selling, general, and administrative expenses in the accompanying statement of operations.

The fair value of the options granted during the nine-month period ended September 30, 2004 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.0%; stock volatility of ..42; estimated life of 36 months; and no dividend expected during the term.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - STOCK OPTIONS (continued)

During the nine-month period ended September 30, 2004 and 2003, the Company issued options to employees to purchase an aggregate of 250,000 shares and 1,525,000 shares, respectively, with a weighted-average exercise price of $0.98 and $0.02 per share, respectively, were granted with below market exercise prices. Included in the accompanying statement of operations is approximately $643,000 and $559,000 of compensation expense recorded under APB Opinion No. 25 during the nine-month period ended September 30, 2004 and 2003, respectively, associated with such option grants. The expense equals the difference between the fair market value of our common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, currently ranging up to 24 months.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

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

POTENTIAL REGISTRATION PENALTIES

In connection with its recently completed private placement, the Company may have to issue additional shares if it fails to meet certain deadlines, such as not filing a registration statement or if its registration is not effective within 45 days and 135 days of the final closing date, respectively. The final closing date was November 2, 2004. The additional shares of common stock to be issued amount to approximately 45,000 per month after the failure of meeting such deadlines, until the registration statement is filed or effective.

NOTE 7 - RELATED PARTY TRANSACTIONS

At December 31, 2003, the Company had advanced $23,400 to a majority stockholder and an officer of the Company. During the six-month period ended June 30, 2004, the Company paid $113,054 of personal expenses on behalf of the majority stockholder and officer. The majority stockholder and officer repaid $136,454 to the Company during the six-month period ended June 30, 2004. There is no remaining amount due from such advances as of September 30, 2004.

In September 2003, a stockholder advanced $15,000 to the Company. The advance does not bear interest and is payable on demand.

In May 2004, a stockholder advanced $175,000 to the Company. In August 2004, the stockholder converted the advance into the exercise of 150,000 stock options at a price of $1.25. The Company also paid $12,500 of interest in connection with the advance. There is no outstanding amount due to the stockholder at September 30, 2004.

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

In May 2004, a stockholder advanced $40,000 to the Company. In August 2004, the stockholder converted the advance into 10% convertible promissory notes. The advance did not bear interest. There is no outstanding amount due to the stockholder at September 30, 2004.

NOTE 8 - SUBSEQUENT EVENTS

During November 2004, the Company issued 2,500,000 shares of its common stock to two investors generating proceeds of $3.1 million, net of commission' fees and legal costs of $125,000 and $11,000, respectively. The Company also issued 312,500 warrants to such investors in connection with the transaction. The Company has also issued 187,500 warrants to a third-party as a financing fee. The warrants are convertible at an exercise price of $1.60 per share and expire five years from the date of issuance. The investors have the right to have the Company reacquire all or a portion of the shares purchased at a price of $1.00 per share in the event the average price per share is less than $1.00 for a period of ten consecutive trading days during an option period commencing eight months after the effective date of the Company's registration statement and extending for a period of twelve months thereafter. The investors' right is collateralized by 2,357,340 shares of the Company's investment in equity securities

The Company entered into a non-binding letter of intent to purchase the assets and assume certain liabilities of an Internet provider located in the Los Angeles metropolitan area. Under the contemplated terms of the transaction, the Company would acquire all tangible and intangible assets of the Internet service provider and would assume certain liability, including the liability of one vendor, up to $100,000. The purchase price for such assets amounts to $250,000 and 405,405 shares of the Company's common stock. There are no assurances that the contemplated transaction will be consumated.

The Company entered into a non-binding letter of intent to purchase the intangible assets of an Internet provider located in the South Florida area. Under the contemplated terms of the transaction, the purchase price for such assets amounts to $350,000 and approximately 175,000 shares of the Company's common stock. There are no assurances that the contemplated transaction will be consumated.

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

      PLAN OF OPERATION

Over the course of the next twelve months, we intend to raise additional operating capital, execute our business plan and focus our business development efforts in the following four key areas:

      o By enabling our customers to communicate more effectively with their employees, customers, vendors, and investors through the use of web-conferencing services, collaborative tools and application sharing sevices;

      o By diversifying our product and service offerings to enhance the usefullness of our solutions for customers who will have already adopted one or more products;

      o By acquiring internet service providers allowing us to sell our product offerings to their existing customer base, and;

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

      GOING CONCERN

The Company has generated minimal revenue since its inception on June 12, 2002, and has incurred net losses of approximately $15.7 million and had negative cash flows from operations of approximately $5.3 million since its inception through September 30, 2004. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due to fund possible future acquisitions and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

We account for our restricted investment in equity securities pursuant to Statement of Financial Accounting Standards ("SFAS") No.115. This standard requires such investments in equity securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be recorded as a component of stockholders' equity.

RESULTS OF OPERATIONS

      THREE- AND NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30,2003

REVENUES

We have generated minimal revenues since inception. Revenues recognized during the three and nine-month period ended September 30, 2004 consists of monthly licensing fees generated from our GRC Live product offerings launched during 2004.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

Sales, general, and administrative expenses consists primarily of salaries and related expenses paid to our employees and contractors. Our sales, general and administrative expenses for the three- and nine-month period ended September 30, 2004 increased by approximately $2.6 million and approximately $2.2 million, respectively, when compared to the same periods in 2003. The increase in sales, general, and administrative expenses during the three-month and nine-month period ended September 30, 2004 is primarily due to consulting services rendered in connection with a share-exchange agreement for a total consideration of $2.5 million. Additionally, the increase in sales and general and administrative expenses during the nine-month period ended September 30, 2004, when compared to the comparable period in 2003 was also due to an increase salaries and related benefits associated with additional personnel hired in 2004 to develop and market the Company's product offerings. This increase in consulting services and salaries and related benefits during the nine-month period ended was partially offset by a higher number of options granted below fair value during the first half of 2003 than in 2004. The fair value of such options amounted to approximately $950,000 and $1.9 million during the nine-month period ended September 30, 2004 and 2003, respectively. The stock options were granted to employees and consultants to develop and market the company's product offerings.

INTEREST EXPENSE

Interest expense consists primarily of interest recognized in connection with the settlement of pre-merger obligations as well as amortization of debt discount and interest on our convertible promissory notes. Our interest expense for the three-month and nine-month period ended June 30, 2004 increased by approximately $270,000 and $4.2 million when compared to the same periods in 2003. The increase in interest expense during the three-month period ended September 30, 2004 is primarily due to accrued interest and debt amortization of the Follow-on Notes issued in March 2004 and the 10% convertible promissory notes issued between May and August 2004. The increase in interest expenses during the nine-month period ended September 30, 2004 is primarily due to the recognition of interest expenses of $3.4 million in connection with the settlement of pre-merger obligations in February 2004. The interest expense associated with the settlement of pre-merger obligations result from the issuance of shares of our common stock valued at approximately $4.0 million in consideration for the payment of $600,000 of pre-merger obligations. No such convertible promissory notes were issued, nor any debt were settled during the same periods in 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have generated minimal revenues since inception. As a result, our current operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on private placement issuances of equity and debt financing instruments.

For the nine-month period ended September 30, 2004, we have received gross proceeds of approximately $2.8 million, $1.8 million, and $215,000 from the issuances of shares of common stock, convertible promissory notes, and advances from shareholder, respectively. Such proceeds, together with an increase of approximately $1.1 million in accounts payable and accrued expenses, were used to fund our operating expenses, as well as the payment of deferred financing costs of approximately $235,000, the repayment of convertible promissory notes amounting to $140,000, and the repayment of $250,000 of pre-merger obligations. We have also satisfied the remaining pre-merger obligations by issuing 1,365,000 shares of our common stock to a creditor. For the nine-month period ended June 30, 2003, we have received gross proceeds of approximately $1.2 million from the issuance of shares of common stock as well as $325,000 from the issuance of stock options which were used to fund our operating expenses.

During November 2004, the Company has received gross proceeds of approximately $3.2 million. The Company intends to use such proceeds for working capital and general and strategic corporate purposes..

We will need to raise a substantial amount of either debt or equity financing over the course of the next twelve months to fund our current level of operations and possible future acquisitions. There can be no assurance, however, that such financing will be available to us or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no commitments for any additional capital.

CERTAIN FACTORS WHICH MAY IMPACT FUTURE RESULTS

In addition to the other information in this report, the following factors should be considered in evaluating our financial condition and prospects. These factors may have a significant impact on our business and future operating results.

WE HAVE INCURRED LOSSES AND NEGATIVE CASH FLOW SINCE INCEPTION, RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that we will continue to operate as a going concern. We have incurred losses from inception, have an accumulated deficit and have experienced negative cash flows from operations since inception. These matters raise substantial doubt about our ability to continue as a going concern. We will require additional capital to fund our operations and possible future acquisitions. We intend to secure substantial additional financing in the near future to adequately fund our operations for the foreseeable future. However, there can be no assurance that capital, if any, will be available to us on acceptable terms.

The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT

We have not yet fully launched our products and services. We have generated minimal revenues since inception. We therefore still have a very limited operating history upon which you may evaluate our operations and future prospects, as well as limited insights into emerging trends that may affect our business. Additionally, the income potential of our business and from our markets is unproven. Because of the emerging nature of the industry, our executives have limited experience in it. As a young company operating in an emerging market, we face risks and uncertainties relating to our ability to implement our business plan successfully. You must consider these risks, uncertainties and difficulties in evaluating our potential for future profitability.

POSSIBLE DECLINE IN VALUE OF SHARES OF LANGLEY PARK INVESTMENTS, PLC

The Company holds 5,984,840 shares of Langley Park Investments, PLC, which were received pursuant to a stock exchange agreement with that Company. These shares are listed on the London Stock Exchange. At the date of the stock exchange agreement, the Langley investment shares were valued at $11.8 million, less the value of the shares transferred to a consultant for services rendered in connection with this transaction. Based on the subsequent decline in the market price of these shares, we are reflecting as of September 30, 2004 that the investment is valued at approximately $3.2 million. Under the terms of our agreement, we have no guarantees as to the price of the Langley Investment shares and no right to receive additional shares based on the decline in the value of the investment. It is possible that the value of these shares may decline further in the future, in which event the value of our restricted investment will be reduced further, and the benefit to the financial position of the Company may be substantially reduced or eliminated.

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

As of September 30, 2004, we had approximately $1.2 million in cash. Our existing cash is insufficient to fund our operations and meet our working capital and capital expenditure requirements for 2004. Accordingly, we are unable to fund operating and other expenses, working capital and capital expenditures from our operations and we find it necessary to secure additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

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

BECAUSE WE EXPECT TO CONTINUE TO INCUR NET LOSSES, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS STRATEGY AND THE PRICE OF OUR STOCK MAY DECLINE.

We have incurred net losses quarterly from inception through September 30 2004, and we expect to continue to incur net losses for the foreseeable future.

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

      o If our customers violate the intellectual property rights of others by providing content trough our services; or

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

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5 PER SHARE AND IS QUOTED ON THE OTCBB, OUR STOCK IS CONSIDERED A "PENNY STOCK", WHICH CAN ADVERSELY AFFECT ITS MARKETABILITY

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During July 2004, the Company issued 19,376 shares of its common stock to holders of the notes payable issued in connection with the Follow-on Financing in consideration of interest payment for the period ended June 30, 2004. The fair value of such shares amounted to approximately $35,000. Inasmuch as each of the investors had previously invested in prior financings of the Company or its subsidiaries, were accredited and sophisticated investors, had acquired the securities for investment and had access to applicable information pertaining to Newport, the issuance of the securities was exempt from registration under
Section 3(89) of the Securities Act of 1933.

Between July and August 2004, we issued to six accredited investors our promissory notes in the aggregate principal amount of $365,000 and warrants to purchase 365,000 shares of our common stock exercisable at $1.25 per share and expiring in June 2009. vFinance Investments, Inc. received a commission of 10% and an expense allowance equal to 4% of the amount raised. Inasmuch as each of the investors had previously invested in prior financings of the Company or its subsidiaries, were accredited and sophisticated investors, had acquired the securities for investment and had access to applicable information pertaining to Newport, the issuance of the securities was exempt from registration under
Section 4(2) of the Securities Act of 1933.

In July 2004, the Company has issued 5,882,352 shares of the Company's common stock at a purchase price of $2.01 to Langley Park Investments PLC (" Langley"). In exchange for such shares, Langley has issued 6,484,840 shares of its common stock to the Company. Approximately 3,250,000 shares of the Corporation will remain in an escrow account for up to two years, during which time the Company may not dispose of Langley's shares without its authorization. The agreement provides for, among other things, price protection provisions in the event the average of the ten closing bid prices per share (the "Average Bid Price") of the Company's common stock, as quoted on a stock exchange, the over-the-counter market or as appraised, during the ten trading days immediately preceding July 30, 2006 is below $2.01. If the Average Bid Price is below $2.01 at that time, a proportion of the shares of Langley held in escrow will be returned to Langley in the same ratio as the Average Bid Price is to $2.01.

In connection with the transaction with Langley, the Company has entered into a consulting agreement with E-Holdings, Inc ("E-Holdings, Inc."). Pursuant to this agreement, for services rendered, the Company committed to:

      1) transfer 877,500 shares of Langley to E-Holdings,

      2) issue to E-Holdings warrants convertible into 646,000 shares of the Company's stock at an exercise price of $1.70 per share or 500,000 shares of Langley,

      3) provide an option to E-Holdings to require the Company to repurchased the shares of Langley at $1.82 per share ("Option Price") by August 2005.

During the nine-months ended September 30, 2004, the Company has paid approximately $750,000 in lieu of transferring 409,000 shares of Langley to E-Holdings. During November 2004, the Company paid approximately $850,000 in lieu of transferring 468,500 shares of Langley to the E-Holdings. Also, during November 2004, E-Holdings has indicated to the Company that it opted to received the 500,000 shares of Langley in lieu of receiving the 646,000 warrants.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits

         10.1 Stock Purchase Agreement dated as of July 6, 2004, between Newport International Group, Inc. and Langley Park Investments PLC.

         10.2 Common Stock and Warrant Purchase Agreement dated as of August 27, 2004 by and among Newport International Group, Inc. and Robinson Reed Inc.

         10.3 Registration Rights Agreement dated as of August 27, 2004, by and among Newport International Group, Inc. and Robinson Reed Inc.

         10.4 Escrow Agreement dated as of August 27, 2004, by and among Newport International Group, Inc., Jenkens & Gilchrist Parker Chapin LLP and Robinson Reed Inc.

         10.5 Amendment No. 1 to Common Stock Purchase Agreement, Registration Rights Agreement and Escrow Agreement dated as of November 2, 2004 by and among Newport International Group, Inc., Robinson Reed Inc. and Jenkens & Gilchrist Parker Chapin LLP.

         31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b. Reports on Form 8-K

         (1) A report on Form 8-K was filed on September 2, 2004 reporting under Items 1 and 3.

         (2) A report on Form 8-K/A was filed on September 3, 2004 reporting under Items 1 and 3.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized


                NEWPORT INTERNATIONAL GROUP, INC.



      By:               /s/ Cery B. Perle                    November 15, 2004
          ---------------------------------------------      -----------------
                          Cery B. Perle                            Date
          President, Chief Executive Officer & Director
                 (Principal executive officer and
                   principal financial officer)