Form 10QSB/A
period 2004-09-30
NEWPORT INTERNATIONAL GROUP INC
filed 2004-11-19
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                     ______________________________________

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1
                     ______________________________________


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

                        NEWPORT INTERNATIONAL GROUP, INC.

                             INDEX TO FORM 10-QSB/A
                                 AMENDMENT NO. 1


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

         Consolidated Statements of Operations (Unaudited).....................5

         Consolidated Statements of Cash Flows (Unaudited).....................6

         Notes to Consolidated Financial Statements (Unaudited)................7

     Item 2. Management's Discussion and Analysis or Plan of Operation........22



PART II - OTHER INFORMATION

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .....38

     Item 6. Exhibits ........................................................39

     Signatures...............................................................40

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                        NEWPORT INTERNATIONAL GROUP, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash ..........................................................  $  1,228,761
  Investment in equity securities held for trading ..............       288,814
                                                                   ------------

     Total current assets .......................................     1,517,575

  Restricted investment in equity securities ....................     3,213,000
  Website development costs, net of accumulated amortization
   of $26,250 ...................................................         8,750
  Property and equipment, net of accumulated depreciation
   of $20,649 ...................................................        68,812
  Deferred financing costs, net of accumulated amortization
   of $134,016 ..................................................       245,010
  Other assets ..................................................         2,228
                                                                   ------------

     Total assets ...............................................  $  5,055,375
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses .........................  $  1,406,539
  Current portion of capitalized lease obligations ..............        10,332
  Convertible promissory notes, net of debt discount of $318,507        206,493
  Accrued interest on convertible promissory notes ..............        38,467
  Due to stockholders ...........................................        15,000
                                                                   ------------

     Total current liabilities ..................................     1,676,831

  Convertible promissory notes, net of discount of $737,747 .....     1,071,346
  Capitalized lease obligations, net of current portion .........         9,663
  Other liabilities .............................................         6,426
                                                                   ------------

     Total liabilities ..........................................     2,764,266

Stockholders' Equity:
  Preferred stock; $.0001 par value, 5,000,000 shares authorized,
   none issued and outstanding ..................................             -
  Common stock; $.001 par value, 150,000,000 shares authorized,
   22,322,397 issued and outstanding ............................        22,322
  Additional paid-in capital ....................................    25,350,699
  Accumulated other comprehensive loss ..........................    (7,635,377)
  Accumulated deficit ...........................................   (15,446,535)
                                                                   ------------

     Total stockholders' equity .................................     2,291,109
                                                                   ------------

     Total liabilities and stockholders' equity .................  $  5,055,375
                                                                   ============

                 See Notes to Consolidated Financial Statements.

                                       NEWPORT INTERNATIONAL GROUP, INC.
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                     Three Months Ended           Nine Months Ended           For the Period
                                        September 30,                September 30,          From June 12, 2002
                                 --------------------------   --------------------------   (Date of Inception)
                                     2004           2003          2004           2003      to September 30,2004
                                 ------------   -----------   ------------   -----------   --------------------
Revenues ......................  $      5,339   $         -   $      8,729   $         -       $      8,729

Operating expenses:
  Sales, general and
   administrative                   2,910,925     1,192,815      5,114,035     3,856,027         10,518,183
                                 ------------   -----------   ------------   -----------       ------------

     Total operating expenses .     2,910,925     1,192,815      5,114,035     3,856,027         10,518,183
                                 ------------   -----------   ------------   -----------       ------------

     Operating loss ...........    (2,905,586)   (1,192,815)    (5,105,306)   (3,856,027)       (10,509,454)
                                 ------------   -----------   ------------   -----------       ------------

Other expenses:
  Unrealized loss on investment
   in equity securities
   held for trading ...........       686,337             -        686,337             -            686,337
  Interest expense ............       271,653             -      4,213,945             -          4,250,744
                                 ------------   -----------   ------------   -----------       ------------

  Total other expenses ........       957,990             -      4,900,282             -          4,937,081
                                 ------------   -----------   ------------   -----------       ------------

Net loss ......................    (3,863,576)   (1,192,815)   (10,005,588)   (3,856,027)       (15,446,535)


Other comprehensive loss
  Unrealized loss on restricted
  investment ..................    (7,635,377)            -     (7,635,377)            -         (7,635,377)
                                 ------------   -----------   ------------   -----------       ------------

Comprehensive loss ............  $(11,498,953)  $(1,192,815)  $(17,640,965)  $(3,856,027)      $(23,081,912)
                                 ============   ===========   ============   ===========       ============

Basic net loss per common share  $      (0.20)  $     (2.75)  $      (0.71)  $     (8.88)
                                 ============   ===========   ============   ===========

Basic weighted average common
shares outstanding ............    19,335,609       434,099     14,141,307       434,099
                                 ============   ===========   ============   ===========

                                See Notes to Consolidated Financial Statements.

                                                      -5-

                                       NEWPORT INTERNATIONAL GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                                   Nine Months Ended         For the Period
                                                                      September 30,        From June 12, 2002
                                                               --------------------------  (Date of Inception)
                                                                   2004           2003     to September 30,2004
                                                               ------------   -----------   -------------------

Cash flows from operating activities:
Net loss ..................................................... $(10,005,588)  $(3,856,027)     $(15,446,135)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Unrealized loss on investment held for trading .............      686,337             -           686,337
  Amortization of debt discount ..............................      215,425             -           217,318
  Fair value of common shares issued in connection
   with debt settlement, in excess of pre-merger obligations .    3,482,382             -         3,482,382
  Fair value of shares of common stock issued in
   payment of interest on promissory notes ...................       69,148             -            69,148
  Loss on sale of property and equipment .....................            -        29,906            29,906
  Depreciation and amortization ..............................       43,763        26,791            77,460
  Write-off of deposit on Focus Focus.com ....................            -       100,000           100,000
  Amortization of deferred financing costs ...................      130,604             -           134,016
  Fair value of stock options issued to employees
   and consultants for services rendered .....................      950,661     1,850,790         3,365,049
  Common stock issued to consultants for services rendered ...      134,125       153,000           409,875
  Fair value of common stock issued in connection with
   note payable ..............................................      194,000             -           194,000
Changes in operating assets and liabilities
  Due from related party .....................................       23,400       (37,900)                -
  Prepaid expenses and other current assets ..................        4,000        45,633                 -
  Accounts payable and accrued expenses ......................    1,168,615       159,174         1,373,925
  Other long-term liability ..................................            -             -             6,426
  Accrued interest on convertible promissory notes ...........       45,243             -            45,243
                                                               ------------   -----------      ------------

Net cash used in operating activities ........................   (2,857,885)   (1,528,633)       (5,255,450)
                                                               ------------   -----------      ------------

Cash flows from investing activities:
  Proceeds from sale of property and equipment ...............            -        60,073            60,073
  Changes in other assets ....................................            -             -            (2,228)
  Cash acquired from merger ..................................       16,196             -            16,196
  Deposit on acquisition of Focus Focus.com ..................            -             -          (100,000)
  Website development costs ..................................            -             -           (35,000)
  Purchases of property and equipment ........................      (45,041)     (146,949)         (178,098)
                                                               ------------   -----------      ------------

Net cash used in investing activities ........................      (28,845)      (86,876)         (239,057)
                                                               ------------   -----------      ------------

Cash flows from financing activities:
  Principal repayments on lease obligations ..................       (7,233)            -           (11,908)
  Proceeds from issuance of convertible promissory notes .....    1,726,026             -         2,434,093
  Proceeds from exercise of stock options ....................          750       325,000           325,750
  Advances from stockholders .................................      215,000             -           230,000
  Collection of stock subscription receivable ................            -        81,000            81,000
  Proceeds from issuance of common stock .....................    2,830,000     1,199,007         4,447,925
  Payments of convertible promissory notes ...................     (140,000)            -          (140,000)
  Payments of costs-issuance of common stock .................     (104,000)            -          (104,000)
  Payments of deferred financing costs .......................     (235,754)            -          (289,592)
  Payments of pre-merger notes payable........................     (250,000)            -          (250,000)
                                                               ------------   -----------      ------------

Net cash provided by financing activities ....................    4,034,789     1,605,007         6,723,268
                                                               ------------   -----------      ------------

Change in cash ...............................................    1,148,059       (10,502)        1,228,761

Cash, beginning of year ......................................       80,702         5,866                 -
                                                               ------------   -----------      ------------

Cash, end of period .......................................... $  1,228,761   $    (4,636)     $  1,228,761
                                                               ============   ===========      ============
                                                                                                (continued)
                                See Notes to Consolidated Financial Statements.

                                                     - 6A -

                                       NEWPORT INTERNATIONAL GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                  (continued)
                                                                   Nine Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                   2004           2003
                                                               ------------   -----------
Supplemental disclosures of cash flow information:
 Cash paid during the nine month period for interest and taxes $      7,768   $         -
                                                               ============   ===========

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants issued in connection with the issuance
of the convertible notes and corresponding debt discount ..... $    727,334   $         -
                                                               ============   ===========

Advance from a shareholder converted into an exercise
of stock options ............................................. $    187,500   $         -
                                                               ============   ===========

Advances from a shareholder converted into convertible
promissory notes ............................................. $     40,000   $         -
                                                               ============   ===========

Beneficial feature resulting from issuance of
convertible promissory notes and corresponding
debt discount ................................................ $    520,687   $         -
                                                               ============   ===========

Fair value of issuance of common stock in connection with the
 settlement of pre-merger obligations ........................ $    544,368   $         -
                                                               ============   ===========

Exchange of shares for investment in equity securities ....... $ 11,823,528   $         -
                                                               ============   ===========

Decline in fair value of restricted investment ............... $  7,635,377   $         -
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

The accompanying financial statements have been prepared on a going concern basis. However, the Company has generated minimal revenue since its inception on June 12, 2002, has incurred net losses of approximately $15.4 million and has negative cash flows from operations of approximately $5.3 million since its inception through September 30, 2004. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come to fund possible future acquisitions due and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

INVESTMENT IN EQUITY SECURITIES HELD FOR TRADING AND RESTRICTED INVESTMENT IN EQUITY SECURITIES

The Company holds 6,484,840 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company issued 5,882,352 of its shares of common stock in exchange for the Investee's stock. At the time of issuance, the Company recorded the cost of the investment at the market value of the shares exchanged of approximately $11.8 million. During October 2004, the Investee's shares became publicly-traded. Subsequent to September 30, 2004, the market value of the Company's investment significantly declined to approximately $3.5 million. The Company has given retroactive recognition to this significant decline as of September 30, 2004.

Of the aggregate 6,484,840 shares of the Investee's stock, 5,950,000 shares, valued at approximately $3.2 million as of September 30, 2004, are recorded as restricted investment in equity securities. The remaining 534,840 shares of the Investee, valued at approximately $290,000 as of September 30, 2004, are recorded as investment in equity securities held for trading. The decrease in the carrying value of the investment in equity securities held for trading of approximately $690,000 has been included as other expenses in the statement of operations, while the decrease in the carrying value of the restricted investment of approximately $7.6 million has been included as accumulated other comprehensive loss in stockholders' equity.

The restricted securities represent 2,700,000 shares of the Investee held as collateral for the Company's possible obligation if it has to repurchase 2,500,000 shares it has issued in a private placement during November 2004, and 3,250,000 shares, which are held in escrow and cannot be sold by the Company for up to two years as prescribed by the agreement.

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

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2004            2003
                                                   -------------   -------------

Net loss as reported ............................. $(10,005,588)   $ (3,856,027)
Add:
  Stock-based compensation expense included in
   reported net loss, net of related tax effects..      642,661         559,219
Deduct:
  Total stock-based employee compensation expense
   under fair value based method for all awards,
   net of related tax effects ....................     (653,489)       (560,282)
                                                   ------------    ------------

Pro forma net loss ............................... $(10,016,416)   $ (3,857,090)
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

The Company has entered into a consulting agreement with a third-party in connection with this stock exchange agreement. Pursuant to this agreement, the Company committed to the following compensation for services rendered by the consultant:

      1) to transfer 877,500 shares of the Investee,

      2) to provide an option to the consultant whereby the Company agrees to repurchase all Investee's shares held by the consultant at $1.82 per share ("Option Price") by August 2005.

During the nine-months ended September 30, 2004, the Company has paid approximately $750,000 in lieu of transferring 409,000 shares (of the agreed total 877,500 shares) of the Investee to the consultant. During November 2004, the Company paid approximately $850,000 in lieu of transferring the remaining 468,500 shares (of the agreed total 877,500 shares) of the Investee to the Consultant. In aggregate, the consideration for the consultant's services amounted to approximately $1,600,000, which is included in the sales, general, and administrative expenses in the accompanying financial statements. The Company owes approximately $850,000 in consulting services at September 30, 2004, which was paid in November 2004 and is included in the accounts payable and accrued expenses in the accompanying balance sheet.

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

      GOING CONCERN

The Company has generated minimal revenue since its inception on June 12, 2002, and has incurred net losses of approximately $15.4 million and had negative cash flows from operations of approximately $5.3 million since its inception through September 30, 2004. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due to fund possible future acquisitions and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

Sales, general, and administrative expenses consists primarily of salaries and related expenses paid to our employees and contractors. Our sales, general and administrative expenses for the three- and nine-month period ended September 30, 2004 increased by approximately $1.7 million and approximately $1.3 million, respectively, when compared to the same periods in 2003. The increase in sales, general, and administrative expenses during the three-month and nine-month period ended September 30, 2004 is primarily due to consulting services rendered in connection with a share-exchange agreement for a total consideration of $1.6 million. Additionally, the increase in sales and general and administrative expenses during the nine-month period ended September 30, 2004, when compared to the comparable period in 2003 was also due to an increase salaries and related benefits associated with additional personnel hired in 2004 to develop and market the Company's product offerings. This increase in consulting services and salaries and related benefits during the nine-month period ended was partially offset by a higher number of options granted below fair value during the first half of 2003 than in 2004. The fair value of such options amounted to approximately $950,000 and $1.9 million during the nine-month period ended September 30, 2004 and 2003, respectively. The stock options were granted to employees and consultants to develop and market the company's product offerings.

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

UNREALIZED LOSS ON INVESTMENT IN EQUITY SECURITIES HELD FOR TRADING

Our unrealized loss on investment held for trading for the three and nine month period ended September 30, 2004, increased by approximately $690,000 and $690,000, respectively, when compared to the same periods in 2003. This increase is primarily due to a decrease during that period in the market value of the equity securities acquired by the Company in the third quarter of 2004.

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

POSSIBLE DECLINE IN VALUE OF SHARES OF LANGLEY PARK INVESTMENTS, PLC

The Company holds 6,484,840 shares of Langley Park Investments, PLC, which were received pursuant to a stock exchange agreement with that Company. These shares are listed on the London Stock Exchange. At the date of the stock exchange agreement, the Langley investment shares were valued at $11.8 million. Based on the subsequent decline in the market price of these shares, we are reflecting as of September 30, 2004 that the investment is valued at approximately $3.5 million. Under the terms of our agreement, we have no guarantees as to the price of the Langley Investment shares and no right to receive additional shares based on the decline in the value of the investment. It is possible that the value of these shares may decline further in the future, in which event the value of our investment will be reduced further, and the benefit to the financial position of the Company may be substantially reduced or eliminated.

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

PART II - OTHER INFORMATION

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

In connection with the transaction with Langley, the Company has entered into a consulting agreement with E-Holdings, Inc ("E-Holdings, Inc."). Pursuant to this agreement, for services rendered, the Company committed to:

      1) transfer 877,500 shares of Langley to E-Holdings,

      2) provide an option to E-Holdings to require the Company to repurchased the shares of Langley at $1.82 per share ("Option Price") by August 2005.

During the nine-months ended September 30, 2004, the Company has paid approximately $750,000 in lieu of transferring 409,000 shares of Langley to E-Holdings. During November 2004, the Company paid approximately $850,000 in lieu of transferring 468,500 shares of Langley to E-Holdings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits

         10.1 Stock Purchase Agreement dated as of July 6, 2004, between Newport International Group, Inc. and Langley Park Investments PLC. (Previously filed)

         10.2 Common Stock and Warrant Purchase Agreement dated as of August 27, 2004 by and among Newport International Group, Inc. and Robinson Reed Inc. (Previously filed)

         10.3 Registration Rights Agreement dated as of August 27, 2004, by and among Newport International Group, Inc. and Robinson Reed Inc. (Previously filed)

         10.4 Escrow Agreement dated as of August 27, 2004, by and among Newport International Group, Inc., Jenkens & Gilchrist Parker Chapin LLP and Robinson Reed Inc. (Previously filed)

         10.5 Amendment No. 1 to Common Stock Purchase Agreement, Registration Rights Agreement and Escrow Agreement dated as of November 2, 2004 by and among Newport International Group, Inc., Robinson Reed Inc. and Jenkens & Gilchrist Parker Chapin LLP. (Previously filed)

         31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

         31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

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



      By:               /s/ Cery B. Perle                    November 19, 2004
          ---------------------------------------------      -----------------
                          Cery B. Perle                            Date
          President, Chief Executive Officer & Director
                 (Principal executive officer and
                   principal financial officer)