Form 10KSB
period 2004-12-31
NEWPORT INTERNATIONAL GROUP INC
filed 2005-04-01
CIK 1103577

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)


 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 2004


 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 For the transition period from ______ to ______


                        Commission File Number 000-30587


                        NEWPORT INTERNATIONAL GROUP, INC.
                 (Name of small business issuer in its charter)


              Delaware                                  23-3030650
              --------                                  ----------
    (State or other jurisdiction                       (IRS Employer
  of incorporation or organization)                 Identification No.)


 73061 El Paseo, Suite 202, Palm Desert, California                     92260
 ------------------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip Code)


                     Issuer's telephone number: 760-779-0251


         Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each exchange
         Title of each class                       on which registered
        -------------------                        -------------------

               None                                  Not Applicable


         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $10,583 for the 12 months ended December 31, 2004.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Newport's common stock on March 20, 2005 is approximately $ 17,221,000.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of March 20, 2005, 26,493,846 shares of common stock are issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable. Transitional Small Business Disclosure Form (check one): Yes ___ No _X_

When used in this annual report, the terms "Newport," "we," and "us" refers to Newport International Group, Inc., a Delaware corporation, and its subsidiaries, Grass Roots Communications, Inc., a Delaware corporation ("Grass Roots") and Spare Back-Up Inc., a Delaware corporation ("Spare").

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                                  OUR BUSINESS

Overview

         We sell productivity tools and services to small and medium sized businesses. Our products are web-based and broadband-enabled and focus on improving remote communications and automating data archiving and storage for the non-technical owners and managers of small and medium sized businesses. Our real-time communications product offers the ability to communicate with others remotely, using text, audio, video, and Voice over Internet Protocol (VoIP) calling, as well as collaborative features such as document and application sharing, whiteboard and annotation in a virtual workspace.

         The growing adoption of broadband services, together with technology advances in web-cameras, audio codecs and operating systems has helped clear the path for real-time, rich media conferencing and collaboration across great distances. We believe that we provide an affordable approach to real-time audio and video communication via the Internet.

         Videoconferencing in its most basic form is the transmission of synchronized image (video) and speech (audio) back and forth between two or more participants in physically separate locations, simulating an exchange as if the two (or more) participants were in the same physical conversation. This is accomplished through the use of cameras (to capture and send video from your local endpoint), video displays (to display video received from remote endpoints), microphones (to capture and send audio from your local endpoint), and speakers (to play audio received from remote endpoints).

         We have developed services directed to the web-based communications, collaboration and conferencing markets. The real time communications and conferencing tools market is relatively new and growing very rapidly, as evidenced by companies such as WebEx Communications, Genesys Conferencing, Microsoft and Groove Networks. We believe that our software is unique in that it enables low cost, easy to scale document sharing and collaborative tool sets and is designed for use by small and medium sized businesses. By providing new technology in this area, paired with affordability, accessibility and ease of overall use, we believe we can be a competitive factor in this specialized business marketplace.

         There is a growing need for better ways of archiving data for legal, regulatory and compliance reasons and for occasional reference in support of ongoing business operations. Historically, businesses have relied on backup tapes for storing archived data, but this process is rare in a small or medium sized business environment. In addition, many industries, such as healthcare and financial services, are facing increased governmental regulation mandating the way in which electronic records are stored and managed. To help customers meet these growing storage challenges, we presently plan to introduce digital archiving services during the first half of fiscal 2005 as part of our new Spare Back-up product line.

Our Target Customers

         We focus on owners and executives of small to mid-size businesses that use technology to support their businesses and who also use technology to compete with larger and often more powerful businesses. Since our products and services allow non-technical users to quickly, easily and thoroughly access real-time communications, rich media conferencing and collaboration or data archiving and storage, we believe that our business is uniquely relevant to enabling small companies to succeed using technology. Our products and services also support individual business professionals working in companies of all sizes. Other unique characteristics are additional coding that enables easy to scale infrastructure and support elements. We believe that this characteristic provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

Our Products and Services

         Our Conga family of communication and collaboration software services is designed to better meet the needs of small business users. Communication tools within Conga include:

     o   Advanced VoIP phone calling and features;
     o   Simultaneous, integrated multi-network instant messaging;
     o   Private rich media communications;
     o   Group rich media communications;
     o   Contact lists with presence detection;
     o   Audio messaging;
     o   Integrated message center, and
     o   Ability to save and store communications.

         Collaboration tools within Conga include:

     o   One-click entry to shared workspace;
     o   Whiteboard;
     o   Edit, annotate, save a shared document;
     o   On-line presentations;
     o   Application-sharing;
     o   File-sharing and storage;
     o   Printing from a remote location;
     o   Rich media conferencing, and
     o   Advanced encryption and security.

Management and integration tools within Conga include:

     o   Communication storage and retrieval;
     o   Phone book;
     o   Security controls;
     o   Calendar synchronization with Microsoft Outlook;
     o   Integration with Microsoft Office;
     o   Contacts prioritization and grouping;
     o   Rich media device detection;
     o   Remote desktop; and
     o   Instant Invite.

         The monthly fees we charge our customers for Conga are $10.00 to $30.00 per two users.

         Prior to Conga, we sold our software applications under the GRC family of products, which had similar features and functionalities and for which we generated monthly subscriptions ranging from $80 to $180. Our revenues from the GRC family of products generated revenues of approximately $10,000 during 2004.

         We have recently launched our Spare Back-up product line in the first half of 2005. Spare automatically and efficiently backs up all data on selected laptop or desktop computers. As a result, we believe small companies can ensure file safety in PCs and laptops for backup and retrieval. An overview of customer benefits includes:

      o Ease-of-use - Spare provides fast, easy and fully automated data protection. Users benefit from automated data file selection, which distinguishes user data files from operating system and application files. As a result, users do not have to remember where all of their data files are stored. Spare also ensures that open files are protected, and allows users to retrieve multiple past versions of a file, not just the most recently backed-up version.

      o Impenetrable Security and Protection of Corporate Data - Spare ensures that all data is encrypted with advanced 448-bit encryption on the user's machine using a user provided "key" or password. The data is encrypted a second time using SSL, or secure sockets layer, while it is being transmitted and a third time before it is stored on the RAID, or redundant array of independent disc, servers using a strong private key.

      o SSL Support - SSL based protocol enhancements to address security parameters during: registration, upgrade, backup and retrieve.

     The monthly subscription fee we anticipate that we will charge for Spare will start at $15.97 for two gigabytes of space.

How we market our products and services

         Our products are sold direct to the customer via online distribution. Users may try our products and services at no cost for a limited trial period by downloading our software. In addition, we will seek to establish a network of affiliates that will also distribute our products online, as well as a partnership network that will promote and/or resell our products. The primary focus of our partnership efforts will be with key original equipment manufacturers (OEM) and telecommunications service providers.

         Our marketing supports our sales efforts. In addition, we believe that attracting users to our Spare Back-up product line will allow us to cross-sell Conga to this potential customer base. During the second quarter of fiscal 2005 we anticipate that we will test market Spare in a direct response television campaign promoting both its features and the branding of our company as a precursor to the launch of a national advertising campaign. Based upon the results of the direct marketing campaign, our marketing plan presently provides that we will then advertise Spare nationally, as well as to specific vertical business types within the small and medium sized sectors. We cannot presently anticipate the exact cost of this national campaign if we decide to launch the advertising, but our present estimate is between $100,000 and $1.0 million.

Customer Support

         We provide our tier 1 and tier 2 support for our services. Our tier 1 customer support provides initial call resolution and direct linking capabilities to our tier 2 customer support. Tier 2 customer support is managed by an internal group of specialists who are co-located within our Network Operation Center and software development headquarters in Phoenix. Co-location with the software development group allows for the resolution of highly specific technical issues as well as identification of potential application flaws.

Technology

         Our products use a sophisticated combination of software and networking to deliver rich content from one person's desktop to other users across the Internet. Our networking components currently support:

      o real-time audio at an average of twice the quality of a typical cell phone call;
      o  high resolution video;
      o  application sharing;
      o  remote desktop access;
      o  remote printing;
      o  scheduling; and
      o  a collaborative whiteboard.

         The networking systems used by us were designed to use outbound Internet connections for all communications, thus allowing many users who are behind a firewall access to collaboration services not available from peer to peer software. We can expand our network capacity quickly and with highly predicable costs.

         We outsource our hosting services and utilize high-end RedHat Linux severs, hosted worldwide, as well as proprietary networking protocols. This provides a highly available network that can scale rapidly using off the shelf hardware. These systems are fully redundant and we anticipate our reliability at 99.5%.

         Our business will suffer if our systems fail or our third-party facilities become unavailable. A reduction in the performance, reliability and availability of our systems and network infrastructure may harm our ability to distribute our products and services to our customers and other users, as well as harm our reputation and ability to attract and retain customers and content providers. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. If for some reason we should not have redundancy in our facilities, any damage or destruction to our systems would significantly harm our business. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, "denial of service" attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications which are beyond our control. This could lead to slower response times or system failures.

         Our computer and communications infrastructure is located at a single leased facility in Arizona. The infrastructure here is not fully redundant and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

Competition

         The market for online backup, as well as real time communications and rich media conferencing and collaboration products and services is extremely competitive. Competitive factors include pricing, the number and range of tools, ease of integration, and ease of use. Conga competes with providers of teleconferencing and videoconferencing services, such as WebEx, Microsoft (NetMeeting), Intercall, First Virtual Communications, and Raindance Communications, and collaboration tools and services, including Groove from Groove Networks. Additionally, there are a number of companies that provide outsourced digital media services. As the multimedia broadcast market continues to develop, we expect to see increased competition from traditional telecommunication service providers or resellers of those services. There are also a number of providers of products such as ours at the enterprise level of "broadcast" capability. There are also a number of providers that offer basic peer to peer communications/conferencing for small office/home office and business professionals. As we move up the scale of product capability to higher integration and increased number of collaboration features, there are fewer providers who support the small office/home office and small and medium business community. Our Spare Back-up product line will compete with a number of companies offering competitive remote back-up services, included Connected.com, an Iron Mountain subsidiary, NovaStor and First Backup, as well as local back-up devices such as external drives and media.

         Other than major companies which support large enterprises in the conferencing market, most of our current competitors distribute their products online with an e-commerce option from their sites; and these companies also offer several basic ways to contact their sales or customer service departments. Most of our competitors use small direct forces and affiliate and reseller programs to market their products, and a few of our competitors also offer strategic partnerships arrangements. Based upon our review, none of our competitors actively market to small and medium sized businesses exclusively. We believe, however, that the utilization of this type of marketing approach may become a distinguishing factor for the success of future providers such as our company.

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

Intellectual Property

         Our intellectual property is critical to our business, and we may seek to protect our intellectual property through copyrights, trademarks, patents, trade secrets, confidentiality provisions in our customer, supplier, potential investors, and strategic relationship agreements, nondisclosure agreements with third parties, and invention assignment agreements with our employees and contractors, although we do not execute such agreements in every case. Our protection efforts may prove to be unsuccessful, and unauthorized parties may copy or infringe upon aspects of our technology, services or other intellectual property rights. In addition, these parties may develop similar technology independently. Existing trade secret, copyright and trademark laws offer only limited protection and may not be available in every country in which we will offer our services.

         We are currently preparing the documentation to file patents for our network architecture. We are also exploring our abilities to file for patents to include living document functions. The applications we plan to file may fail to result in any patents being issued. Even if one or more of these patents are issued, any patent claims allowed may not be sufficiently broad to protect our technology. In addition, any patents may be challenged, invalidated or circumvented and any right granted thereunder may not provide meaningful protection to us. The failure of any patents may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing any of our intellectual property rights.

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

         The Investment Company Act of 1940 restricts the operations of companies that are deemed to be "investment companies." As a result of the transaction with Langley Park which is described elsewhere in this annual report, at December 31, 2004 a significant portion of our assets were classified as "restricted investment in equity securities." Prior to entering into the transaction with Langley Park our board of directors passed a resolution affirmatively stating that we do not intend to become an investment company and thereby be subject to the Investment Company Act of 1940. Because these securities are subject to escrow agreements which prohibit us from disposing of them, notwithstanding the requirement under generally accepted accounting principles that the value of the securities be represented as an asset on our balance sheet, this asset is presently illiquid and we do not consider it a marketable security. As a result, we do not believe that we will be deemed to be an "investment company" by virtue of this transaction. If, however, we should inadvertently become subject to the Investment Company Act of 1940 and if we should fail to comply with the requirements of that act, we would be prohibited from engaging in business or selling our securities, and could be subject to civil and criminal actions for doing so. Any failure to comply with the Investment Company Act would therefore seriously harm our business.

Employees

         As of December 31, 2004, we had 19 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

         In November 2000, Mr. Soloman Lam, our then president and CEO, executed certain land contracts to purchase approximately 3,300 acres of land for a total of $11,389,600 which we intended to develop in the future. These contracts were due to close on September 1, 2001, but were extended to March 1, 2002 at the sellers' request. Mr. Lam personally deposited $180,000 into escrow pending closing and we had agreed to reimburse him when he assigned the contracts to us. On February 12, 2002, the land contracts were cancelled and the $180,000 deposit was returned to Mr. Lam. Simultaneously, on February 12, 2002, Mr. Lam executed a new land contract to purchase approximately 2,300 acres of land for $15,000,000. We deposited $10,000 in escrow pending closing on April 30, 2002. The closing on this contract was subsequently extended until July 29, 2002 and as consideration we released the $10,000 to the seller that was in escrow. Subsequently, the closing was again extended to September 30, 2002, in consideration for a $25,000 non-refundable deposit. The closing was again extended to December 30, 2002, then to March 31, 2003, then to July 31, 2003, then to October 30, 2003, and subsequently to January 30, 2004, with no additional deposit required. The check representing the $25,000 deposit was never negotiated and in December 2003 it was voided. We do not intend to proceed with this project. We have forfeited the $10,000 deposit and all rights and obligations of this project have been assigned by us to Newport International Group, Inc., a Florida corporation formerly known as Clinda Development Corporation, a company affiliated with Mr. Clint Beckwith, a former officer and director of our company.

         In December 2001, Mr. Lam entered into purchase contracts to acquire 45 acres of vacant land, representing nine lots, in Wellington, Florida for a total purchase price of $470,000. In April 2002, Mr. Lam closed on two of the nine lots and in May 2002, closed on a third lot. The remaining six lots were to be purchased when and if financing becomes available. Mr. Lam agreed to transfer the vacant land to us in exchange for a purchase price equal to cost. Deposits totaling $15,000 were paid by us in 2002 in conjunction with this land. The lots were never transferred to us, the $15,000 became a receivable from Mr. Lam and in December 2003 was expensed as an addition to our additional paid-in capital.

         On February 6, 2004, we closed an Agreement and Plan of Merger with Grass Roots Communications Inc., a Delaware corporation. Grass Roots was a development stage company incorporated in Delaware in June 2002 initially to create, produce, deliver and track targeted multimedia communications over the Internet. Under the terms of this agreement, Grass Roots became our wholly-owned subsidiary. At the effective time of the merger, the stockholders of Grass Roots exchanged their securities for approximately 12,300,000 shares of our common stock, representing approximately 93% of our common stock. Contemporaneous with this transaction, Grass Roots' President and Chief Executive Officer, Mr. Cery
B. Perle, was elected as a member of our Board of Directors and appointed CEO, and Mr. Lam resigned his positions with our company. Mr. Richard Galterio, the other member of our Board of Directors before the transaction remained as a director, and Mr. Edward L. Hagan, Secretary of Grass Roots, was appointed our secretary. Mr. Perle, the principal stockholder of Grass Roots, and members of his family/household received an aggregate of 46% of our shares of common stock as a result of the exchange upon the merger.

         Prior to our acquisition of Grass Roots, on January 6, 2003, Grass Roots entered into a stock purchase agreement, with Ms. Esther Jill Pinsker and Mr. Jan Johannes Dekkers, as amended on January 24, 2003, to purchase all of the issued and outstanding capital stock of FocusFocus.com, Inc. for a purchase price of $1,710,000. Under the terms of the agreement, $150,000 of the purchase price was to be paid by the closing date and the remaining $1,560,000 was to be paid in monthly installments of $30,000 plus accrued interest with the remaining balance due on the 13th month after the closing date. FocusFocus provided private, web page-based video and audio communications services, e-conferencing, collaborative document preparation and revisions and chat services in a real time, web-based environment. After Grass Roots' acquisition of FocusFocus, it restructured its product and service offerings and combined its operations with FocusFocus' web-based conference and collaboration tools.

         Under the terms of this agreement, Grass Roots has paid the sellers $250,000. By letter dated May 2, 2003 counsel for the sellers advised Grass Roots that it was in breach of the agreement and promissory notes for failing to make scheduled monthly payments. By letter dated May 16, 2003, counsel for the sellers gave notice that they would sell the assets of FocusFocus.com Inc. to the highest bidder at a public auction on May 30, 2003. By letter dated May 22,2003, counsel for Grass Roots notified counsel for the sellers that Grass Roots was prepared to return all of the assets of FocusFocus.com, Inc. to the sellers. Grass Roots subsequently returned those assets, which included patent applications, software applications, programs, code and related materials. The promissory notes from Grass Roots to sellers provide that notwithstanding the acceleration clause, upon an event of default (as defined in the agreement) that is not cured within the prescribed time, that the shares of FocusFocus.com, Inc. and the assets of it acquired by Grass Roots will revert back to the sellers, the promissory notes would be terminated and be of no further force and effect and all remaining sums due thereunder would be cancelled.

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

         In December 2004, we received a letter from counsel for the former owners of FocusFocus requesting that we ceased to state in our public filings that they did not perform under the aforementioned consulting agreements and have also requested to receive the initial 500,000 stock options.

         To date, while no litigation has been filed, the parties have attempted unsuccessfully to resolve their differences. In the event the parties are unable to resolve their differences, litigation may result. In that event, Grass Roots will take the position that it has returned all of the FocusFocus.com, Inc. assets to the sellers and owes nothing under the stock purchase and related agreements, and it is likely that the sellers will take the position that they are owed the remaining balance under the promissory notes and the right to purchase 1,000,000 shares of Grass Roots' common stock for $.01 per share.

         In September 2004, we executed a non-binding letter of intent to purchase the assets and assume certain liabilities of MM Internet, Inc., an Internet service provider located in the Los Angeles metropolitan area. Under the contemplated terms of the transaction, we were to acquire all tangible and intangible assets of the company and assume certain liabilities, including the liability of one vendor, up to $100,000. The anticipated purchase price for the assets was $250,000 and 405,405 shares of our common stock. In January 2005, we announced that we had terminated negotiations on this proposed transaction as we were unable to reach acceptable terms.

         In November 2004, we executed a non-binding letter of intent to purchase the intangible assets of an Internet provider located in the South Florida area. Under the contemplated terms of the transaction, the purchase price for such assets amounts to $350,000 and approximately 175,000 shares of our common stock. We terminated negotiations on this proposed transaction as we were unable to reach acceptable terms.

RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

         Our net loss for fiscal 2004 was $14,258,448 as compared to a net loss of $5,073,252 for fiscal 2003, and we reported an accumulated other comprehensive loss of $24,256,974 for fiscal 2004 and $5,073,252 for fiscal 2003, respectively. At December 31, 2004, we had approximately $1,670,000 cash on hand. At December 31, 2004 we an accumulated deficit of $19,699,395, and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2004 contains an explanatory paragraph as to our ability to continue as a going concern.

         We have never generated sufficient revenues to fund our ongoing operations. We are constantly evaluating our cash needs and existing burn rate, in order to make appropriate adjustments in operating expenses. Depending on our ongoing evaluation of cash needs, we may need to raise additional debt or equity capital within the next 12 months to provide funding for ongoing future operations, or to refinance existing indebtedness. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our services successfully. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT

         We have recently launched our products and services in 2004. We have generated minimal revenues since inception. We therefore still have a very limited operating history upon which you may evaluate our operations and future prospects, as well as limited insights into emerging trends that may affect our business. Additionally, the income potential of our business and from our markets is unproven. Because of the emerging nature of the industry, our executives have limited experience in it. As a young company operating in an emerging market, we face risks and uncertainties relating to our ability to implement our business plan successfully. You must consider these risks, uncertainties and difficulties in evaluating our potential for future profitability.

WE CANNOT PREDICT OUR FUTURE REVENUES OR WHETHER OUR PRODUCTS WILL BE ACCEPTED. IF THE MARKETS FOR OUR PRODUCTS AND SERVICES DO NOT DEVELOP, OUR FUTURE RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

         We reported revenues of $10,583 and $0 for the fiscal years ended December 31, 2004 and 2003, respectively. The markets for our products and services have only recently begun to develop, are rapidly evolving and are increasingly competitive. Our competitors generally have greater brand recognition and more resources and operating history that we do. It is difficult to predict whether, or how fast, these markets will grow. We cannot guarantee either that the demand for our products and services will continue to develop, that such demand will be sustainable or that we will ever effectively compete in our market segment. If we are unable to generate any significant revenues from our products and services our business, operating results, and financial condition in future periods will be materially and adversely affected and we may not be able to continue our business as presently operated.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL AS NEEDED, OUR CONTINUED OPERATIONS WILL BE ADVERSELY AFFECTED, AND THE FUTURE GROWTH OF OUR BUSINESS AND OPERATIONS WILL BE SEVERELY LIMITED.

         Historically, our operations have been financed primarily through the issuance of equity and debt. Because we have a history of losses and have never generated sufficient revenue to fund our ongoing operations, we are dependent on our continued ability to raise working capital through the issuance of equity or debt to fund our present operations. Because we do not know if our revenues will grow at a pace sufficient to fund our current operations, the continuation of our operations and any future growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. The actual amount of our future capital requirements, however, depends on a number of factors, including our ability to grow our revenues and manage our business.

         If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced, and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. If we are unable to raise additional working capital as needed, our ability to continue our current business will be adversely affected and may be forced to curtail some or all of our operations.

POSSIBLE DECLINE IN VALUE OF SHARES OF LANGLEY PARK INVESTMENTS, PLC.

         We hold 6,484,840 shares of Langley Park Investments, PLC, which were received pursuant to a stock exchange agreement with that company. These shares are listed on the London Stock Exchange. At the date of the stock exchange agreement, the Langley investment shares were valued at $11.8 million. Based on the subsequent decline in the market price of these shares, we are reflecting as of December 31, 2004 that the investment has lost approximately $10 million in value. Under the terms of our agreement, we have no guarantees as to the price of the Langley Investment shares and no right to receive additional shares based on the decline in the value of the investment. It is possible that the value of these shares may decline further in the future, in which event the value of our restricted investment will be reduced further, and the benefit to our financial position may be substantially reduced or eliminated.

OUR PRICING MODEL FOR OUR PRODUCTS AND SERVICES IS UNPROVEN AND MAY BE LESS THAN ANTICIPATED, WHICH MAY HARM OUR GROSS MARGINS.

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

WE GRANTED THE PURCHASERS OF SHARES OF OUR COMMON STOCK A PUT. IF THIS PUT IS EXERCISED, OUR RESULTS OF OPERATIONS IN FUTURE PERIODS WILL BE ADVERSELY AFFECTED.

         In August 2004, in connection with the sale of 4,500,000 shares of our common stock to Robinson Reed, Inc. and First Capital Holdings International, Inc., we granted the purchasers an option to put the shares of our common stock they acquired in this transaction back to us at a weighted average exercise price of $1.11 per share in the event the average price of our common stock is less than $1.00 and $1.25 for a period of 10 consecutive trading days during an option period beginning eight months after the effective date of the registration statement registering the shares and extending 12 months thereafter. If exercised and not honored by us within 10 days from the receipt of the put notice, we are required to issue the purchasers a convertible promissory note with a conversion price equal to 85% of the average of the closing bid prices of our common stock for the 10 trading days prior to conversion. While we have deposited 3,242,420 ordinary shares of Langley Park owned by us which are not subject to the escrow agreement with Langley Park in a brokerage account as collateral for the put option, if the put option is exercised in full, we could be required to either pay the holders $4,500,000 in cash or issue them a convertible promissory note with a conversion price less than the then market value of our common stock. If we satisfy the put option in cash, our working capital would be proportionality reduced at a time when we might need the funds to pay our ongoing obligations and we could have difficulty in raising additional capital. If we issue the convertible note, and the note was converted, we would be required to issue a presently undeterminable number of shares of our common stock at an effective price below the then current market value of our common stock. This would result in not only an expense to us, but would be dilutive to our stockholders and could adversely affect our ability to fund our ongoing operations.

         In March 2004, a representative of Robinson Reed, Inc. and First Capital Holdings, Inc. informed the Company that the put option related to 2,500,000 shares had been amended in December 2004 to allow the investors to exercise their put option commencing on the effective date of the Company's registration statement and not eight months after the registration statement became effective. The Company maintains that it has not agreed to the alleged amendment. The Company intends to vigorously defend its position in the event the investors insist that the put option commences immediately upon the effective date of the registration statement.

THE EXERCISE OF OUTSTANDING WARRANTS AND THE CONVERSION OF OUTSTANDING NOTES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

         As of March 30, 2005, we had the following securities which are convertible or exercisable into shares of our common stock were outstanding:

         o common stock purchase warrants to purchase a total of 3,911,876 shares of our common stock at prices ranging between $0.75 to $1.60 per share; and

         o 2,312,220 shares of our common stock issuable upon the possible conversion of the outstanding $1,734,093 principal amount 8% promissory notes due March 1, 2006, and

         The exercise of these warrants and the conversion of the notes may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

OUR QUARTERLY FINANCIAL RESULTS WILL CONTINUE TO FLUCTUATE MAKING IT DIFFICULT TO FORECAST OUR OPERATING RESULTS.

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

BECAUSE WE EXPECT TO CONTINUE TO INCUR NET LOSSES, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS STRATEGY AND THE PRICE OF OUR STOCK MAY DECLINE.

         We have incurred net losses quarterly from inception through December 31, 2004, and we expect to continue to incur net losses for the foreseeable future.

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

WE MAY BE LIABLE OR ALLEGED TO BE LIABLE TO THIRD PARTIES FOR SOFTWARE AND OTHER CONTENT THAT WE DISTRIBUTE OR MAKE AVAILABLE TO OUR CUSTOMERS.

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

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the Company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2004. We have not yet begun evaluating our internal control systems in order to allow our management to report on, and our independent registered public accounting firm attest to, our internal controls as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ending December 31, 2006.

         While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of Sarbanes-Oxley Act of 2002, there is a risk that we will not comply with all of the requirements imposed by this rule. At present, there is no precedent available with which to measure compliance adequacy. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

         In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or adverse audit opinion on those financial statements which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we recently adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently only have one independent director. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

OUR SUCCESS IS DEPENDENT ON THE PERFORMANCE AND RETENTION OF OUR CHIEF EXECUTIVE OFFICER AND KEY EMPLOYEES.

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

WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY, AND WE MAY BE FOUND TO INFRINGE ON PROPRIETARY RIGHTS OF OTHERS, WHICH COULD HARM OUR BUSINESS.

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

COMPETITION MAY DECREASE OUR MARKET SHARE, REVENUES, AND GROSS MARGINS.

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

         All of our competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results

IF WE FAIL TO ENHANCE OUR EXISTING SERVICES AND APPLICATIONS PRODUCTS OR DEVELOP AND INTRODUCE NEW WEB CONFERENCING AND COLLABORATION SOLUTIONS SERVICES AS WELL AS BACKUP SOLUTIONS, APPLICATIONS AND FEATURES IN A TIMELY MANNER TO MEET CHANGING CUSTOMER REQUIREMENTS AND EMERGING INDUSTRY TRENDS OR STANDARDS, OUR ABILITY TO GROW OUR BUSINESS WILL SUFFER.

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

THE TECHNOLOGY UNDERLYING OUR SERVICES AND APPLICATIONS IS COMPLEX AND MAY CONTAIN UNKNOWN DEFECTS THAT COULD HARM OUR REPUTATION, RESULT IN PRODUCT LIABILITY OR DECREASE MARKET ACCEPTANCE OF OUR SERVICES AND APPLICATIONS.

         The technology underlying services and applications are complex and include software that is internally developed and software licensed from third parties. These software products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or new services and applications or enhancements until after they are sold. Furthermore, because our services and applications are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality product for our customers. Because our customers depend on us for communications management, any interruptions could:

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

         Our digital distribution activities are managed by sophisticated software and computer systems. We must continually develop and update these systems over time as our business and business needs grow and change, and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services, and Web sites could be less attractive to such entities or individuals and our business could be harmed.

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

GOVERNMENT REGULATION COULD ADVERSELY AFFECT OUR BUSINESS PROSPECTS.

         We do not know with certainty how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, personal privacy and data protection will apply to the Internet or to the distribution of multimedia and other proprietary content over the Internet. Most of these laws were adopted before the advent of the Internet and related technologies and, therefore, do not address the unique issues associated with the Internet and related technologies. Depending on how these laws develope and are interpreted by the judicial system, they could have the effect of:

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

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKEOVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

         Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of Delaware law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

         In addition, our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common stockholders.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS LIMITED. BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY.

         The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment. In addition, the trading price of our common stock is currently below $5.00 per share, and we do not anticipate that it will be above $5.00 per share in the foreseeable future. Because the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers, and accredited investors must satisfy special sales practice requirements. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our executive offices are located at 73-061 El Paseo, Suites 202 and 205, Palm Desert, California 92211. We lease approximately 4,000 square feet, which houses all of our executive and administrative personnel for approximately $62,000 annually, plus our pro-rata share of common area expenses. Our lease for this space expires on March 31, 2009. We believe this facility will meet our operational needs for the foreseeable future. If we need additional space for our hosting and data center operations, we believe we will be able to obtain it on commercially reasonable terms.

         We lease an office in an office building at 2501 West Behrend Drive, Phoenix, Arizona 85027. This space is approximately 4,150 square feet and houses our servers for our hosting and data center operations and our technical personnel. Our lease for this space provides for annual rental of approximately $31,000 and expires on June 2007. We believe this facility will meet our operational needs for the foreseeable future. If we need additional space for our hosting and data center operations, we believe we will be able to obtain it on commercially reasonable terms.

         We also lease an office in an office building at 1150 Main Street, Suite C, Irvine, California 92614, which previously served as our data operation center. Our lease for this space provides for annual base rental of $37,800 through December 2004, escalating to $39,313 in January 2005. The lease expires on December 31, 2005. In August 2003, we sub-leased this space to an unaffiliated third party under a sub-lease which provides for annual rental of $ 37,800 and expires in December 2005.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER'S PURCHASE OF EQUITY SECURITIES.

         Our common stock is quoted on the OTCBB under the symbol NWPO. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. All information contained in the following table gives proforma effect to the 1:20 reverse stock split of our common stock effective December 10, 2003.
                                                                High       Low
                                                                ----       ---
FISCAL 2003

January 1, 2003 through March 31, 2003.........................$4.00       $1.00
April 1, 2003 through June 30, 2003............................$9.00       $0.80
July 1, 2003 through September 30, 2003........................$3.00       $0.20
October 1, 2003 through December 31, 2003......................$1.25       $0.35

FISCAL 2004

January 1, 2004 through March 31, 2004.........................$2.45       $1.75
April 1, 2004 through June 30, 2004............................$2.45       $1.20
July 1, 2004 through September 30, 2004........................$2.95       $1.20
October 1, 2004 through December 31, 2004......................$3.25       $0.40

         On March 20, 2005, the last sale price of our common stock as reported on the OTCBB was $0.62. As of March 20, 2005, there were approximately 329 record owners of our common stock. Dividend Policy

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option and Stock Award Plan and any compensation plans not previously approved by our stockholders as of December 31, 2004.

                    Number of                            Number of securities
                    securities to     Weighted           remaining available for
                    be issued         average            future issuance under
                    upon exercise     exercise price     equity compensation
                    of outstanding    of outstanding     plans (excluding
                    options, warrants options, warrants  securities reflected
Plan category       and rights (a)    and rights (b)     in column (a) (c)
-------------       ----------------- ------------------ ------------------

2002 Stock Option
and Stock Award
Plan                   6,574,333            $1.51              5,425,667

Equity compensation
plans Not approved
by stockholders          none               none                  none

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Overview

         We were originally formed in December 1999 to serve as a vehicle to effect a merger, exchange of common stock, asset acquisition or other business combination with domestic or foreign private business. In October 2000, we completed a business combination with Conservation Anglers Manufacturing, Inc., a real estate holding and development company. As a result of the transaction with Conservation Anglers Manufacturing, Inc., we became a real estate holding company that intended to specialize in large-scale commercial, industrial and residential mixed-use property development. At the time of the transaction with Conservation Anglers Manufacturing, Inc., we did not own any real estate, and our activities were limited to securing acquisition financing for a projects that we proposed to acquire and develop. Unable to conclude our business strategy to be a real estate holding and development company, in February 2004, we closed a merger with Grass Roots Communications Inc., a development stage company. As a result of the transaction with Grass Roots, which resulted in a change of control of our company, our business is the sale of web-based conferencing services to business professionals, small office and home office companies, and small to medium sized businesses. The acquisition of Grass Roots was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as Grass Roots as the acquiror.

Critical Accounting Policies

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included elsewhere in this annual report. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

         We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings
(loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

         We account for our restricted investment in equity securities pursuant to SFAS No.115. This standard requires such investments in equity securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be recorded as a component of stockholders' equity.

Plan of Operation

         Over the course of the next twelve months, we intend to raise additional operating capital, execute our business plan and focus our business development efforts in the following four key areas:

      o By enabling our customers to communicate more effectively with their employees, customers, vendors, and investors through the use of web-conferencing services, collaborative tools and application sharing services;

      o By diversifying our product and service offerings to enhance the usefulness of our solutions for customers who will have already adopted one or more products;

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

         We intend to spend approximately $1.0 million during the first half of 2005 in advertising to support the launch of our new product, Spare Back-up.

         We believe that our revenues will increase in 2005 following the launch of Spare.

         Once we raise sufficient capital, we also intend to continue to invest in core technology research and product development as well as sales and marketing personnel.

Going Concern

         We have generated minimal revenue since our inception on June 12, 2002, and have incurred net losses of approximately $19.7 million and had negative cash flows from operations of approximately $5.0 million since its inception through December 31, 2004. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

Results of Operations

                                                                     Increase/         Increase/
                                                                    (Decrease)        (Decrease)
                                      2004             2003       $ 2004 vs 2003    % 2004 vs 2003
                                 ------------     ------------    --------------    --------------
Revenues                         $     10,583     $         --     $     10,583           NM

Operating expenses:
  Research and development            722,113          440,770          281,343           64%
  Sales, general and
   administrative                   6,085,908        4,595,683        1,490,225           32%
                                 ------------     ------------     ------------         ------

     Total operating expenses       6,808,021        5,036,453        1,771,568           35%

     Operating loss                (6,797,438)      (5,036,453)       1,760,985           35%


  Other expenses                       37,963           27,030           10,933           NM
  Settlement with
stockholders                        2,775,000               --        2,775,000           NM

  Other income                         (6,375)          (1,940)           4,435          229%

  Interest expense                  4,654,422           11,709        4,642,713           NM
                                 ------------     ------------     ------------         ------
  Total other expenses, net         7,461,010           36,799        7,424,211           NM

Net loss                         $(14,258,448)    $ (5,073,252)    $  9,185,196          181%
                                 ============     ============     ============         ======

*NM:  Not meaningful

Revenues

         We have generated minimal revenues since inception. Revenues recognized during 2004 consists of monthly licensing fees generated from our GRC Live product offerings launched during 2004.

Research and development expenses

         Research and development expenses consists primarily of compensation expenses paid to our software engineers employees and consultants. The increase in research and development expenses of approximately $280,000 during 2004 is primarily due a larger number of software engineers hired in 2004 to develop and enhance our product offerings.

Sales, general  and administrative expenses

         Sales, general, and administrative expenses consist primarily of salaries and related expenses paid to our sales and administrative employees and contractors. Our sales, general and administrative expenses during 2004 increased by approximately $1.5 million when compared 2003. The increase in sales, general, and administrative expenses during 2004 is primarily due to consulting services rendered in connection with a share-exchange agreement for a total consideration of $1.6 million.

Settlement with stockholders

         Settlement expense with stockholders consists of the fair value of the shares issued pursuant to a settlement agreement with existing stockholders. The increase in other expenses during 2004 consists primarily of the fair value of the shares issued in November 2004 pursuant to a settlement agreement with existing stockholders. There was no such settlement in 2003.

Other expenses

         Other expenses consist primarily of the fair value of shares issued pursuant to penalties associated with the failure to timely file the registration statement and loss on disposition of property and equipment. The increase in other expenses during 2004 consists primarily of the fair value of the shares issued in December 2004 offset by a loss on disposition of property and equipment which occurred in 2003. There were no such shares issued in 2003. There were no disposition of property and equipment in 2004.

Liquidity and Capital Resources

         We have generated minimal revenues since inception. As a result, our current operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on private placement issuances of equity and debt financing instruments.

         During 2004 we have received gross proceeds of approximately $6.1 million, $1.8 million, and $215,000 from the issuances of shares of common stock, convertible promissory notes, and advances from stockholder, respectively. Such proceeds were used to fund our operating expenses, as well as the payment of deferred financing costs and financing costs, of approximately $248,000 and $229,000, respectively, the repayment of convertible promissory notes amounting to approximately $380,000, and the repayment of $250,000 of pre-merger obligations. We have also satisfied the remaining pre-merger obligations by issuing 1,365,000 shares of our common stock to a creditor.

         During 2003, we have received gross proceeds of approximately $1.2 million and $700,000 from the issuance of shares of common stock and convertible promissory notes as well as $325,000 from the issuance of stock options which were used to fund our operating activities.

         During January 2005 we have satisfied three 10% secured notes amounting to $75,000 by issuing 15,000 shares of our common stock and paying $52,500 to the note holders.

         During February 2005 we have satisfied one 10% secured notes amounting to $150,000 by paying $150,000 to the note holder.

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

Capital Raising Transactions

         We undertook the following transactions to provide working capital for our company:

8% promissory notes

         Between October 2003 and March 2004 we sold an aggregate of $1,835,343 principal amount 8% promissory notes resulting in gross proceeds to us of $1,835,343. We issued the holders of the convertible promissory notes five-year common stock purchase warrants to purchase aggregate of 1,501,875 shares of our common stock at an exercise price of $1.25 per share. The notes are convertible into shares of our common stock, at anytime, at the option of the holder at a conversion price of $0.75 per share, subject to anti-dilution provisions in the case of stock splits, dividends or if we issue shares of our common stock or other securities convertible into shares of our common stock at an effective price less than $0.75 per share.

         The principal balance and unpaid accrued interest on the promissory notes is due March 1, 2006. The interest is payable beginning March 31, 2004 and every three months thereafter, until maturity. Interest is payable in cash or in shares of common stock at our option. Interest paid in common stock is convertible using the 10-day average closing bid price of the stock prior to the end of the quarter. Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants.

         vFinance Investments, Inc. acted as placement agent in the transaction and we paid a commission of 10%, an expense allowance equal to 4% of the amount raised and issued vFinance warrants to purchase 350,000 shares of our common stock with an exercise price of $0.75 per share as compensation.

10% secured notes

         Between May and August 2004, we sold $665,000 principal amount 10% secured notes and issued these purchasers five year common stock purchase warrant to purchase an aggregate of 332,500 shares of our common stock at an exercise price of $1.25 per share. We received gross proceeds of $665,000 in this transaction. The notes bear interest on unpaid principal at the rate of 10% per year, payable quarterly commencing on September 1, 2004, and all principal and accrued and unpaid interest under the notes was due and payable one year after the date of issuance. The 10% secured notes were secured by a blanket security interest in all of our assets. We were required to establish a sinking fund from which payments of the principal and interest under these notes are to be made, and to fund this sinking fund with 15% of our revenues during the period it is maintained.

         We agreed not to issue any additional debt securities so long as the 10% secured notes were outstanding without the prior consent of vFinance Investments, Inc., the placement agent in the transaction. The secured notes were convertible into shares of our common stock, at anytime, at the option of the holder at a conversion price of $2.00 per share.

         During January 2005 we satisfied $75,000 principal amount of the 10% secured notes through the issuance of 15,000 shares of our common stock and the payment of $52,500 to the note holders. During February 2005 we satisfied an additional $150,000 principal amount 10% secured notes through the payment of $150,000 to the note holder. As of February 28, 2005, all 10% secured notes have been satisfied. We granted the note holders piggyback registration rights covering the common shares underlying both the 10% secured notes and common stock purchase warrants, and the purchasers agreed to be subject to any lock-up restriction imposed by vFinance Investments, Inc.

         vFinance Investments, Inc. acted as placement agent in this transaction and received a commission of 10%, an expense allowance equal to 4% of the amount raised and issued vFinance warrants to purchase 75,000 shares of our common stock with an exercise price of $1.25 per share as compensation.

         Langley Park Transaction

         In July 2004, we issued 5,882,352 shares of our common stock to Langley Park Investments PLC in exchange for 6,484,840 ordinary shares of Langely Park. Langley Park's ordinary shares are quoted on the London Stock Exchange and the shares we acquired in the transaction are freely saleable by us, subject to the escrow provisions described below. Langley Park has agreed not to sell or otherwise dispose of our shares of common stock it acquired for a period of two years from the date of the transaction. At the time of issuance, we recorded the cost of the investment at the market value of our shares of common stock exchanged which was approximately $11.8 million. The decrease in the carrying and the fair value of this investment of approximately $10.0 million as of December 31, 2004 has been included as accumulated other comprehensive loss in stockholders' equity in our financial statements appearing elsewhere in this annual report.

         We have placed 3,242,420 of the Langley Park ordinary shares we acquired in an escrow account as a downside price protection for Langley Park. These shares will remain in an escrow account for up to two years, subject to early termination upon the consent of the parties. If at the end of this two year period the average of the 10 closing bid prices per share of our common stock during the 10 trading days immediately preceding July 30, 2006 is below $2.01, a proportion of the Langley Park ordinary shares held in escrow will be returned to Langely Park in the same ratio as the average bid price is to $2.01.

         In August 2004 we entered into an agreement with E-Holdings, Inc. in connection with this transaction. Pursuant to this agreement, as a finder's fee we agreed to:

         o  transfer 877,500 shares of Langley Park to E-Holdings, Inc., and

         o grant a put option to E-Holdings, Inc. whereby we agreed to repurchase the 877,500 Langley Park ordinary shares transferred to E-Holdings, Inc. for (pound)1.00 per share for a period of one year from the date of the agreement.

         During fiscal 2004, we paid approximately $1,600,000 in lieu of transferring the agreed 877,500 shares of Langley Park to E-Holdings, Inc.

         We entered into this transaction in order to provide capital to finance our operations, meet our working capital requirements, our short and long-term debt requirements as well as for strategic purposes. Our board of directors has authorized resolutions indicating that we have no intention and will not conduct our operations as an investment company within the meaning of the Investment Company Act of 1940.

Robinson Reed - First Capital Holdings International transaction

         On August 27, 2004, we entered into a Common Stock and Warrant Purchase Agreement with Robinson Reed, Inc. pursuant to which we agreed to sell up to 5,000,000 shares of our common stock at a price per share equal to 85% of the average of the reported bid prices of our common shares for the 10 trading days prior to the separate closings contemplated by the agreement, but not greater than $1.60 per share. Under the terms of this agreement, as amended, we sold Robinson Reed, Inc. 1,000,000 shares at a purchase price of $1.39 per share, 1,000,000 shares at a purchase price of $1.44 per share, and 250,000 shares at an effective purchase price of $1.30 per share. We also sold First Capital Holdings International, Inc. 2,250,000 shares of our common stock at an effective purchase price of $1.30 per share. We issued the purchasers five-year common stock purchase warrants to purchase an aggregate of 562,500 shares of our common stock at an exercise price of $1.55 per share. We received net proceeds of $6,068,982 in these transactions, net of transaction costs.

         We paid finders' fees of $229,000 to Edge, LLC in connection with this transaction, and initially issued Continental Blue Limited, a placement agent, five-year common stock purchase warrants to purchase an aggregate of 339,000 shares of our common stock at an exercise price of $1.55 per share as compensation for their services. As described below, these warrants have been cancelled.

         Under the terms of the agreement, as amended, we have granted the purchasers an option to put the 2,500,000 and 2,000,000 shares of our common stock they acquired back to us at a price of $1.00 and $1.25, respectively, per share in the event the average price of our common stock is less than $1.00 and $1.25, respectively, for a period of 10 consecutive trading days during an option period commencing eight months after the effective date of the registration statement registering such shares and extending for a period of 12 months thereafter. If exercised and not honored by us within 10 days from the receipt of the put notice, we are required to issue the purchasers a convertible promissory note with a conversion price equal to 85% of the average of the closing bid prices of our common stock for the 10 trading days prior to conversion. We initially deposited 3,242,420 ordinary shares of Langley Park owned by us which are not subject to the escrow agreement with Langley Park in a brokerage account as collateral for the put option.

         In December 2004, we entered into a Settlement Agreement with Robinson Reed Inc., First Capital Holdings International Inc., Continental Blue Limited and E-Holdings, Inc. resolving certain issues and disputes that had arisen among the parties. Under the terms of the Settlement Agreement, we issued 750,000 shares of our common stock to each of Robinson Reed and First Capital; at the request of the recipients the shares were issued in the name of Preston & Price, S.A. These shares are subject to all the obligations and rights under the Registration Rights Agreement dated August 27, 2004, as amended on November 2, 2004, except that they will not be subject to any put option. We also deposited as additional collateral provided for by the aforementioned agreements an additional 500,000 ordinary shares of Langley Park Investments owned by us to honor any put options pursuant to the above agreement. In connection with the Settlement Agreement, Continental Blue Limited agreed to rescind warrants to purchase up to 339,000 shares of our common stock previously issued to it in connection with the prior Langley Park financing. Continental Blue also agreed to forego any first refusal rights or restrictions on subsequent financings by us that Continental Blue held as a result of the common stock purchase agreement. E-Holdings will be entitled to receive a commission equal to 10% on any future financings between our company and Robinson Reed and First Capital. Finally, Robinson Reed and First Capital granted our Chief Executive Officer, Mr. Cery Perle, all voting rights with respect to the additional shares issued to Robinson Reed and First Capital. Finally, the put option was modified to provide that we cannot remove any of the shares serving as collateral from the brokerage account into which they are presently deposited without the consent of Robinson Reed and First Capital until we maintain a cash or cash equivalent balance equal to the amount necessary to satisfy the put option then outstanding.

         Under the terms of the Registration Rights Agreement we agreed to include the shares of common stock sold in this transaction, including the shares underlying the warrants, in order to provide for the public resale thereof. If we fail to meet certain deadlines, such as not filing a registration statement or if its registration is not effective within 45 days and 135 days of the final closing date, respectively, we are required to issue certain additional shares of our common stock as a penalty. The additional shares of common stock to be issued amount to approximately 45,000 per month after the failure of meeting such deadlines, until the registration statement is filed or declared effective. We filed the registration statement on March 2, 2005.

         In March 2004, a representative of Robinson Reed, Inc. and First Capital Holdings, Inc. informed the Company that the put option related to 2,500,000 shares had been amended in December 2004 to allow the investors to exercise their put option commencing on the effective date of the Company's registration statement and not eight months after the registration statement became effective. The Company maintains that it has not agreed to the alleged amendment. The Company intends to vigorously defend its position in the event the investors insist that the put option commences immediately upon the effective date of the registration statement.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Berkovits, Lago & Company, LLP ("Berkovits Lago"), by letter dated December 10, 2004, was dismissed as our independent registered public accounting firm). Berkovits Lago had been our independent registered public accounting firm for, and audited our financial statements as of December 31, 2003 and for the year then ended.

         The report of Berkovits Lago on our financial statements for the fiscal 2003 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, but did include an explanatory paragraph relating to our ability to continue as a "going concern."

         The decision to change accountants was approved unanimously by the Board of Directors.

         In connection with the audit for the most recent fiscal year and in connection with Berkovits Lago's review of the subsequent interim periods preceding dismissal on December 10, 2004, there have been no disagreements between our company and Berkovits Lago on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Berkovits Lago, would have caused Berkovits Lago to make reference thereto in their report on our financial statements for the 2004 fiscal year. During the most recent fiscal year and prior to the date hereof, we had no reportable events (as defined in Item 304(a)(1) of Regulation S-B).

         Sherb & Co. LLP ("Sherb"), by letter dated December 10, 2004, was engaged as the independent registered public accounting firm for Newport

         We had not consulted with Sherb regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues.

         There have been no disagreements between our company and the former certifying accountant, Berkovits Lago, for which Sherb was consulted

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                                   MANAGEMENT

Directors and Executive Officers

         Name                   Age      Positions

         Cery B. Perle          43       President, CEO, CFO and Chairman
         Edward L. Hagan        33       Secretary and director
         Richard Galterio       41       Director

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

         In September 1998, the Securities and Exchange Commission commenced a civil action against Mr. Perle and Waldron & Co., a broker-dealer registered with the Commission. The civil action alleged that Mr. Perle and Waldron artificially raised the market price of Shopping.com, an Internet retailer whose initial public offering was underwritten by Waldron & Co. In February 1999, the United States District Court for the Central District of California, acting upon the Commission's allegations, entered a permanent injunction against Mr. Perle, enjoining him from violating Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 15(c)(1) of the Securities Exchange Act of 1934 and Rules 10b-5 and 15cl-2 thereunder, and required Mr. Perle to pay a $110,000 civil penalty. As a result of the February 1999 injunction, in October 1999, Mr. Perle was barred from association with any broker-dealer. In June 2001, Mr. Perle was barred by the National Association of Securities Dealers, Inc. from any association with any NASD member in any capacity. The sanction was based upon findings that Mr. Perle received $30,000 of checks from customers for the purchase of Shopping.com IPO stock prior to the IPO registration statement being declared effective by the Commission. In April 1998, a class action lawsuit was filed against Shopping.com, Mr. Perle and Waldron in the United States District Court for the Central District of California. Mr. Perle filed for personal bankruptcy in 2001 for which a final decree was granted in March 2002. In January 2001 the U.S. Department of Labor brought an action against Waldron & Co. and Mr. Perle in the U.S. District Court for the Central District of California for violations of the Employee Retirement Income Security Act of 1974 (ERISA) alleging that violations of ERISA occurred when Waldron & Co. and Mr. Perle failed to forward contributions of approximately $50,000 withheld from employee paychecks to Waldron & Co.'s 401(k) Plan. Among other relief's, the suit sought to permanently bar Mr. Perle from serving as a fiduciary of or service provider to any plan covered by ERISA. Although Mr. Perle was never formally notified of the outcome of the action, he has assumed that such an order was issued.

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

         Richard Galterio. Mr. Galterio has been a member of our Board of Directors since July 2003. Since October 1998 he has been Managing Director of Private Equity for vFinance, Inc., an investment banking firm which is a member of the NASD, a position he had held since the acquisition in September 1998 by vFinance, Inc. of First Level Capital, a NASD member firm which he co-founded in 1998. Mr. Galterio is also a member of the Board of Directors of ResQnet. During his tenure at First Level Capital, Mr. Galterio served as Compliance and Operations Director. Mr. Galterio was employed by Commonwealth Associates, an NASD member firm, from 1991 to 1998, initially in the capacity as a registered representative (1991 to 1993) and then as Managing Director (1994 to 1998) where his responsibilities included branch management and compliance. From 1986 to 1991 Mr. Galterio was Director of Research for Barry Leeds and Associates, a firm specializing in sales tracking research for the banking industry. Mr. Galterio received a B.S. in Business Management with honors from Villanova University. Mr. Galterio holds Series 27, 7 and 55 licenses from the NASD.

Director independence, Audit Committee of the Board of Directors and Audit Committee financial expert

         None of the member of our Board of Directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission. As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our stockholders and at least one of which who is an "audit committee financial expert" described below.

         Our Board of Directors has also not yet established an Audit Committee, and the functions of the Audit Committee are currently performed by the entire Board of Directors. At such time as we expand our Board of Directors to include independent directors, we intend to establish an Audit Committee of our Board of Directors. We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee of our Board of Directors.

         None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

         o understands generally accepted accounting principles and financial statements,
         o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
         o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
         o  understands internal controls over financial reporting, and
         o  understands audit committee functions.

         Our Board of Directors are presently comprised of individuals who were integral in the start-up of our company, as in the case of Messrs. Perle and Haglund, or were initially elected to our Board as a designee of our then investment banking firm, as in the case of Mr. Galterio. As discussed earlier in this section, at such time as we are able to expand our Board of Directors to include independent directors those additional directors will include at least one "audit committee financial expert."

Code of Business Conduct and Ethics

         We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee which violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment. Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

         o  compliance with laws, rules and regulations,
         o  conflicts of interest,
         o  insider trading,
         o  corporate opportunities,
         o  competition and fair dealing,
         o  discrimination and harassment,
         o  health and safety,
         o  record keeping,
         o  confidentiality,
         o  protection and proper use of company assets,
         o  payments to government personnel,
         o  waivers of the Code of Business Conduct and Ethics,
         o  reporting any illegal or unethical behavior, and
         o  compliance procedures.

         In addition, we have also adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers. In addition to our Code of Business Conduct and Ethics, our CEO and senior financial officers are also subject to specific policies regarding:

         o  disclosures made in our filings with the SEC,
         o deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls,
         o  conflicts of interests, and
         o knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the fiscal year ended December 31, 2004, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2004 with the exception of the following:

Cery Perle, our Chief Executive Officer has not timely filed a Form 4 related to the issuance of 1,500,000 shares of common stock to Preston Price, S.A., of which he holds voting rights, in December 2004.

Langley Park Investments PLC has failed to file an initial statement of beneficial ownership on Form 3 although it has filed a Schedule 13-D relevant to its stock ownership.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE
Executive Compensation

                                Cash Compensation

         The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such (the "Named Executive Officers") whose annual compensation exceeded $100,000.

                       Annual Compensation                     Long-Term Compensation
                       ------------------------------------    ----------------------------------------------
                                                               Awards                   Payouts
                                               Other Annual    Restricted  Securities            All Other
 Name and Principal    Fiscal Salary    Bonus  Compensation    Stock       Underlying   LTIP     Compensation
 Position              Year   ($)       ($)    ($)             Awards ($)  Options (#)  Payouts  ($)
 ------------------    ----   --------  -----  ------------    ----------  -----------  -------  ------------
 Cery B. Perle,        2004   $221,500  $-0-   $-0-            $-0-        -0-          $-0-     $-0-
 President, CEO,       2003   $-0-      $-0-   $-0-            $-0-        -0-          $-0-     $-0-
 Director (1)          2002   $-0-      $-0-   $-0-            $-0-        -0-          $-0-     $-0-

 Solomon Lam (2)       2004   $-0-      $-0-   $-0-            $-0-        -0-          $-0-     $-0-
                       2003   $-0-      $-0-   $-0-            $-0-        -0-          $-0-     $-0-
                       2002   $125,000  $-0-   $-0-            $-0-        -0-          $-0-     $-0-

 Clint Beckwith        2004   $-0-      $-0-   $-0-            $-0-        -0-          $-0-     $-0-
                       2003   (3)       $-0-   $-0-            $-0-        -0-          $-0-     $-0-
                       2002   $-0-      $-0-   $-0-            $-0-        -0-          $-0-     $-0-

(1) Mr. Perle has served as our president and CEO since February 2004.

(2) Mr. Lam served as our president from 2000 until February 2004. During fiscal 2002, we accrued approximately $97,000 of compensation to Mr. Lam. In December 2003, he relinquished all rights to any amounts due him. We reversed this accrued but unpaid compensation to additional paid-in capital.

(3) In February 2003, we issued Mr. Beckwith, our Vice President of Public Relations and a member of our Board of Directors, 90,000 shares of our common stock as compensation for his services for the period of April 2000 through December 2003 and as repayment to a loan to us in the amount of$60,000. We valued these shares at $360,000, of which $216,400 was applicable to compensation. Of the amount accrued for fiscal 2002, approximately $47,600 was reversed to additional paid-in capital during fiscal 2003.

Employment Agreements

         On January 1, 2003, we entered into a two-year employment agreement with Mr. Cery B. Perle to serve as our president. The agreement automatically renews for an additional two year term upon its expiration, with an 10% increase in his base salary. Under the terms of this agreement, we pay Mr. Perle an annual base salary of $218,000. We granted him an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.01 per share as additional compensation. This option vests ratably over the two-year term of the agreement. The agreement also provides for an automobile allowance of $1,200 per month, paid vacation, fringe benefits commensurate with his duties and responsibilities and benefits in the event of disability as well as containing certain non-disclosure and non-competition provisions. Under the terms of the agreement, we may terminate Mr. Perle's employment either with or without cause. If the agreement is terminated by us without good cause, or by Mr. Perle with cause, we would be obligated to pay him his base salary though the end of the term of the agreement, continue his benefits through the end of the term and all options would continue to vest during the remaining period of the term. To the extent that Mr. Perle is terminated for cause, or he voluntarily resigns, no severance benefits will be paid.

Director Compensation

         Members of our Board of Directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses for attending board and board committee meetings.

                      Option/SAR Grants in Last Fiscal Year

         The following table sets forth information concerning individual grants of options made during fiscal 2004 to the Named Executive Officers.

                                    % OF TOTAL
                NUMBER OF SHARES    OPTIONS  GRANTED  EXERCISE OR
                UNDERLYING OPTIONS  TO EMPLOYEES IN   BASE PRICE   EXPRIRATION
 NAME           GRANTED (#)         FISCAL YEAR       ($/SH)       DATE
 -------------  ------------------  ----------------  -----------  -----------

 Cery B. Perle          0                  n/a            n/a          n/a

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                              No. of Securities                Value of Unexercised
                                            Unexercised Options at            In-the-Money Options at
                 Shares                       December 31, 2004                  December 31, 2004
                Acquired                      -----------------               -----------------------
                   On        Value
 Name           Exercise    Realized      Exercisable    Unexercisable        Exercisable   Unexercisable
 --------------------------------------------------------------------------------------------------------
 Cery B. Perle     0        n/a              0                 0                0                 0


2002 Stock Plan

         On August 9, 2002, our board of directors authorized, and holders of a majority of our outstanding common stock approved and adopted, our 2002 Stock Plan covering 1,000,000 shares of common stock. On April 20, 2004, the plan was amended to increase the number of shares covered by the plan to 12,000,000 shares to accommodate grants previously provided under the Grass Roots Communications, Inc. compensation program.

         The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our board of directors, or a committee of the board, will administer the Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each option and the exercise price.

         Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. In addition, the plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.

Eligibility

         Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the plan. Only our employees are eligible to receive incentive options.

Administration

         The plan will be administered by our board of directors or an underlying committee. The board of directors or the committee determines from time to time those of our officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the type of options to be granted, the dates such plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the plan, and the interpretation of the provisions thereof and of the related option agreements, are resolved by the board of directors or committee.

Shares Subject to Awards

         We have currently reserved 12,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 12,000,000 shares may be issued, unless the plan is subsequently amended, subject to adjustment in the event of certain changes in our capitalization, without further action by our board of directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes.

         The plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the board of directors may declare that each option granted under the Plan shall terminate as of a date to be fixed by the board of directors; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant's option, in whole or in part, including as to options not otherwise exercisable.

Terms of Exercise

         The plan provides that the options granted thereunder shall be exercisable from time to time in whole or in part, unless otherwise specified by the committee or by the board of directors.

         The plan provides that, with respect to incentive stock options, the aggregate fair market value (determined as of the time the option is granted) of the shares of common stock, with respect to which incentive stock options are first exercisable by any option holder during any calendar year shall not exceed $100,000.

Exercise Price

         The purchase price for shares subject to incentive stock options must be at least 100% of the fair market value of our common stock on the date the option is granted, except that the purchase price must be at least 110% of the fair market value in the case of an incentive option granted to a person who is a "10% stockholder." A "10% stockholder" is a person who owns, within the meaning of Section 422(b)(6) of the Internal Revenue Code of 1986, at the time the incentive option is granted, shares possessing more than 10% of the total combined voting power of all classes of our outstanding shares. The plan provides that fair market value shall be determined by the board of directors or the committee in accordance with procedures which it may from time to time establish. If the purchase price is paid with consideration other than cash, the Board or the Committee shall determine the fair value of such consideration to us in monetary terms.

         The exercise price of non-qualified options shall be determined by the board of directors or the committee, but shall not be less than the par value of our common stock on the date the option is granted.

         The per share purchase price of shares issuable upon exercise of a plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the plan.

Manner of Exercise

         Plan options are exercisable by delivery of written notice to us stating the number of shares with respect to which the option is being exercised, together with full payment of the purchase price therefor. Payment shall be in cash, checks, certified or bank cashier's checks, promissory notes secured by the shares issued through exercise of the related options, shares of common stock or in such other form or combination of forms which shall be acceptable to the board of directors or the committee, provided that any loan or guarantee by us of the purchase price may only be made upon resolution of the board of directors or committee that such loan or guarantee is reasonably expected to benefit us.

Option Period

         All incentive stock options shall expire on or before the tenth anniversary of the date the option is granted except as limited above. However, in the case of incentive stock options granted to an eligible employee owning more than 10% of the common stock, these options will expire no later than five years after the date of the grant. Non-qualified options shall expire 10 years and one day from the date of grant unless otherwise provided under the terms of the option grant.

Termination

         All plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee shall die while our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee's right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators.

         In the event of termination of employment because of death while an employee or because of disability, the optionee's options may be exercised not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier.

         If an optionee's employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier.

         If an optionee's employment shall terminate for any reason other than death or disability, optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate.

         If an optionee's employment shall terminate for any reason other than death, disability or retirement, all right to exercise the option shall terminate not later than 90 days following the date of such termination of employment.

         If an optionee's employment with us is terminated for any reason whatsoever, and within three months after the date thereof optionee either (i) accepts employment with any competitor of, or otherwise engages in competition with us, or (ii) discloses to anyone outside our company or uses any confidential information or material of our company in violation of our policies or any agreement between the optionee and our company, the committee, in its sole discretion, may terminate any outstanding stock option and may require optionee to return to us the economic value of any award that was realized or obtained by optionee at any time during the period beginning on that date that is six months prior to the date optionee's employment with us is terminated.

         The committee may, if an optionee's employment with us is terminated for cause, annul any award granted under this plan to such employee and, in such event, the committee, in its sole discretion, may require optionee to return to us the economic value any award that was realized or obtained by optionee at any time during the period beginning on that date that is six months prior to the date optionee's employment with us is terminated.

Modification and Termination of Plan

         The board of directors or committee may amend, suspend or terminate the plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or optionee who has prior thereto been granted options under the plan. Further, no amendment to this plan which has the effect of (a) increasing the aggregate number of shares subject to this plan (except for adjustments due to changes in our capitalization), or (b) changing the definition of "Eligible Person" under the plan, may be effective unless and until approved by our stockholders in the same manner as approval of this plan is required. Any such termination of the plan shall not affect the validity of any stock grants or options previously granted thereunder. Unless the plan shall theretofore have been suspended or terminated by the board of directors, the plan will terminate on August 9, 2012.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At March 20, 2005, we had 26,493,846 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2005 by:

         o each person known by us to be the beneficial owner of more than 5% of our common stock;
         o  each of our directors;
         o  each of our executive officers; and
         o  our executive officers, directors and director nominees as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 73061 El Paso, Suite 202, Palm Desert, California 92260. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name and Address                        Number of Shares              Percentage
Of Beneficial Owner                    Beneficially Owned            Outstanding

Cery B. Perle (1)                           8,166,500                   29.2%

Edward L. Hagan (2)                         1,725,000                    6.5%

Richard Galterio (3)                          210,000                     *

All officers and directors as a
group (three persons) (1)(2)(3)            10,101,500                   35.7%

First Capital Holdings
International, Inc. (4)                     2,588,304                    9.7%

Langley Park
Investment Trust PLC (5)                    5,882,352                   22.2%

Robinson Reed, Inc. (6)                     2,588,304                    9.7%

Preston & Price, S.A. (7)                   1,500,000                    5.7%

* represents less than 1%

(1) The number of shares beneficially owned by Mr. Perle includes:

      o 1,000,000 shares of common stock and options to purchase an additional 500,000 shares of common stock at an exercise price of $0.02 per share held by his fiancee, Jenell Del Rio (Fontes),

      o 1,500,000 shares of common stock held by Preston & Price, S.A., over which Mr. Perle can exercise voting rights. See footnote 7 below, and

      o options to purchase 1,000,000 shares of common stock with an exercise price of $0.02 per share held by Mr. Perle.

(2) The number of shares beneficially owned by Mr. Hagan includes:

      o 375,000 shares of our common stock held by his wife Stephanie and 250,000 shares of our common stock held by his daughter, Makena Hagan, but excludes 125,000 shares of common stock held by the Sandra L. Hagan Irrevocable Trust over which he disclaims beneficial ownership, and

      o options to purchase 100,000 shares of our common stock exercisable at $1.75 per share.

(3) The number of shares beneficially owned by Mr. Galterio includes options to purchase 100,000 shares of our common stock exercisable at $1.75 per share and warrants to purchase 110,000 shares of our common stock exercisable at $0.75 per share. Mr. Galterio, an employee of vFinance Investments, Inc., disclaims beneficial ownership of any of our securities which may be owned by that firm.

(4) The number of shares beneficially owned by First Capital Holdings International, Inc. includes warrants to purchase 281,250 shares of our common stock exercisable at $1.55 per share. Mr. Andri Athanasiou is the control person of First Capital Holdings International, Inc.

(5) Messrs. Alstair Rae and Harry Pearl are the control persons of Langley Park Investments, PLC.

(6) The number of shares beneficially owned by Robinson Reed Inc. includes warrants to purchase 281,250 shares of our common stock exercisable at $1.55 per share. Mr. Geoffrey Magistrate is the control person of Robinson Reed Inc. Robinson Reed Inc. has contractually agreed to limit the exercise of the warrants so that upon the exercise the holder's beneficial ownership would not exceed 4.99% of our common stock outstanding at the time of exercise, subject to a waiver of this limitation by the holder upon 61 days notice to us, as well as limiting the holder's beneficial ownership upon exercise to less than 9.9% of our then issued and outstanding common stock, including shares issuable upon the exercise of the warrant, also subject to waiver by the holder upon 61 days notice to us.

(7) Mr. Cery B. Perle holds voting control over the shares owned beneficially by Preston & Price, S.A. See footnote 1 above. Mr. Peter Grut is the control person of Preston & Price, S.A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time we made advances to and received advances from Mr. Soloman Lam, our former CEO and member of our board of directors. Advances made to us generally were due on demand, did not pay any interest, and were used by us for working capital. At December 31, 2003, we transferred certain assets to Mr. Lam related to real estate interests and he assumed certain related liabilities. As a result, we held an advance due from Mr. Lam of $100,500. In December 2003, we wrote off this amount as an addition to our additional paid-in capital.

         In 2001, Mr. Lam was given a $25,830 advance against salary due in 2002 and in 2002 additional salary to him of $97,000 was accrued. In December 2003, Mr. Lam agreed to relinquish all rights to this accrued but unpaid salary. In December 2003, we reversed these liabilities on our financial statements as an addition to our additional paid-in capital.

         In fiscal 2003, Mr. Clint Beckwith, our then Vice President of Public Relations and a member of our Board of Directors, advanced us $60,000 which we used for working capital. In fiscal 2003, we issued Mr. Beckwith 90,000 shares of our common stock, valued at $360,000, as compensation for his services and as repayment of such advance. Of the $360,000, approximately $216,400 was applicable to compensation. Additionally, in December 2003, we assigned a corporation which is an affiliate of Mr. Beckwith all rights and obligations we held for certain land contracts. In connection with this assignment, we forfeited a $10,000 deposit we had paid on these contracts in 2002, and we issued him an additional 10,000 shares of our common stock in settlement of any disputes with our company.

         In December 2001, Mr. Lam entered into purchase contracts to acquire 45 acres of vacant land, for a total purchase price of $470,000. In April 2002, Mr. Lam closed on two of the nine lots and in May 2002, closed on a third lot. The remaining six lots were to be purchased when and if financing became available. Mr. Lam had agreed to transfer the vacant land to us in exchange for a purchase price equal to cost. Deposits totaling $15,000 were paid by us in 2002 in conjunction with this land. The lots were never transferred to us and the $15,000 became a receivable to us from Mr. Lam. In December 2003 this receivable was expensed as an addition to our additional paid-in capital.

         During fiscal 2003, we advanced $23,400 to Mr. Cery B. Perle, our president, and during fiscal 2004, we paid $113,054 of personal expenses on his behalf. These amounts, which were advanced to Mr. Perle or paid on his behalf when Grass Roots was a privately held company, were repaid in full by Mr. Perle prior to December 31, 2004.

         Mr. Rich Galterio, a member of our Board of Directors, is employed by vFinance, Inc., an affiliate of vFinance Investments, Inc. vFinance Investments, Inc. has acted as placement agent for us in two private placements as described earlier in this annual report under "Management's Discussion and Analysis or Plan of Operation."

ITEM 13. EXHIBITS

Exhibits

2.1      Acquisition Agreement and Plan of Merger (3)
2.2      Agreement and Plan of Merger (4)
3.1      Certificate of Incorporation (1)
3.2      By-Laws (1)
3.3      Certificate of Incorporation, as amended (2)
3.4      Certificate of Amendment to the Certificate of Incorporation (5)
3.5      Certificate of Amendment to the Certificate of Incorporation (9)
4.1      Form of 8% promissory note (11)
4.2      Form of 10% secured note (9)
4.3 Form of Investor Warrant to Purchase Common Stock issued with 8% promissory note (11)
4.4      Form of Common Stock Purchase Warrant issued with 10% secured note (11)
4.5 Form of Common Stock Purchase Warrant issued to Robinson Reed Inc. and First Capital Holdings International, Inc. (11)
4.6      Form of $0.75 Investor Warrant (11)
10.1     2002 Stock Option and Stock Award Plan (7)
10.2     Lease for principal executive offices (11)
10.3     Stock Purchase Agreement with Langley Park Investments PLC (10)
10.4     Escrow Agreement with Langley Park (11)
10.5     Employment Agreement with Cery B. Perle (11)
10.6     Common Stock and Warrant Purchase Agreement dated as of August 27, 2004
         (10)
10.7     Registration Rights Agreement dated as of August 27, 2004 (10)
10.8 Amendment No. 1 to Common Stock and Warrant Purchase Agreement dated as of November 2, 2004 (10)
10.9     Settlement  Agreement and Release between Newport  International
         Group, Inc., Robinson Reed, Inc., First Capital Holdings International, Inc., Continental Blue Limited and E-Holdings, Inc. (11)
10.10    Finder's Fee Agreement with E-Holdings, Inc. (11)
14.1 Code of Business Conduct and Ethics and Code of Ethics for the Chief Executive Officer and Senior Financial Officers (11)
16.1     Letter from Berkovitz, Lago & Company, LLP (8)
23.1     Consent of Sherb & Co., LLP*
31.1     Section 302 Certificate of Chief Executive Officer *
31.2     Section 302 Certificate of principal accounting officer *
32.1     Section 906 Certificate of Chief Executive Officer *

*        filed herewith

(1) Incorporated by reference to the Form 10-SB as filed with the SEC on May 10, 2000.

(2) Incorporated by reference to the Report on Form 8-K as filed with the SEC on February 5, 2001.

(3) Incorporated by reference to the Report on Form 8-K filed with the SEC on November 6, 2000.

(4) Incorporated by reference to the Report on Form 8-K filed with the SEC on February 13, 2004.

(5)  Incorporated by reference to the definitive Information Statement on
     Schedule 14C as filed with the SEC on November 14, 2003.

(6) Incorporated by reference to the Report on Form 8-K as filed with the SEC on June 3, 2003.

(7) Incorporated by reference to the registration statement on Form S-8 as filed with the SEC on August 8, 2004.

(8) Incorporated by reference to the Report on Form 8-K as filed with the SEC on December 16, 2004.

(9) Incorporated by reference to the quarterly report on Form 10-QSB for the three and six months ended June 30, 2004.

(10) Incorporated by reference to the quarterly report on Form 10-QSB for the three and nine months ended September 30, 2004.

(11) Incorporated by reference to the registration statement on Form SB-2, file number 333-123096, as filed with the SEC on March 2, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb & Co., LLP for fiscal 2004 and Berkovits, Lago & Company, LLP for fiscal 2004 and 2003.

                             Fiscal 2004        Fiscal 2003
                             -----------        -----------

Audit Fees                       $66,950           $  9,000
Audit-Related Fees                     0                  0
Tax Fees                               0                  0
All Other Fees                         0                  0
                                 -------          ---------
         Total                   $66,950           $  9,000
                                 =======          =========

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2004 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.

Dated: March 31, 2005               NEWPORT INTERNATIONAL GROUP, INC.



                                    By: /s/ Cery B. Perle
                                        ----------------------------------------
                                        Cery B. Perle
                                        President, CEO, CFO, principal executive
                                        and principal accounting officer


         In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

 SIGNATURE                             TITLE                         DATE

                            President, CEO, CFO,Chairman,
                            principal executive officer,
 /s/ Cery B. Perle          principal accounting officer        March 31, 2005
 ------------------
 Cery B. Perle



 /s/ Edwin L. Hagan         Secretary and Director              March 31, 2005
 ------------------
 Edwin L. Hagan



 /s/ Richard Galterio       Director                            March 31, 2005
 ------------------------
 Richard Galterio

                        NEWPORT INTERNATIONAL GROUP, INC

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........................F-2

FINANCIAL STATEMENTS

         Balance Sheet.......................................................F-3

         Statements of Operations and Comprehensive Loss.....................F-4

         Statements of Changes in Stockholders' Deficiency...................F-5

         Statements of Cash Flows............................................F-6

         Notes of Financial Statements................................F-7 - F-29

                                                                805 Third Avenue
                                                              New York, NY 10022
                                                               Tel. 212-838-5100
                                                                Fax.212-838-2676
                                                        e-mail:info@sherbcpa.com

                                                 Offices in New York and Florida
________________________________________________________________________________
CERTIFIED PUBLIC ACCOUNTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Newport International Group, Inc.

We have audited the accompanying consolidated balance sheet of Newport International Group, Inc. and its Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newport International Group, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses and cash used in operations of $14,258,448 and $5,059,918 respectively, for the year ended December 31, 2004. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Sherb & Co., LLP
                                       Certified Public Accountants
New York, New York
February 16, 2005

                        NEWPORT INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004


                                     ASSETS

Current Assets:
  Cash ..........................................................  $  1,671,773
  Deposit .......................................................        25,000
  Marketable security held for sale .............................        68,925
  Note receivable ...............................................        86,200
                                                                   ------------
     Total current assets .......................................     1,851,898

  Investment in equity securities ...............................       912,501
  Property and equipment, net of accumulated
    depreciation of $28,124 .....................................       110,654
  Deferred financing costs, net of accumulated
    amortization of $197,675 ....................................       155,036
  Other assets ..................................................        36,301
                                                                   ------------

     Total assets ...............................................  $  3,066,390
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses .........................  $    347,218
  Current portion of capitalized lease obligations ..............         6,932
  Convertible promissory notes, net of debt discount of $106,477        218,523
  Accrued interest on convertible promissory notes ..............        37,675
  Due to stockholder ............................................        15,000
                                                                   ------------

     Total current liabilities ..................................       625,348

  Convertible promissory notes, net of debt
  discount of $681,660 ..........................................     1,052,433
  Capitalized lease obligations, net of current portion .........        10,566
  Other liabilities .............................................         6,426
                                                                   ------------
     Total liabilities ..........................................     1,694,773

  Common stock subject to put ...................................     5,000,000
Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000
    shares authorized, none issued and outstanding ..............            --
  Common stock; $.001 par value, 150,000,000
    shares authorized, 26,400,061 issued and outstanding ........        26,400
  Additional paid-in capital ....................................    31,955,639
  Restricted investment in marketable securities ................      (912,501)
  Accumulated other comprehensive loss ..........................    (9,998,526)
  Accumulated deficit ...........................................   (19,699,395)
  Common stock subject to put ...................................    (5,000,000)
                                                                   ------------

     Total stockholders' deficit ................................    (3,628,383)
                                                                   ------------

     Total liabilities and stockholders' deficit ................  $  3,066,390
                                                                   ============

                  See Notes to Consolidated Financial Statements.

                        NEWPORT INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                       2004            2003
                                                   ------------    ------------

Revenues .......................................   $     10,583             $ -
                                                   ------------    ------------
Operating expenses:
  Research and development .....................        722,113         440,770
  Sales, general and administrative ............      6,085,908       4,595,683
                                                   ------------    ------------

     Total operating expenses ..................      6,808,021       5,036,453
                                                   ------------    ------------

     Operating loss ............................     (6,797,438)     (5,036,453)
                                                   ------------    ------------

  Other expenses ...............................         37,963          27,030
  Settlement with stockholders .................      2,775,000               -
  Other income .................................         (6,375)         (1,940)
  Interest expense .............................      4,654,422          11,709
                                                   ------------    ------------
  Total other expenses, net ....................      7,461,010          36,799

Net loss .......................................    (14,258,448)     (5,073,252)
                                                   ------------    ------------

Unrealized loss on restricted investment .......     (9,998,526)              -
                                                   ------------    ------------

 Comprehensive loss ............................   $(24,256,974)   $ (5,073,252)
                                                   ============    ============

Basic and diluted net loss per common share ....   $      (0.81)   $      (0.45)
                                                   ============    ============

Basic and diluted weighted average common
shares outstanding .............................     17,608,577      11,169,343
                                                   ============    ============

                 See Notes to Consolidated Financial Statements.

                        NEWPORT INTERNATIONAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD FROM JANUARY 1, 2003 TO DECEMBER 31, 2004

                                                                                                                        Restricted
                                                                                 Common Stock            Additional     Investment
                                                                          ---------------------------     Paid-in       Marketable
                                                                             Shares         Amount        Capital       Securities
                                                                          ------------   ------------   ------------   -------------
Balance at January 1, 2003 .............................................    10,034,333   $     10,034   $    578,766   $         --

Cancellation of common stock from founders .............................      (300,000)          (300)           300             --
Issuance of common stock for cash ......................................     1,703,353          1,703      1,231,172             --
Issuance of common stock for services rendered .........................       300,000            300        152,700             --
Issuance of common stock pursuant to exercise of stock options .........       566,667            567        324,433             --
Fair value warrants issued in connection with the Convertible
 promissory notes ......................................................            --             --         76,652             --
Compensation expense for options granted to employees ..................            --             --        745,625             --
Compensation expense for options granted to outside consultants ........            --             --      1,668,763             --
Net loss ...............................................................            --             --             --             --
                                                                          ------------   ------------   ------------   ------------
                                                                            12,304,353         12,304      4,778,411             --

Issuance of common stock pursuant to the merger with GrassRoots ........     1,009,112          1,009       (779,181)            --
Cancellation of common stockissued pursuant to extinghushment of debt ..      (530,000)          (530)            --             --
Issuance of common stock pursuant to the settlement of pre-merger
 obligations ...........................................................     1,365,000          1,365      4,025,385             --
Issuance of common stock pursuant to exercise of stock options .........       187,500            188        188,063             --
Issuance of common stock for cash, net of financing costs ..............     4,500,000          4,500      5,835,482             --
Issuance of common stock in connection with settlement with stockholders     1,500,000          1,500      2,773,500             --
Issuance of common stock pursuant to a share- exchange agreement .......     5,882,352          5,882     11,817,646     (5,911,764)
Issuance of common stock to pay interest on convertible promissory notes        48,921             49        108,504             --
Issuance of common stock to partially repay convertible promissory notes        40,000             40         59,960             --
Issuance of common stock to consultants and a reseller for services
 rendered ..............................................................       172,500            173        327,952             --
Issuance of common stock for failure to timely file registration
 statement .............................................................        20,323             20         37,943             --
Cancellation of shares issued to a reseller ............................      (100,000)          (100)            --             --
Fair value of warrants issued in connection with the convertible
 promissory notes ......................................................            --             --        760,290             --
Compensation expense for options granted to employees and consultants ..            --             --      1,432,701             --
Beneficial feature resulting from the issuance of convertible
 promissory notes ......................................................            --             --        588,983             --
Unrealized loss on investment in marketable securities .................            --             --             --      4,999,263
Net loss ...............................................................            --             --             --             --
                                                                          ------------   ------------   ------------   ------------
                                                                            26,400,061   $     26,400   $ 31,955,639   $   (912,501)
                                                                          ============   ============   ============   ============
                                                                                                 (CONTINUED)

                 See Notes to Consolidated Financial Statements.
                                      F-5A

                        NEWPORT INTERNATIONAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD FROM JANUARY 1, 2003 TO DECEMBER 31, 2004
                                   (CONTINUED)

                                                                                         Accumulated
                                                                                            Other
                                                                          Accumulated   Comprehensive   Common Stock
                                                                            Deficit         Loss       Subject to Put      Total
                                                                          ------------  -------------  --------------  ------------
Balance at January 1, 2003 .............................................  $   (367,695)  $         --   $         --   $    221,105

Cancellation of common stock from founders .............................            --             --             --             --
Issuance of common stock for cash ......................................            --             --             --      1,232,875
Issuance of common stock for services rendered .........................            --             --             --        153,000
Issuance of common stock pursuant to exercise of stock options .........            --             --             --        325,000
Fair value warrants issued in connection with the Convertible
 promissory notes ......................................................            --             --             --         76,652
Compensation expense for options granted to employees ..................            --             --             --        745,625
Compensation expense for options granted to outside consultants ........            --             --             --      1,668,763
Net loss ...............................................................    (5,073,252)            --             --     (5,073,252)
                                                                          ------------   ------------   ------------   ------------
                                                                            (5,440,947)            --             --       (650,232)

Issuance of common stock pursuant to the merger with GrassRoots ........            --             --             --       (778,172)
Cancellation of common stockissued pursuant to extinghushment of debt ..            --             --             --           (530)
Issuance of common stock pursuant to the settlement of pre-merger
 obligations ...........................................................            --             --             --      4,026,750
Issuance of common stock pursuant to exercise of stock options .........            --             --             --        188,251
Issuance of common stock for cash, net of financing costs ..............            --             --     (5,000,000)       839,982
Issuance of common stock in connection with settlement with stockholders            --             --             --      2,775,000
Issuance of common stock pursuant to a share- exchange agreement .......            --             --             --      5,911,764
Issuance of common stock to pay interest on convertible promissory notes            --             --             --        108,553
Issuance of common stock to partially repay convertible promissory notes            --             --             --         60,000
Issuance of common stock to consultants and a reseller for services
 rendered ..............................................................            --             --             --        328,125
Issuance of common stock for failure to timely file registration
 statement .............................................................            --             --             --         37,963
Cancellation of shares issued to a reseller ............................            --             --             --           (100)
Fair value of warrants issued in connection with the convertible
 promissory notes ......................................................            --             --             --        760,290
Compensation expense for options granted to employees and consultants ..            --             --             --      1,432,701
Beneficial feature resulting from the issuance of convertible
 promissory notes ......................................................            --             --             --        588,983
Unrealized loss on investment in marketable securities .................            --     (9,998,526)            --     (4,999,263)
Net loss ...............................................................   (14,258,448)            --             --    (14,258,448)
                                                                          ------------   ------------   ------------   ------------
                                                                          $(19,699,395)  $ (9,998,526)  $ (5,000,000)  $ (3,628,383)
                                                                          ============   ============   ============   ============

                 See Notes to Consolidated Financial Statements.
                                      F-5B

                        NEWPORT INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                                                                  2004          2003
                                                              ------------   ------------
Cash flows from operating activities:
Net loss ...................................................  $(14,258,448)  $ (5,073,252)
Adjustments to reconcile net loss to net cash
used in operating activities:
 Amortization of debt discount .............................       584,792          1,893
 Fair value of common shares issued in connection
  with debt settlement, in excess of pre-merger obligations      3,482,382              -
 Fair value of shares of common stock isued in payment of
  interest on promissory notes .............................       108,553              -
 Fair value of shares issued in connection with the failure
  to timely file the registration statement ................        37,963              -
 Loss on sale of property and equipment ....................             -         29,906
 Depreciation and amortization .............................        94,868         29,588
 Write-off of deposit on Focus Focus.com ...................             -        100,000
 Amortization of deferred financing costs ..................       197,675          3,412
 Fair value of stock options issued to employees and
  consultants for services rendered ........................     1,432,701      2,414,388
 Common stock issued to consultants for services rendered ..       134,125        153,000
 Fair value of common stock issued in connection with
  note payable .............................................       194,000              -
 Fair value of shares issued in connection with settlement
  with stockholders ........................................     2,775,000              -
Changes in operating assets and liabilities
 Due from related party ....................................        23,400        (23,400)
 Prepaid expenses and other current assets .................         4,000         41,633
 Deposit ...................................................       (25,000)             -
 Accounts payable and accrued expenses .....................       143,693        168,287
 Other assets ..............................................       (34,073)             -
 Other long-term liability .................................             -          6,426
 Accrued interest on convertible promissory notes ..........        44,451              -
                                                              ------------   ------------

Net cash used in operating activities ......................    (5,059,918)    (2,148,119)
                                                              ------------   ------------
Cash flows from investing activities:
 Proceeds from sale of property and equipment ..............             -         60,073
 Changes in other assets ...................................             -         (2,228)
 Cash acquired from merger .................................        16,196              -
 Purchase of marketable securities .........................       (70,125)             -
 Purchase of note receivable ...............................       (85,000)             -
 Website development costs .................................             -        (35,000)
 Purchases of property and equipment .......................      (129,338)       (96,369)
                                                              ------------   ------------

Net cash used in investing activities ......................      (268,267)       (73,524)
                                                              ------------   ------------
Cash flows from financing activities:
 Change in bank overdraft ..................................             -         (6,950)
 Principal repayments on lease obligations .................        (9,730)        (4,675)
 Proceeds from issuance of convertible promissory notes ....     1,752,276        708,067
 Proceeds from exercise of stock options ...................           750        325,000
 Advances from stockholders ................................       215,000         15,000
 Collection of stock subscription receivable ...............             -         81,000
 Proceeds from issuance of common stock ....................     6,068,982      1,232,875
 Payments of convertible promissory notes ..................      (381,250)             -
 Payments of financing costs-issuance of common stock ......      (229,000)             -
 Payments of deferred financing costs ......................      (247,772)       (53,838)
 Payments of notes payable .................................      (250,000)             -
                                                              ------------   ------------

Net cash provided by financing activities ..................     6,919,256      2,296,479
                                                              ------------   ------------

Increase in cash ...........................................     1,591,071         74,836

Cash, beginning of year ....................................        80,702          5,866
                                                              ------------   ------------

Cash, end of year ..........................................  $  1,671,773   $     80,702
                                                              ============   ============
                                                                      (CONTINUED)

                 See Notes to Consolidated Financial Statements.
                                      F-6A

                        NEWPORT INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                                                                  2004          2003
                                                              ------------   ------------
Supplemental disclosures of cash flow information:
 Cash paid during the year for interest ....................  $     18,768   $          -
                                                              ============   ============

 Cash paid during the year for taxes .......................  $          -   $          -
                                                              ============   ============
Supplemental schedule of non-cash financing and
 investing activities:
Purchase of property and equipment
 financed by capitalized lease obligations .................  $          -   $     31,903
                                                              ============   ============
Fair value of warrants issued in connection with the
 issuance of the convertible notes and corresponding
 debt discount .............................................  $    760,290   $     25,551
                                                              ============   ============
Fair value of warrants issued to placement
 agent in connection with the issuance of the
 convertible notes and corresponding increase
 in deferred financing costs ...............................  $          -   $     51,101
                                                              ============   ============
Advance from a shareholder converted into an exercise
 of stock options ..........................................  $    187,500   $          -
                                                              ============   ============
Advances from a shareholder converted into convertible
 promissory notes ..........................................  $     40,000   $          -
                                                              ============   ============
Beneficial feature resulting from issuance of
 convertible promissory notes and corresponding
 debt discount .............................................  $    588,983   $          -
                                                              ============   ============
Fair value of issuance of common stock in
 connection with the setllement of pre-merger obligations ..  $    544,368   $          -
                                                              ============   ============
Fair value of shares issued to partially satisfy convertible
 promissory notes ..........................................  $     60,000   $          -
                                                              ============   ============
Exchange of shares for restricted investment ...............  $ 11,823,528   $          -
                                                              ============   ============
Fair value of puts granted upon issuance of common stock ...  $  5,000,000   $          -
                                                              ============   ============

                 See Notes to Consolidated Financial Statements.
                                      F-6B

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Newport International Group, Inc. (the "Company") was a development stage company incorporated in Delaware in December 1999. During February 2004, the Company acquired GrassRoots Communications, Inc. ("GrassRoots"). The Company sells web-based conferencing services to business professionals, small office and home office companies, and small to medium sized businesses. The Company's product centers on web-based collaborative tools for small-business professionals and features document and application sharing in a collaborative environment. Included in the web-conferencing is the ability to communicate with participants using voice over Internet and video viewing. The product also includes the ability to collaborate via a whiteboard application to annotate drawings and pictures.

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

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002, has incurred net losses of approximately $20 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE ENTERPRISE

The Company's planned principal operations commenced during 2004 with the launching of its GRC family of products. Accordingly, the Company's activities are no longer accounted for as those of a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS")No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the valuation of stock-based instruments granted to noteholders and consultants. Actual results will differ from these estimates.

LOSS PER SHARE

Loss per share is based on the weighted average number of common shares outstanding. The outstanding warrants and stock options amounting to 3,911,876 and 6,574,333, respectively, as of December 31, 2004, are excluded from the loss per share computation due to their antidilutive effect. The weighted average number of common shares used in the computation of net loss per share for 2003 has been retroactively adjusted to reflect a 20 for 1 reverse stock-split which occurred in October 2003.

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During 2004, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, accounts payable and accrued expenses and due to stockholder approximate their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the convertible notes approximates the estimated fair value for these financial instruments as management believes that such convertible notes constitutes substantially all of the Company's debt and the interest payable on the convertible notes approximates the Company's incremental borrowing rate.

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

The Company holds 3,242,420 shares of the Investee in an escrow account which may not be released without the the Investee's permission until 2006. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is included in the stockholders' deficit section of the balance sheet.

The Company holds 3,242,420 shares of the Investee as collateral for the Company's possible obligation to repurchase 2,500,000 shares it has issued in a private placement during November 2004.

The decrease in the carrying and the fair value of this investment of approximately $10 million as of December 31, 2004 has been recorded as other comprehensive loss in stockholders' deficit.

COMPREHENSIVE LOSS

Comprehensive loss is defined as a change in equity during the period from transactions and other events and circumstances from non-owner resources. Included in this category is the change resulting from the difference between the carrying value and the market value of the restricted investment in equity securities amounting to approximately $10.0 million as of December 31, 2004.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of December 31, 2004.

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

DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in connection with the issuance of the convertible promissory notes. Deferred financing costs are being amortized over the terms of the related debt agreements, which range between one to two years.

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                        2004            2003
                                                    ------------   ------------

Net loss as reported .............................  $(14,258,448)  $ (5,073,252)
Add:
  Stock-based compensation expense included in
   reported net loss, net of related tax effects .       858,994        745,625
Deduct:
  Total stock-based compensation expense
   under fair value based method for all awards,
   net of related tax effects ....................    (2,801,417)      (747,043)
                                                    ------------   ------------

Pro forma net loss ...............................  $(16,200,871)  $ (5,074,670)
                                                    ============   ============

The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years.

The fair value of the options granted during 2004 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.0-4.0%; stock volatility of .42 to 1.51; no dividends; estimated life of 36-48 months; and no dividend expected during the term.

The fair value of the options granted during 2003 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 2.11%; no stock volatility; no dividends; estimated life of 36 months; and no dividend expected during the term.

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

NOTE 3 - DEPOSIT

During 2004, the Company made a refundable deposit of $25,000 to an Internet service provider in contemplation of an acquisition. The acquisition did not materialize. The Internet service provider has refused to refund the deposit to date. The Company is actively pursuing the collection of this deposit and believes it will be successful in its efforts. Accordingly, no allowance has been provided in the accompanying financial statements.

NOTE 4 - MARKETABLE SECURITY HELD FOR SALE

During 2004, the Company has invested approximately $64,000 in equities of a U.S. publicly-traded company. The fair value of the marketable security, based on available quoted prices, amounted to approximately $69,000 at December 31, 2004. The increase in fair value during 2004 of approximately $5,000 has been recorded as other income in the accompanying consolidated statement of operations.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTE RECEIVABLE

During 2004, the Company has invested $85,000 in a note issued by a U.S. publicly-traded company. The note is secured by substantially all assets of the issuer. The note bears interest at 7% and matures in January 2005. The Company has received the principal and accrued interest in January 2005. Accrued interest of $1,200 as of December 31, 2004 is included in the note receivable in the accompanying balance sheet.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2004:

Computer equipment and software ...........................           $  94,338
Furniture and fixtures ....................................              44,440
                                                                      ---------
                                                                        138,778
Less accumulated depreciation .............................             (28,124)
                                                                      ---------
                                                                      $ 110,654

Depreciation expense amounted to approximately $59,000 and $30,000 during 2004 and 2003, respectively.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following as of December 31, 2004:

                                                                    ------------
                                                                    December 31,
                                                                       2004
                                                                    ------------
8% Convertible promissory notes, bearing interest at 8% per
annum, maturing on March 1, 2006. Interest payable March 31,
2004 and every quarter thereafter either in cash or common
stock. Interest paid in common stock is convertible using
the 10-day average closing bid of the stock prior to the end of the quarter. Each occurrence of interest not paid within
30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and
the exercise price of the related warrants. The promissory
notes are convertible at any time at the option of the
holder, into shares of common stock at a rate of $0.75 ...........   $1,734,093

Less:  unamortized discount ......................................     (681,660)
                                                                     ----------
Convertible promissory notes-long-term ...........................   $1,052,433
                                                                     ==========

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE PROMISSORY NOTES (continued)

10% Convertible promissory notes, bearing interest at 10%
per annum, maturingbetween May and August 2005. Interest
payable in cash September 1, 2004 andevery quarter
thereafter. The promissory notes are convertible into shares of common stock at a rate of $2.00. Secured by the
intangible assets of the Company .................................   $  325,000

Less: unamortized discount .......................................     (106,477)

Convertible promissory notes-short term ..........................   $  218,523
                                                                     ===========

In connection with the issuance of the 8% convertible promissory notes, the Company issued 1,501,875 warrants to purchase common stock of the Company at an exercise price of $1.25 per share during 2004. The warrants are exercisable for a period of five years. The fair value of the warrants at the date of issuance of approximately $366,000 has been recorded as a debt discount. The debt discount is amortized over two years using the imputed interest rate method.

In connection with the issuance of the 10% convertible promissory notes, the Company issued 332,500 warrants to purchase common stock of the Company at an exercise price of $1.25 per share during 2004. The warrants are exercisable for a period of five years. The fair value of the warrants at the date of issuance of approximately $394,000 has been recorded as a debt discount. The debt discount is amortized over one year using the imputed interest rate method.

The Company used the following assumptions to value the warrants issued during 2004: risk-free interest rate: 3.0%-3.81%; volatility of .42 -1.51; estimated life of 5 years; and no dividend expected during the term.

The convertible rates for the 8% convertible promissory notes interest accrued during 2004 ranged between $1.79 and $2.83 per share. The Company issued 48,921 shares in connection with the payment of interest on the 8% convertible promissory notes during 2004. The fair value of such shares amounted to approximately $109,000. Furthermore, the Company issued 18,719 shares in January 2005 in connection with the payment of accrued interest of $34,967 as of December 31, 2004.

The Company paid interest of approximately $19,000 in connection with the 10% convertible promissory notes.

During 2004, the Company received $1,126,335 and $665,000 in consideration for the issuance of the 8% convertible promissory notes and 10% convertible promissory notes,

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE PROMISSORY NOTES (continued)

respectively. Additionally, the Company made principal repayments of $101,250 and $340,000 on the 8% Convertible promissory notes and 10% Convertible promissory notes, respectively.

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

The Company has the right to call all of the 8% Convertible promissory notes and 10% convertible promissory notes warrants, if the stock underlying the warrants has been registered (and that registration statement is still effective), the lock-up restriction, as defined, on the common stock has been lifted, and after the lock-up restriction has been lifted the stock maintains a closing bid price above $3.00 for 15 business days. The Company may redeem the warrants for $0.01 if not exercised within 30 days of the call notification.

In connection with the issuance of the Convertible Promissory Notes, the Company paid approximately $248,000 and issued 425,000 warrants to the placement agent during 2004. One of the Company's director is one of the Managing Directors of the placement agent. The warrants issued to the placement agent were valued at approximately $51,000. The Company has recorded the placement agent fee in deferred financing costs as of December 31, 2004 and amortizes these costs over one to two years, which corresponds to the respective terms of the Convertible Promissory Notes.

Amortization of the debt discount and amortization of the deferred financing costs amounted to approximately $585,000 and $198,000, respectively, during 2004 and are included in interest expense in the accompanying consolidated statements of operations.

Accrued interest on the Convertible Promissory Notes amounted to approximately $38,000 as of December 31, 2004.

In accordance with EITF Issue No.00-27,"Application of Issue No. 98-5, Accounting for convertible securities with beneficial conversion features of contingently adjustable conversion ratios, to certain convertible instruments", the Company recorded a beneficial conversion feature related to the 8% Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE PROMISSORY NOTES (continued)

issue date. During 2004, the beneficial conversion feature amounted to approximately $589,000. This beneficial conversion feature is reflected in the accompanying consolidated financial statements as additional paid-in capital and corresponding debt discount.

NOTE 8 - CAPITALIZED LEASE OBLIGATIONS

The Company leases certain computer software under a capital lease that expires in July 2006. The lease provides for monthly payments of $976 at an implicit interest rate of 9% per annum. The assets and liabilities under the capital lease are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The asset is depreciated over its estimated useful life.

The schedule of future minimum payments under capital lease is as follows:

         Years Ending
         December 31,

              2005 ..................................         $ 11,711
              2006 ..................................            6,832
                                                              --------
                                                                18,543
         Less: imputed interest .....................           (1,045)
                                                              --------
                                                                17,498
         Less: current portion ......................           (6,932)
                                                              --------
         Long-term portion ..........................         $ 10,566
                                                              ========

NOTE 9 - STOCKHOLDERS' DEFICIT

ISSUANCE OF COMMON STOCK PURSUANT TO THE MERGER BETWEEN THE COMPANY AND
GRASSROOTS

During February 2004, the Company merged with GrassRoots. At the effective time of the merger, the stockholders of the GrassRoots exchanged their securities for approximately 12,300,000 shares of Newport's restricted common stock, representing approximately 93% of the common stock of Newport at that time. The Company had 1,009,112 outstanding shares of common stock immediately preceding the merger.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' DEFICIT (continued)

ISSUANCE OF COMMON STOCK PURSUANT TO A SETTLEMENT OF DEBT

During February 2004, pursuant to a notification of default by the holder, the Company settled its outstanding notes to a stockholder, its affiliated entity and other participants. In connection with the settlement of all debt (the $370,000 convertible debenture and the $10,000 loan along with the related accrued loan premium of $100,000 and accrued interest of $158,368 due to a stockholder, and the loan of $100,000 along with the accrued loan premium of $50,000 and accrued interest of $6,000 to an affiliated entity), the Company disbursed $250,000 in cash and 1,365,000 shares of common stock, and 530,000 shares of common stock were returned to the Company for cancellation, which generated an interest expense of approximately $3.5 million during 2004.

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

During May 2004, the Company issued 72,500 shares of common stock to vendors for services performed. The fair value of such shares amounted to approximately $134,000 and has been recorded as selling general and administrative expenses.

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The Company issued 48,921 shares in connection with the payment of interest on the 8% convertible promissory notes during 2004. The fair value of such shares amounted to approximately $109,000. Furthermore, the Company issued 18,719 shares in January 2005 in connection with the payment of accrued interest of $34,967 as of December 31, 2004.

ISSUANCE OF COMMON STOCK PURSUANT TO FINANCING PROVIDED BY A RESELLER

During May 2004, the Company entered in a distribution agreement with a reseller. The agreement, provided for, among other things a minimum advance of $250,000 from the reseller to the Company. The advance bears interest at 8% a year and matures in May 2005. The agreement also provided for the issuance of 100,000 shares of common stock to the reseller. The fair value of the shares issued in connection with this agreement amounted to approximately $194,000. The Company has received $125,000 to date and has cancelled this agreement during July 2004. The Company will reimburse the amount received to date and has

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' DEFICIT (continued)

cancelled the shares issued to the reseller. The amount received is recorded as accrued expense in the accompanying balance sheet. The fair value of the shares issued has been recorded as interest expense in the accompanying consolidated financial statements.

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

During 2004, the Company has paid approximately $1,600,000 in lieu of transferring 877,500 shares of the Investee to the consultant. The consideration paid to the consultant is included in the sales, general, and administrative expenses in the accompanying financial statements.

ISSUANCE OF COMMON STOCK PURSUANT TO A PRIVATE PLACEMENT

During 2004, the Company issued 4,500,000 shares of its common stock to two foreign investors generating proceeds of $6.1 million. The Company paid finders' fees of

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' DEFICIT (continued)

$229,000 to a third-party in connection with this transaction. The Company has also issued 562,500 warrants to the investors in connection with this transaction. The warrants are convertible at exercise prices ranging between $1.55 and $1.60 per share and expire five years from the date of issuance. The investor has the right to have the Company reacquire all or a portion of 2,000,000 and 2,500,000 shares purchased at a price of $1.25 and $1.00 per share, respectively, in the event the average price per share is less than $1.25 and $1.00, respectively, for a period of ten consecutive trading days during an option period commencing eight months after the effective date of the Company's registration statement and extending for a period of thirty-six months thereafter. Such puts, valued at $5,000,000 at December 31, 2004, are accounted as temporary equity in the accompanying balance sheet.

Shortly after the closing of this private placement, the foreign investors and the Company claimed that certain representations made by the both parties were inaccurate. In December 2004, the Company settled this matter amicably by issuing 1,500,000 shares to a third foreign investor. The value of the shares issued in connection with this settlement amounted to $2,775,000 and is included in other expenses.

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

ISSUANCE OF COMMON STOCK PURSUANT TO FAILURE TO TIMELY FILE REGISTRATION
STATEMENT

As of December 31, 2004, the Company issued 20,323 shares of common stock pursuant to its failure to timely file its registration statement. The fair value of such shares

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' DEFICIT (continued)

amounted to approximately $38,000 and is included in other expenses in the accompanying statement of operations.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Warrants

During 2003, the Company issued 400,000 warrants to certain stockholders for the purchase of the Company's common stock at exercise prices ranging between $1.00 to $1.50 in connection with the offering of common stock. The warrants expired in 2003 unexercised.

During 2003, the Company issued 280,001 warrants to certain stockholders in connection with a private placement of common stock for the purchase of 280,001 shares of the Company's common stock, which are exercisable at $1.25 per share. Such warrants expire in October 2006.

In connection with the issuance of the Convertible Promissory Notes, during 2004 and 2003, the Company issued warrants to purchase a total of 1,449,375 and 1,545,000 shares of common stock, respectively. The exercise prices of such warrants range between $0.75 and $1.25 per share.

During 2004, the Company issued 562,500 warrants to certain stockholders in connection with a private placement of common stock for the purchase of the shares of the Company's common stock, which are exercisable at prices ranging from $1.55 to $1.60 per share. Such warrants expire in November 2009.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTIONS AND WARRANTS (continued)

A summary of the activity of the Company's outstanding warrants during 2004 and 2003 is as follows:
                                                                     Weighted
                                                                      Average
                                                       Warrants   Exercise Price

Outstanding, January 1, 2003                                  --       $  --
Granted                                                2,225,001        1.13
Exercised                                                     --         --
Expired                                                 (400,000)       1.25
                                                      ----------        ----
Outstanding and exercisable at December 31, 2003       1,825,001        1.11

Granted                                                2,086,875        1.15
Exercised                                                     --          --
Expired                                                       --          --
                                                      ----------        ----
Outstanding and exercisable at December 31, 2004       3,911,876       $1.13
                                                      ==========        ====

                                            Weighted Average
 Range of exercise   Warrants outstanding   Remaining          Weighted Average
 prices              and exercisable        ContractualLife    Exercise Price
 -----------------   --------------------   ----------------   ----------------
      $0.75               1,295,000                4.75            $0.75
       1.25               2,054,376                3.77             1.25
    1.50-1.60               562,500                4.83             1.58

The weighted average remaining contractual life of the terms of the warrants is
4.2 years.

Stock Options

In 2002, the Company adopted the 2002 Stock Plan under which stock awards or options to acquire shares of the Company's common stock may be granted to employees and non-employees of the Company. The Company has authorized 12,000,000 shares of the Company's common stock for grant under the 2002 Plan. The 2002 Plan is administered by the Board of Directors and permits the issuance of options for the purchase of up to the number of available shares outstanding. Options granted under the 2002 Plan vest in accordance with the terms established by the Company's stock option committee and generally terminates ten years after the date of issuance.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTIONS AND WARRANTS (continued)

A summary of the activity of the Company's stock option plan is presented below:

                                                                     Weighted
                                                                      Average
                                                   Options        Exercise Price

Outstanding, January 1, 2003                        287,500            $0.72
Granted                                           9,475,556             0.70
Exercised                                          (566,667)            0.57
Expired                                          (3,163,889)            0.34
                                                 ----------            -----
Outstanding at December 31, 2003                  6,032,500             0.91

Granted                                           2,132,000             1.97
Exercised                                          (187,500)            1.00
Expired                                          (1,402,667)            1.57
                                                 ----------            -----
Outstanding at December 31, 2004                  6,574,333            $1.51
                                                 ==========            =====

Exercisable at December 31, 2003                  4,227,709            $0.89
                                                 ==========            =====
Exercisable at December 31, 2004                  5,045,115            $1.65
                                                 ==========            =====

The weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable at December 31, 2004, for selected exercise price ranges, is as follows:

Options outstanding:

                                            Weighted Average
 Range of exercise     Number of            Weighted Average
 prices                 options             ContractualLife    Exercise Price
 -----------------   --------------------   ----------------   ----------------
    $0.02              2,072,500                 8.06               $ 0.02
  0.50-0.75            1,187,500                 8.27                 0.51
  1.25-1.75            1,295,000                 9.46                 1.68
  1.85-2.9             2,019,333                 8.97                 2.11

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTIONS AND WARRANTS (continued)

Options exercisable:

                                            Weighted Average
 Range of exercise     Number of            Weighted Average
 prices                 options             ContractualLife    Exercise Price
 -----------------   --------------------   ----------------   ----------------
    $0.02              2,010,000                 8.06               $ 0.02
  0.50-0.75            1,185,417                 8.27                 0.51
  1.25-1.75              731,392                 9.25                 1.63
  1.85-2.9             1,118,306                 8.68                 2.01

The Company granted 940,000 and 7,445,765 options during 2004 and 2003, respectively, to purchase common stock to non-employees for services performed. The exercise prices of such options ranged from $1.25 to $1.75 during 2004 and ranged from $0.02 to $2.00 during 2003. As a result, the Company recorded consulting expense of approximately $570,000 and $1.7 million during 2004 and 2003, respectively, in accordance with SFAS No.123. Such consulting expenses are included in selling, general, and administrative expenses in the accompanying statement of operations.

The fair value of the options granted during 2004 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.0-4.0%; stock volatility of .42 to 1.51; no dividends; estimated life of 36-48 months; and no dividend expected during the term.

The fair value of the options granted during 2003 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 2.11%; no stock volatility; no dividends; estimated life of 36 months; and no dividend expected during the term.

The Company issued 290,000 and 1,525,000 options with below market exercise prices during 2004 and 2003, respectively. The issuance of such options to employees resulted in compensation expense pursuant to APB Opinion No. 25 amounting to approximately $860,000 and $750,000 during 2004 and 2003, respectively.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, at December 31, 2004 are as follows:

                                                                        2004
                                                                        ----
Deferred tax assets:
Net operating loss carryforward ..........................          $ 4,410,000
Less valuation allowance .................................           (4,410,000)
                                                                    -----------
Total net deferred tax assets: ...........................            $       -
                                                                    ===========

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $ 4,410,000 at December 31, 2004 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during 2004 and 2003 was $2,330,000 and $1,810,000, respectively.

The Company has incurred net operating losses since inception. At December 31, 2004, the Company had a net operating loss carryforward amounting to approximately $11.4 million for U.S. tax purposes that expire in various amounts through 2024. The Company has had a change of ownership as defined by the Internal Revenue Code Section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of its net operating loss carryforwards. At this point, the Company has not completed a change in ownership study and the exact impact of such limitations is unknown.

The federal statutory tax rate reconciled to the effective tax rate during 2004 and 2003, respectively, is as follows:
                                                              2004      2003
                                                              ----      ----
Tax at U.S. statutory rate: ...........................       35.0%     35.0%
State tax rate, net of federal benefits ...............        6.0       6.0
Change in valuation allowance .........................      (41.0)    (41.0)
                                                              ----      ----
Effective tax rate ....................................        0.0%      0.0%
                                                              ====      ====

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

In connection with the Agreement, the Company entered into three-month consulting agreements with the former owners of Focus Focus to perform certain consulting services for the Company. As consideration for the services rendered, the Company granted options to purchase 500,000 shares of the Company's common stock, which had an exercise price of $0.02 per share, and vested immediately. The Company contends that the former owners of Focus Focus did not perform under these consulting agreements, and accordingly, cancelled the options and recorded no consulting expense in the 2004 and 2003 accompanying financial statements, respectively.

No litigation has been filed by either party. However, in December 2004, the Company has received notice from the counsel of the former owners of Focus Focus that they are entitled to the options initially granted by the Company. The Company believes that this claim is without merit.

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of any such matter will have a material effect on the Company's financial position or results of operations.

OPERATING LEASES

The Company leases its office facilities under noncancelable operating leases, which require monthly payments ranging from $2,615 to $5,154 and expire at various dates through 2009. Additionally, the Company subleases an office facility in Irvine, Southern California to an unrelated entity. The sublease agreement provides for monthly rent charges of approximately $3,200 through December 2005. Base rent expense, net of sublease income of approximately $38,400 and $16,000 in 2004 and 2003, respectively, amounted to approximately $78,000 and $54,000 during 2004 and 2003, respectively.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

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

Future annual minimum payments, net of sublease income, required under operating lease obligations at December 31, 2004 are as follows:

                               Future Minimum      Sublease        Net Minimum
                               Lease Payments       Income       Lease Payments
                               --------------      --------      --------------
   2005                        $  131,628           $38,400          $93,228
   2006                            93,228              -              93,228
   2007                            74,923              -              74,923
   2008                            61,848              -              61,848
   2009 and thereafter             15,462              -              15,462


POTENTIAL REGISTRATION PENALTIES

In connection with its recently completed private placement, the Company may have to issue additional shares if it fails to meet certain deadlines, such as not filing a registration statement or if its registration is not effective within 45 days and 135 days of the final closing date, respectively. The final closing date was November 2, 2004. The additional shares of common stock to be issued amount to 45,000 per month after the failure of meeting such deadlines, until the registration statement is filed or effective.

In January 2005, the Company issued 45,000 shares of its common stock pursuant to its failure for filing a registration statement within the time prescribed by its recently completed private placement.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

EMPLOYMENT CONTRACT

The Company has entered in an employment agreement with its chief executive officer which expires in December 2005 and is renewable for additional 3-year term. The employment agreement provides for an annual base salary of $218,000. The Company has the obligation to pay the chief executive officer's compensation through December 31, 2005 in the event 1)it terminates the employment without cause, 2) of the death of the chief executive officer, and 3) of the consummation of a merger or disposition of substantially all assets of the Company.

NOTE 13 - RELATED PARTY TRANSACTIONS

At December 31, 2003, the Company had advanced $23,400 to a majority stockholder and an officer of the Company. During 2004, the Company paid $113,054 of personal expenses on behalf of the majority stockholder and officer. The majority stockholder and officer repaid $136,454 to the Company during 2004. There is no remaining amount due from such advances as of December 31, 2004.

In September 2003, a stockholder advanced $15,000 to the Company. The advance does not bear interest and is payable on demand.

In May 2004, a stockholder advanced $175,000 to the Company. In August 2004, the stockholder converted the advance into the exercise of 150,000 stock options at a price of $1.25. The Company also paid $12,500 of interest in connection with the advance. There is no outstanding amount due to the stockholder as of December 31, 2004.

In May 2004, a stockholder advanced $40,000 to the Company. In August 2004, the stockholder converted the advance into 10% convertible promissory notes. The advance did not bear interest. There is no outstanding amount due to the stockholder under this advance as of December 31, 2004.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS

In January 2005, the Company has satisfied its obligations under three 10% convertible promissory notes amounting to $75,000 by issuing 15,000 shares of its common stock and paying in aggregate $52,500 to the note holders.

In January 2005, the Company issued 45,000 shares of its common stock pursuant to its failure for filing a registration statement within the time prescribed by its recently completed private placement.