Form 10QSB
period 2005-03-31
NEWPORT INTERNATIONAL GROUP INC
filed 2005-05-11
CIK 1103577

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The total number of shares of the issuer's common stock, $.001 par value, outstanding at April 30, 2005 was 26,978,304

When used in this quarterly report, the terms "Newport," "we," and "us" refers to Newport International Group, Inc., a Delaware corporation, and its subsidiaries, Grass Roots Communications, Inc., a Delaware corporation ("Grass Roots") and Spare Back-Up, Inc., a Delaware corporation ("Spare").

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS ASSUMPTIONS AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, ECONOMIC, POLITICAL AND MARKET CONDITIONS AND FLUCTUATIONS, GOVERNMENT AND INDUSTRY REGULATION, INTEREST RATE RISK, U.S. AND GLOBAL COMPETITION, AND OTHER FACTORS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. YOU SHOULD CONSIDER THE AREAS OF RISK DESCRIBED IN CONNECTION WITH ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE HEREIN. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. READERS SHOULD CAREFULLY REVIEW THIS ANNUAL REPORT IN ITS ENTIRETY, INCLUDING BUT NOT LIMITED TO OUR FINANCIAL STATEMENTS AND THE NOTES THERETO AND THE RISKS DESCRIBED IN "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." EXCEPT FOR OUR ONGOING OBLIGATIONS TO DISCLOSE MATERIAL INFORMATION UNDER THE FEDERAL SECURITIES LAWS, WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS, TO REPORT EVENTS OR TO REPORT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

     Item 1. Financial Statements (Unaudited)

       Historical Financial Statements (Unaudited)

         Consolidated Balance Sheet (Unaudited)................................4

         Consolidated Statements of Operations (Unaudited).....................5

         Consolidated Statements of Cash Flows (Unaudited)...................6-7

         Notes to Consolidated Financial Statements (Unaudited).............8-22

     Item 2. Management's Discussion and Analysis or Plan of Operation.....23-37

     Item 3. Controls and Procedures..........................................38


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

     Item 6. Exhibits.........................................................39

     Signatures...............................................................40

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                        NEWPORT INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Cash ..........................................................  $    743,901
  Deposit .......................................................        25,000
  Note receivable ...............................................        88,000
                                                                   ------------
     Total current assets .......................................       856,901

  Investment in equity securities ...............................       912,501
  Property and equipment, net of accumulated depreciation
   of $47,352 ...................................................       183,625
  Deferred financing costs, net of accumulated amortization
   of $257,897 ..................................................       234,963
  Other assets ..................................................        36,301
                                                                   ------------

     Total assets ...............................................  $  2,224,291
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .........................  $    363,860
  Current portion of capitalized lease obligations ..............         4,139
  8% Convertible promissory notes, net of debt discount
   of $1,734,093 ................................................             -
  Accrued interest on convertible promissory notes ..............        34,967
  Due to stockholder ............................................        15,000
                                                                   ------------

     Total current liabilities ..................................       417,966

  12.5% Convertible promissory notes, net of debt discount
   of $575,000 ..................................................             -
  Capitalized lease obligations, net of current portion .........        10,805
  Other liabilities .............................................         6,426
                                                                   ------------

     Total liabilities ..........................................       435,197

  Common stock subject to put ...................................     5,000,000

Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares authorized,
   none issued and outstanding ..................................             -
  Common stock; $.001 par value, 150,000,000 shares authorized,
    26,927,183 issued and outstanding ...........................        26,927
  Additional paid-in capital ....................................    34,138,817
  Restricted investment in marketable securities ................      (912,501)
  Accumulated other comprehensive loss ..........................    (9,998,526)
  Accumulated deficit ...........................................   (21,465,623)
  Common stock subject to put ...................................    (5,000,000)
                                                                   ------------

     Total stockholders' deficit ................................    (3,210,906)
                                                                   ------------

     Total liabilities and stockholders' deficit ................  $  2,224,291
                                                                   ============

                 See Notes to Consolidated Financial Statements.

                        NEWPORT INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
                                   (Unaudited)

                                                        2005            2004
                                                    ------------    -----------

Revenues ........................................   $      3,846    $         -
                                                    ------------    -----------

Operating expenses:
  Research and development ......................        240,083        193,028
  Sales, general and administrative .............      1,048,494        914,529
                                                    ------------    -----------

     Total operating expenses ...................      1,288,577      1,107,557
                                                    ------------    -----------

     Operating loss .............................     (1,284,731)    (1,107,557)
                                                    ------------    -----------

  Other expenses ................................       (172,929)             -
  Other income ..................................          4,800              -
  Interest expense ..............................       (313,368)    (4,326,719)
                                                    ------------    -----------
  Total other expenses, net .....................       (481,497)    (4,326,719)

Net loss ........................................   $ (1,766,228)   $(5,434,276)
                                                    ============    ===========

Basic and diluted net loss per common share .....   $      (0.07)   $     (0.64)
                                                    ============    ===========

Basic and diluted weighted average common
shares outstanding ..............................     26,789,103      8,473,752
                                                    ============    ===========

                 See Notes to Consolidated Financial Statements.

                                NEWPORT INTERNATIONAL GROUP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the three-month periods ended March, 31,
                                           (Unaudited)

                                                                           2005          2004
                                                                       -----------   -----------
Cash flows from operating activities:
Net loss ............................................................  $(1,766,228)  $(5,434,276)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization of debt discount .....................................      197,429       788,886
  Fair value of shares issued in connection with the settlement
   of pre-merger obligations ........................................            -     3,482,382
  Fair value of shares of common stock isued in
  payment of interest on promissory notes ...........................       34,967             -
  Fair value of shares issued in connection with the failure
   to timely file the registration statement ........................      132,851             -
  Depreciation ......................................................       19,228        11,353
  Amortization of deferred financing costs ..........................       60,222        26,176
  Fair value of stock options issued to employees
   and consultants for services rendered ............................       83,600       494,672
  Common stock issued to consultants for services
   rendered .........................................................       13,440             -
Changes in operating assets and liabilities
  Due from related party ............................................            -        18,500
  Prepaid expenses and other current assets .........................            -         4,000
  Accounts payable and accrued expenses .............................       16,641      (144,423)
  Accrued interest on note receivable ...............................       (1,800)            -
  Other long-term liability .........................................            -         6,426
  Accrued interest on convertible promissory notes ..................       (2,708)       34,999
                                                                       -----------   -----------

Net cash used in operating activities ...............................   (1,212,358)     (711,305)
                                                                       -----------   -----------

Cash flows from investing activities:
  Cash acquired from merger .........................................            -        16,196
  Proceeds from disposition of marketable securities ................       68,925
  Purchases of property and equipment ...............................      (92,199)            -
                                                                       -----------   -----------

Net cash (used in) provided by investing activities .................      (23,274)       16,196
                                                                       -----------   -----------

Cash flows from financing activities:
  Principal repayments on lease obligations .........................       (2,553)            -
  Proceeds from issuance of convertible promissory notes ............      575,000     1,025,989
  Proceeds from exercise of stock options ...........................          313             -
  Payments of convertible promissory notes ..........................     (265,000)            -
  Payments of deferred financing costs ..............................            -      (139,092)
  Payments of notes payable .........................................            -      (250,000)
                                                                       -----------   -----------

Net cash provided by financing activities ...........................      307,760       636,897
                                                                       -----------   -----------

Decrease in cash ....................................................     (927,872)      (58,212)

Cash, beginning of period ...........................................    1,671,773        80,702
                                                                       -----------   -----------

Cash, end of period .................................................  $   743,901   $    22,490
                                                                       ===========   ===========
                                                                              (continued)
                         See Notes to Consolidated Financial Statements.

                                               -6-

                                NEWPORT INTERNATIONAL GROUP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the three-month periods ended March, 31,
                                           (Unaudited)
                                           (continued)
                                                                           2005          2004
                                                                       -----------   -----------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ............................  $     3,601   $         -
                                                                       ===========   ===========

  Cash paid during the year for taxes ...............................  $         -   $         -
                                                                       ===========   ===========

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants issued in connection with the issuance of the
convertible notes and corresponding debt discount ...................  $   170,070   $   494,672
                                                                       ===========   ===========

Fair value of warrants issued to placement agent in connection with the issuance of the convertible notes and corresponding increase in
deferred financing costs ............................................  $         -   $    51,101
                                                                       ===========   ===========

Fair value of repricing of warrants issued to placement agent in connection with the issuance of the 8% convertible notes and
corresponding increase in deferred financing costs ..................  $   140,149   $         -
                                                                       ===========   ===========

Fair value of repricing of warrants and beneficial conversion feature issued in connection with the issuance of the 8% convertible notes
and corresponding debt discount .....................................  $ 1,154,635   $         -
                                                                       ===========   ===========

Beneficial feature resulting from issuance of convertible promissory
notes and corresponding debt discount ...............................  $   404,930   $   588,983
                                                                       ===========   ===========

Fair value of issuance of common stock in connection with the
setllement of pre-merger obligations ................................  $         -   $   544,368
                                                                       ===========   ===========

Fair value of shares issued to partially satisfy convertible
promissory notes ....................................................  $    48,750   $         -
                                                                       ===========   ===========

                         See Notes to Consolidated Financial Statements.

                                               -7-

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002, has incurred net losses of approximately $21 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LOSS PER SHARE

Loss per share is based on the weighted average number of common shares outstanding. The outstanding warrants and stock options amounting to 4,448,343 and 6,954,333, respectively, as of March 31, 2005, are excluded from the loss per share computation due to their antidilutive effect.

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During 2005, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, accounts payable and accrued expenses and due to stockholder approximate their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the convertible notes approximates the estimated fair value for these financial instruments as management believes that such convertible notes constitute substantially all of the Company's debt and the interest payable on the convertible notes approximates the Company's incremental borrowing rate.

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

The decrease in the carrying and the fair value of this investment of approximately $10 million as of March 31, 2005 has been recorded as other comprehensive loss in stockholders' deficit.

COMPREHENSIVE LOSS

Comprehensive loss is defined as a change in equity during the period from transactions and other events and circumstances from non-owner resources. Included in this category is the change resulting from the difference between the carrying value and the market value of the restricted investment in equity securities amounting to approximately $10.0 million as of March 31, 2005.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of March 31,2005.

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25. As permitted by SFAS No. 123, as amended by SFAS No. 148, the Company has chosen to continue to account for its employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148. Had employee stock based compensation cost been determined using the fair value method the Company's net loss for the respective three-month period ended March 31 would have been adjusted to the proforma amounts indicated below:

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                          2005          2004
                                                      -----------   -----------

Net loss as reported ...............................  $(1,766,228)  $(5,434,276)
Add:
  Stock-based compensation expense included in
   reported net loss, net of related tax effects ...       74,000       227,406
Deduct:
  Total stock-based compensation expense
   under fair value based method for all awards,
   net of related tax effects ......................     (144,025)     (414,174)
                                                      -----------   -----------

Pro forma net loss .................................  $(1,836,253)  $(5,621,044)
                                                      ===========   ===========

The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years.

The fair value of the options granted during the three-month period ended March 31, 2005 and 2004 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.32 and3.0%, respectively; stock volatility of .86 and .42, respectively; no dividends; and estimated life of 36 months.

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - NOTE RECEIVABLE

During 2005, the Company has invested $85,000 in a note issued by a U.S. publicly-traded company. The note is secured by substantially all assets of the issuer. The note bears interest at 7% and matures in April 2005. The Company has received the principal and accrued interest in April 2005. Accrued interest of $3,000 as of March 31, 2005 is included in the note receivable in the accompanying balance sheet.

NOTE 4 - MARKETABLE SECURITIES

During the three-month period ended March 31, 2005, the Company sold marketable equity securities for approximately $69,000, which amounted to its carrying value at December 31, 2004.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following as of March 31, 2005:


8% Convertible promissory notes, bearing interest at 8% per
annum, maturing on March 1, 2006. Interest payable March 31, 2004 and every quarter thereafter either in cash or common stock.
Interest paid in common stock is convertible using the 10-day average closing bid of the stock prior to the end of the quarter.
Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the
related warrants. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at
a rate of $0.375 ................................................   $ 1,734,093
Less:  unamortized discount .....................................    (1,734,093)
                                                                    -----------
Convertible promissory notes-short-term .........................   $         -
                                                                    ===========

12.5% Convertible promissory notes, bearing interest at 12.5% per annum, maturing March 31, 2007. Interest payable June 30, 2005 and every quarter thereafter either in cash or common stock.
Interest paid in common stock is convertible using the 5-day average closing price of the stock prior to the end of the
quarter. Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. The promissory notes are
convertible into shares of common stock at a rate of $0.375 .....   $   575,000
Less: unamortized discount ......................................      (575,000)
                                                                    -----------
Convertible promissory notes-long- term .........................   $         -
                                                                    ===========

In connection with the issuance of the 8% convertible promissory notes, the Company issued 1,501,875 warrants to purchase common stock of the Company at an exercise price of $1.25 per share during 2004. The warrants are exercisable for a period of five

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

years. The fair value of the warrants at the date of issuance of approximately $366,000 has been recorded as a debt discount. The debt discount is amortized over two years using the imputed interest rate method.

The rates for the 8% convertible promissory notes interest accrued as of March 31, 2005 amounted to $0.68 per share. The Company issued 18,719 shares in connection with the payment of interest on the 8% convertible promissory notes during the three-month period ended March 31, 2005. The fair value of such shares amounted to approximately $35,000. Furthermore, the Company issued 51,121 shares in April 2005 in connection with the payment of accrued interest of $34,967 as of March 31, 2005.

During the three-month ended March 31, 2005, the Company satisfied the remaining 10% Convertible Promissory Notes amounting to $325,000 by paying $265,000 and issuing 75,000 shares of common stock. The fair value of the shares of common stock amounted to $48,750.

During the three-month period ended March 31, 2005 and March 31, 2004, the Company received $575,000 and $1,126,335 in consideration for the issuance of the 12.5% and 8% convertible promissory notes, respectively. One of the 12.5% convertible promissory notes, amounting to $275,000, was issued to one of the Company's employee who is also the fiancee of the Company's chief executive officer.

In the event the Company issues any shares of its common stock or issues any options, warrants, convertible preferred stock or convertible debt issuable or convertible into common stock of the Company at an exercise price or conversion price per share less than $0.75 per share within two years following the closing of the 8% Convertible Promissory Notes , then the exercise price of the warrants issued pursuant to the Follow-on Financing will reset to such lower price. Effective March 31, 2005, the exercise price of such warrants are $0.375

The Company has the right to call all of the 8% Convertible promissory notes warrants, if the stock underlying the warrants has been registered (and that registration statement is still effective), the lock-up restriction, as defined, on the common stock has been lifted, and after the lock-up restriction has been lifted, the stock maintains a closing bid price above $3.00 for 15 business days. The Company may redeem the warrants for $0.01 if not exercised within 30 days of the call notification.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

In connection with the issuance of the 8% Convertible Promissory Notes, the Company paid approximately $139,000 and issued 425,000 warrants to the placement agent during the three-month period ended March 31, 2004. One of the Company's directors is one of the Managing Directors of the placement agent. The warrants issued to the placement agent were valued at approximately $51,000. The Company has recorded the placement agent fee in deferred financing costs as of March 31, 2005 and amortizes these costs over one to two years, which corresponds to the respective terms of the Convertible Promissory Notes.

Amortization of the debt discount and amortization of the deferred financing costs amounted to approximately $257,000 and $815,000, respectively, during the three-month period ended March 31, 2005 and 2004, respectively, and are included in interest expense in the accompanying consolidated statements of operations.

Accrued interest on the Convertible Promissory Notes amounted to approximately $38,000 as of March 31, 2005.

In accordance with EITF Issue No.00-27,"Application of Issue No. 98-5, Accounting for convertible securities with beneficial conversion features of contingently adjustable conversion ratios, to certain convertible instruments", the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the three-month period ended March 31, 2005 and 2004, the beneficial conversion feature amounted to approximately $405,000 and $589,000. This beneficial conversion feature is reflected in the accompanying consolidated financial statements as additional paid-in capital and corresponding debt discount.

NOTE 5 - COMMON STOCK SUBJECT TO PUT

Pursuant to a private placement of shares of common stock finalized in November 2004, the investors have the right to have the Company reacquire all or a portion of 2,000,000 and 2,500,000 shares purchased at a price of $1.25 and $1.00 per share, respectively, in the event the average price per share is less than $1.25 and $1.00, respectively, for a period of ten consecutive trading days during an option period commencing eight months after the effective date of the Company's registration statement and extending for a period of thirty-six months thereafter. Such puts, valued at $5,000,000 at December 31, 2004, are accounted as temporary equity in the accompanying balance sheet.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCE OF COMMON STOCK PURSUANT TO A SETTLEMENT OF DEBT

During February 2004, pursuant to a notification of default by the holder, the Company settled its outstanding notes to a stockholder, its affiliated entity and other participants. In connection with the settlement of all debt (the $370,000 convertible debenture and the $10,000 loan along with the related accrued loan premium of $100,000 and accrued interest of $158,368 due to a stockholder, and the loan of $100,000 along with the accrued loan premium of $50,000 and accrued interest of $6,000 to an affiliated entity), the Company disbursed $250,000 in cash and 1,365,000 shares of common stock, and 530,000 shares of common stock were returned to the Company for cancellation, which generated an interest expense of approximately $3.5 million during the three-month period ended March 31, 2004.

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

During February 2005, the Company issued 28,000 shares of common stock to vendors for services performed. The fair value of such shares amounted to approximately $13,000 and has been recorded as selling general and administrative expenses.

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The Company issued 18,719 shares in connection with the payment of interest on the 8% convertible promissory notes during the three-month period ended March 31, 2005. The fair value of such shares amounted to approximately $35,000. Furthermore, the Company issued 51,121 shares in April 2005 in connection with the payment of accrued interest of $34,967 as of March 31, 2005.

ISSUANCE OF COMMON STOCK PURSUANT TO FAILURE TO TIMELY FILE REGISTRATION
STATEMENT

During the three-month period ended March 31, 2005, the Company issued 92,903 shares of common stock pursuant to its failure to timely file its registration statement. The fair value of such shares amounted to approximately $133,000 and is included in other expenses in the accompanying statement of operations.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OPTIONS AND WARRANTS

Warrants

During the three-month period ended March 31, 2005, the Company issued 536,667 warrants in connection with the issuance of the 12.5% Convertible Promissory Notes, of which 256,667 warrants were issued to one of the Company's employees who is also the fiancee of the Company's chief executive officer. The exercise price of the warrants is $0.375 per underlying share of common stock. The warrants expire in March 2010. The fair value of the warrants amounted to approximately $170,000 and has been recorded as an increase in debt discount and a corresponding increase in additional-paid-in capital.

The issuance of the 12.5% Convertible Promissory Notes triggered an adjustment in the exercise price of the following warrants

      o 2,621,875 warrants issued to the holders of the 8% Convertible Promissory Notes. The exercise price of such warrants has been decreased from a range of $0.75- $1.25 to $0.375. The fair values of the decrease of the exercise price of the warrants and the beneficial conversion feature of approximately $452,000 and $702,000 were recorded as increases in debt discount and as increases in additional paid-in capital

      o 425,000 warrants issued to the placement agent of the 8% Convertible Promissory Notes. The exercise price of such warrants has been decreased from a range of $0.75- $1.25 to $0.375. The fair value of the decrease of the exercise price of the warrants of approximately $140,000 was recorded as an increase in deferred financing costs and as an increase in additional paid-in capital

      o 562,500 warrants issued to shareholders in connection with the private placement closed in November 2004. The exercise price of such warrants has been decreased from a range of $1.55-1.60 to $1.49.

During the three-month period ended March 31, 2004, the Company issued 1,366,875 warrants in connection with the issuance of the 8% Convertible Promissory Notes. The exercise price of the warrants is $0.375 per underlying share of common stock. The warrants expire in March 2009. The fair value of the warrants amounted to approximately $495,000 and has been recorded as an increase in debt discount and a corresponding increase in additional-paid-in capital.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company used the following assumption to value the warrants issued during the three-month period ended March 31, 2005 and 2004: risk-free interest rate:
3.32% and 3.0%, respectively; volatility of 86% and 42%, respectively; estimated life of 5 years; and no dividend expected during the term.

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

The Company granted 10,000 and 200,000 options during the three-month period ended March 31, 2005 and 2004, respectively, to purchase common stock to non-employees for services performed. The exercise prices of such options ranged amounted to $1.62 and $2.40 for options granted during the three-month period ended March 31, 2005 and 2004, respectively. As a result, the Company recorded consulting expense of approximately $9,600 and $80,000 during the three-month period ended March 31, 2005 and 2004, respectively, in accordance with SFAS No.123. Such consulting expenses are included in selling, general, and administrative expenses in the accompanying statement of operations.

The fair value of the options granted during the three-month period ended March 31, 2005 and 2004 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.32% and 3.0%, respectively; stock volatility of 86% and 42%, respectively; no dividends; and estimated life of 36 months;

The Company issued 370,000 and 29,000 options with below market exercise prices during the three-month period ended March 31, 2005 and 2004, respectively. The issuance of such options to employees resulted in compensation expense pursuant to APB Opinion No. 25 amounting to approximately $74,000 and $41,000 during the three-month period ended March 31, 2005 and 2004, respectively.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

During the three-month ended March 31, 2005, the Company issued 92,903 shares of its common stock pursuant to its failure for filing a registration statement within the time prescribed by its recently completed private placement.

CLAIM BY INVESTORS IN PRIVATE PLACEMENT

In March 2005, a representative of the investors in the private placement closed in November 2004 informed the Company that the put option related to 2,500,000 shares had been amended to allow the investors to exercise their put option commencing on the effective date of the Company's registration statement and not eight months after the registration statement became effective. The Company maintains that it has not agreed to the alleged amendment. The Company intends to vigorously defend its position in the event the investors insist that the put option commences immediately upon the effective date of the registration statement.

NOTE 9 - SUBSEQUENT EVENTS

The Company issued 51,121 shares in April 2005 in connection with the payment of accrued interest on the 8% Convertible Promissory Notes of $34,967 as of March 31, 2005.

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

      GOING CONCERN

The Company has generated minimal revenue since its inception on June 12, 2002, and has incurred net losses of approximately $21.5 million since its inception through March 31, 2005. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in our filing on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2004. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

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

RESULTS OF OPERATIONS

      Three-Month Period Ended March 31, 2005 and 2004

REVENUES

We have generated minimal revenues since inception. Revenues recognized during the three-month period ended March 31, 2005 consists of monthly licensing fees generated from our Conga product offerings launched during 2004.

RESEARCH AND DEVELOPMENT

Research and development expenses consists primarily of compensation expenses paid to our software engineers employees and consultants. The increase in research and development expenses during the three-month period ended March 31, 2005 is primarily due to a larger number of software engineers hired in the later part of 2004 to develop and enhance our product offerings, such as Spare.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

Sales, general, and administrative expenses consists primarily of salaries and related expenses paid to our employees and contractors as well as advertising expenses. The increase in sales, general and administrative expenses for the three-month period ended March 31,2005. The increase in sales, general, and administrative expenses during the three-month period ended March 31, 2005 is primarily due to advertising fees we have incurred in connection with the launch of our new product Spare. We have not incurred such costs in 2004.

OTHER EXPENSES

Other expenses consist primarily of the fair value of shares issued pursuant to penalties associated with the failure to timely file the registration statement and loss on disposition of property and equipment. The increase in other expenses during the three-month period ended March 31, 2005 consists primarily of the fair value of the shares issued in January, February and March 2005. There were no such shares issued in the three-month period ended March 31, 2004.

INTEREST EXPENSE

Interest expense consists primarily of interest recognized in connection with the settlement of pre-merger obligations as well as amortization of debt discount and interest on our convertible promissory notes. The decrease in interest expense during the three-month period ended March 31, 2005 is primarily due to the recognition of interest expenses of $3.4 million in connection with the settlement of pre-merger obligations in February 2004. The interest expense associated with the settlement of pre-merger obligations result from the issuance of shares of our common stock valued at approximately $4.0 million in consideration for the payment of $600,000 of pre-merger obligations. No such convertible promissory notes were issued, nor any debt were settled during the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

We have generated minimal revenues since inception. As a result, our current operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on private placement issuances of equity and debt financing instruments.

During the three-month period ended March 31, 2005, we have received gross proceeds of $575,000 from the issuance of convertible promissory notes. Such proceeds, received on March 31, 2005, will be used to fund our operations. From funds available at January 1, 2005, we have also satisfied the remaining $325,000 10% convertible promissory by paying $265,000 and fund our operating activities, amounting to $1.2 million.

During the three-month period ended March 31, 2004, we have funded our operating activities of approximately $700,000, the satisfaction of pre-merger obligations of $250,000 and the payment of financing costs of approximately $140,000 by using the proceeds resulting from the issuance of convertible promissory notes amounting to $1.0 million

We will need to raise a substantial amount of either debt or equity financing over the course of the next twelve months to fund our current level of operations. There can be no assurance, however, that such financing will be available to us or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no commitments for any additional capital.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

         Our accumulated deficit since inception amounted to $21.5 million as of March 31, 2005. At December 31, 2004, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2004 contains an explanatory paragraph as to our ability to continue as a going concern.

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

         We reported minimal revenues since inception. The markets for our products and services have only recently begun to develop, are rapidly evolving and are increasingly competitive. Our competitors generally have greater brand recognition and more resources and operating history that we do. It is difficult to predict whether, or how fast, these markets will grow. We cannot guarantee either that the demand for our products and services will continue to develop, that such demand will be sustainable or that we will ever effectively compete in our market segment. If we are unable to generate any significant revenues from our products and services our business, operating results, and financial condition in future periods will be materially and adversely affected and we may not be able to continue our business as presently operated.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL AS NEEDED, OUR CONTINUED OPERATIONS WILL BE ADVERSELY AFFECTED AND THE FUTURE GROWTH OF OUR BUSINESS AND OPERATIONS WILL BE SEVERELY LIMITED.

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

         If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. ^There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. If we are unable to raise additional working capital as needed, our ability to continue our current business will be adversely affected and may be forced to curtail some or all of our operations.

POSSIBLE DECLINE IN VALUE OF SHARES OF LANGLEY PARK INVESTMENTS, PLC.

         We hold 6,484,840 shares of Langley Park Investments, PLC, which were received pursuant to a stock exchange agreement with that company. These shares are listed on the London Stock Exchange. At the date of the stock exchange agreement, the Langley investment shares were valued at $11.8 million. Based on the subsequent decline in the market price of these shares, we are reflecting as of March 31, 2005 that the investment has lost approximately $10 million in value. Under the terms of our agreement, we have no guarantees as to the price of the Langley Investment shares and no right to receive additional shares based on the decline in the value of the investment. It is possible that the value of these shares may decline further in the future, in which event the value of our restricted investment will be reduced further, and the benefit to our financial position may be substantially reduced or eliminated.

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

WE GRANTED THE PURCHASERS OF SHARES OF OUR COMMON STOCK A PUT. IF THIS PUT IS EXERCISED, OUR RESULTS OF OPERATIONS IN FUTURE PERIODS WILL BE ADVERSLY AFFECTED.

         In August 2004, in connection with the sale of 4,500,000 shares of our common stock to Robinson Reed, Inc. and First Capital Holdings International, Inc. we granted the purchasers an option to put the shares of our common stock they acquired in this transaction back to us at the weighted average exercise price of $1.11 per share in the event the average price of our common stock is less than $1.00 and $1.25 for a period of 10 consecutive trading days during an option period beginning eight months after the effective date of the registration statement of which this prospectus is a part and extending 12 months thereafter. If exercised and not honored by us within 10 days from the receipt of the put notice, we are required to issue the purchasers a convertible promissory note with a conversion price equal to 85% of the average of the closing bid prices of our common stock for the 10 trading days prior to conversion. While we have deposited 3,242,420 ordinary shares of Langley Park owned by us which are not subject to the escrow agreement with Langley Park in a brokerage account as collateral for the put option, if the put option is exercised in full, we could be required to either pay the holders $4,500,000 in cash or issue them a convertible promissory note with a conversion price less than the then market value of our common stock. If we satisfy the put option in cash, our working capital would be proportionality reduced at a time when we might need the funds to pay our ongoing obligations and we could have difficulty in raising additional capital. If we issue the convertible note and the note was converted, we would be required to issue a presently undeterminable number of shares of our common stock at an effective price below the then current market value of our common stock. This would result in not only an expense to us, but would be dilutive to our stockholders and could adversely affect our ability to fund our ongoing operations.

         In March 2005, a representative of Robinson Reed, Inc. and First Capital Holdings, Inc. informed us that the put option related to 2,500,000 shares had been amended in December 2004 to allow the investors to exercise their put option commencing on the effective date of the registration statement and not eight months after the registration statement became effective. We maintain that we have not agreed to the alleged amendment. We intend to vigorously defend our position in the event the investors insist that the put option commences immediately upon the effective date of the registration statement.

OUR QUARTERLY FINANCIAL RESULTS WILL CONTINUE TO FLUCTUATE MAKING IT DIFFICULT TO FORECAST OUR OPERATING RESULTS.

         Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

         * Variability in demand and usage for our product and services;

         * Market acceptance of new and existing services offered by us, our competitors and potential competitors; and

         * Governmental regulations affecting the use of the Internet, including regulations concerning intellectual property rights and security features.

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

BECAUSE WE EXPECT TO CONTINUE TO INCUR NET LOSSES, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS STRATEGY AND THE PRICE OF OUR STOCK MAY DECLINE.

         We have incurred net losses quarterly from inception through March 31, 2005, and we expect to continue to incur net losses for the foreseeable future.

         Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing our business strategy, we must, among other things:

         * Achieve broad customer adoption and acceptance of our products and services;
         * Successfully raise additional capital in the future;
         * Successfully integrate, leverage and expand our sales force;
         * Successfully scale our current operations;
         * Implement and execute our business and marketing strategies;
         * Address intellectual property rights issues that effect our business;
         * Develop and maintain strategic relationships to enhance the development and marketing of our existing and new products and services; and
         * Respond to competitive developments in the web conferencing and collaboration solutions industry.

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

WE MAY BE LIABLE OR ALLEGED TO BE LIABLE TO THIRD PARTIES FOR SOFTWARE AND OTHER CONTENT THAT WE DISTRIBUTE OR MAKE AVAILABLE TO OUR CUSTOMERS.

         We may be liable or alleged to be liable to third parties software and other content that we distribute or make available to our customers:

         * If the content or the performance of our services violates third party copyright, trademark, or other intellectual property rights;

         * If our customers violate the intellectual property rights of others by providing content trough our services; or

         * If content shared or distributed through our software and services is deemed obscene, indecent, or defamatory.

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

         In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or adverse audit opinion on those financial statements which could also adversely affect the market price of our common stock and our ability to secured additional financing as needed.

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

COMPETITION MAY DECREASE OUR MARKET SHARE, REVENUES, AND GROSS MARGINS.

         We face intense and increasing competition in the web conferencing and collaboration solutions market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for web conferencing and collaboration solutions, the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

         *  Service functionality, quality and performance;
         *  Ease of use, reliability and security of services;
         * Establishing a significant base of customers and distribution partners;
         *  Ability to introduce new services to the market in a timely manner;
         *  Customer service and support; and
         *  Pricing.

         Although we do not currently compete against any one entity with respect to all aspects of multimedia broadcast products and services, there are various competitors that provide various products and services in the following categories:

         *  Web conferencing, which provides online meeting functionalities
         *  Web casting, which provides one to many presentation functionalities
         * Collaboration, which provides for document and application sharing as well as user interactivity
         *  Live video and streaming multimedia
         *  Hosted services
         *  Training, which provides e-learning applications
         *  On-premise software

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

         The market for web conferencing and collaboration solutions is characterized by rapidly changing technologies and short product life cycles. These market characteristics are heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of the new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

         * Identify and respond to emerging technological trends in the market;
         * Enhance our products by adding innovative features that differentiate services and applications from those of our competitors;
         * Acquire and license leading technologies;
         * Bring new services and applications to market and scale our business on a timely basis at competitive prices; and
         * Respond effectively to new technological changes or new product announcements by others.

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

         The technology underlying services and applications are complex and include software that is internally developed and software licensed from third parties. These software products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or new services and applications or enhancements until after they are sold. Furthermore, because our services and applications are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality product for our customers. Because our customers depend on us for communications management, any interruptions could:

         *  Damage our reputation;
         *  Cause our customers to initiate product liability suits against us;
         *  Increase our product development resources;
         *  Cause us to lose revenues; and
         *  Delay market acceptance of our services and applications.

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

GOVERNMENT REGULATION COULD ADVERSELY AFFECT OUR BUSINESS PROSPECTS.

         We do not know with certainty how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, personal privacy and data protection will apply to the Internet or to the distribution of multimedia and other proprietary content over the Internet. Most of these laws were adopted before the advent of the Internet and related technologies and therefore do not address the unique issues associated with the Internet and related technologies. Depending on how these laws develop and are interpreted by the judicial system, they could have the effect of:

         * Limiting the growth of the Internet;
         * Creating uncertainty in the marketplace that could reduce demand for our products and services;
         * Increasing our cost of doing business;
         * Exposing us to significant liabilities associated with content distributed or accessed through our products or services; or
         * Leading to increased product and applications development costs, or otherwise harm our business.

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

IF THE SELLING SECURITY HOLDERS ALL ELECT TO SELL THEIR SHARES OF OUR COMMON STOCK AT THE SAME TIME, THE MARKET PRICE OF OUR SHARES MAY DECREASE.

         It is possible that the selling security holders will offer all of the shares for sale. Further because it is possible that a significant number of shares of our common stock could be sold at the same time hereunder, the sales, or the possibility thereof, may have a depressive effect on the market price for our common stock.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS LIMITED. BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

         The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment. In addition, the trading price of our common stock is currently below $5.00 per share and we do not anticipate that it will be above $5.00 per share in the foreseeable future. Because the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During April 2005, we issued 51,121 shares of our common stock to holders of the notes payable issued in connection with the 8% Convertible Promissory Notes in consideration of interest payment for the period ended March 31, 2005. The fair value of such shares amounted to approximately $35,000. Inasmuch as each of the investors had previously invested in prior financings of the Company or its subsidiaries, were accredited and sophisticated investors, had acquired the securities for investment and had access to applicable information pertaining to Newport, the issuance of the securities was exempt from registration under
Section 3(a)(9) of the Securities Act of 1933.

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



      By:               /s/ Cery B. Perle                      May 11, 2005
          ---------------------------------------------      -----------------
                          Cery B. Perle                            Date
          President, Chief Executive Officer & Director
                 (Principal executive officer and
                   principal financial officer)