Form 10QSB
period 2005-06-30
NEWPORT INTERNATIONAL GROUP INC
filed 2005-08-12
CIK 1103577

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The total number of shares of the issuer's common stock, $.001 par value, outstanding at August 4, 2005 was 28,636,663.

When used in this quarterly report, the terms "Newport,", the Company", "we," and "us" refers to Newport International Group, Inc., a Delaware corporation, and its subsidiaries, Spare Backup, Inc., a Delaware Corporation ("Spare") and Grass Roots Communications, Inc., a Delaware corporation ("Grass Roots").

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                        NEWPORT INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Cash ..........................................................  $     49,687
  Deposit .......................................................        25,000
                                                                   ------------
     Total current assets .......................................        74,687

  Investment in trading securities ..............................       642,117
  Property and equipment, net of accumulated depreciation
    of $66,000 ..................................................       164,976
  Deferred financing costs, net of accumulated amortization
    of $263,728 .................................................       170,882
  Other assets ..................................................        36,301
                                                                   ------------

     Total assets ...............................................  $  1,088,963
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .........................  $    542,708
  Current portion of capitalized lease obligations ..............         4,139
  8% Convertible promissory notes, net of debt discount
    of $1,150,705 ...............................................       431,513
  Accrued interest on convertible promissory notes ..............        50,329
  Due to stockholder ............................................        15,000
                                                                   ------------

     Total current liabilities ..................................     1,043,689

  12.5% Convertible promissory notes, net of debt discount
    of $533,162 .................................................       101,838
  Capitalized lease obligations, net of current portion .........        10,805
  Other liabilities .............................................         6,426
                                                                   ------------

     Total liabilities ..........................................     1,162,758

  Common stock subject to put ...................................     5,000,000

Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares authorized,
    none issued and outstanding .................................             -
  Common stock; $.001 par value, 150,000,000 shares authorized,
    27,489,251 issued and outstanding ...........................        27,489
  Additional paid-in capital ....................................    34,566,749
  Restricted investment in marketable securities ................      (795,311)
  Accumulated other comprehensive loss ..........................    (5,116,453)
  Accumulated deficit ...........................................   (28,756,269)
  Common stock subject to put ...................................    (5,000,000)
                                                                   ------------

     Total stockholders' deficit ................................    (5,073,795)
                                                                   ------------

     Total liabilities and stockholders' deficit ................  $  1,088,963
                                                                   ============

                 See Notes to Consolidated Financial Statements.

                                     NEWPORT INTERNATIONAL GROUP, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)
                                                    For the three-month            For the six-month
                                                       periods ended                 periods ended
                                                         June 30,                      June 30,

                                                    2005           2004           2005           2004
                                                ------------   ------------   ------------   ------------
Revenues .....................................  $      9,582   $      3,390   $     13,428   $      3,390
                                                ------------   ------------   ------------   ------------

Operating expenses:
  Research and development ...................        91,065        168,029        331,148        361,057
  Sales, general and administrative ..........     1,227,999        927,524      2,230,939      1,842,053
                                                ------------   ------------   ------------   ------------

     Total operating expenses ................     1,319,064      1,095,553      2,562,087      2,203,110
                                                ------------   ------------   ------------   ------------

     Operating loss ..........................    (1,309,482)    (1,092,163)    (2,548,659)    (2,199,720)
                                                ------------   ------------   ------------   ------------

Other expenses ...............................             -              -       (172,929)             -
Unrealized loss-transfer of available-for-sale
 securities to trading securities ............    (4,999,263)             -     (4,999,263)             -
Unrealized loss-trading securities ...........      (270,384)             -       (270,384)             -
Interest expense .............................      (752,271)      (387,533)    (1,065,639)    (3,942,292)
                                                ------------   ------------   ------------   ------------
  Total other expenses, net ..................    (6,021,918)      (387,533)    (6,508,215)    (3,942,292)

Net loss .....................................  $ (7,331,400)  $ (1,479,696)  $ (9,056,874)  $ (6,142,012)
                                                ============   ============   ============   ============

Unrealized loss on restricted investment .....      (117,190)             -       (117,190)             -
Transfer of available-for-sale securities to
 trading securities ..........................     4,999,263              -      4,999,263              -
                                                ------------   ------------   ------------   ------------

Comprehensive loss ...........................  $ (2,449,327)  $ (1,479,696)  $ (4,174,801)  $ (6,142,012)
                                                ============   ============   ============   ============

Basic and diluted net loss per common share ..  $      (0.27)  $      (0.10)  $      (0.34)  $      (0.54)
                                                ============   ============   ============   ============

Basic and diluted weighted average common
 shares outstanding ..........................    27,092,909     14,302,494     26,941,846     11,356,923
                                                ============   ============   ============   ============

                              See Notes to Consolidated Financial Statements.
                                                   - 4 -

                                     NEWPORT INTERNATIONAL GROUP, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the six-month periods ended June 30,
                                                (Unaudited)
                                                                                   2005           2004
                                                                               -----------    -----------
Cash flows from operating activities:
Net loss ...................................................................   $(9,056,874)   $(6,142,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss-transfer of available-for-sale securities to trading
 securities ................................................................     4,999,263              -
Unrealized loss-trading securities .........................................       270,384              -
  Amortization of debt discount ............................................       853,174         81,967
  Excess of fair value of shares issued upon conversion of convertible
   promissory notes ........................................................        10,125              -
  Fair value of shares issued in connection with the settlement of
   pre-merger obligations ..................................................             -      3,482,382
  Fair value of shares of common stock isued in payment of interest on
   promissory notes ........................................................        72,315         34,561
  Fair value of shares issued in connection with the failure to timely file
   the registration statement ..............................................       132,851              -
  Depreciation .............................................................        37,876         27,558
  Amortization of deferred financing costs .................................       124,303         40,097
  Fair value of stock options issued to employees and consultants for
   services rendered .......................................................       282,130        497,938
  Common stock issued to consultants for services rendered .................        13,440        134,000
  Common stock issued in connection with note payable ......................             -        194,000
Changes in operating assets and liabilities
  Due from related party ...................................................             -         23,400
  Accounts payable and accrued expenses ....................................       195,487        291,731
  Accrued interest on note receivable ......................................         1,200              -
  Accrued interest on convertible promissory notes .........................        12,654         76,421
                                                                               -----------    -----------

Net cash used in operating activities ......................................    (2,051,672)    (1,257,957)
                                                                               -----------    -----------

Cash flows from investing activities:
  Cash acquired from merger ................................................             -         16,196
  Proceeds from disposition of marketable securities .......................        68,925              -
  Proceeds from note receivable ............................................        85,000              -
  Purchases of property and equipment ......................................       (92,199)       (45,046)
                                                                               -----------    -----------

Net cash (used in) provided by investing activities ........................        61,726        (28,850)
                                                                               -----------    -----------

Cash flows from financing activities:
  Principal repayments on lease obligations ................................        (2,553)        (4,792)
  Proceeds from issuance of convertible promissory notes ...................       635,000      1,401,023
  Advances from stockholder ................................................             -        225,000
  Proceeds from exercise of stock options ..................................           413            750
  Payments of convertible promissory notes .................................      (265,000)             -
  Payments of deferred financing costs .....................................             -       (145,069)
  Payments of notes payable ................................................             -       (250,000)
                                                                               -----------    -----------

Net cash provided by financing activities ..................................       367,860      1,226,912
                                                                               -----------    -----------

Decrease in cash ...........................................................    (1,622,086)       (59,895)

Cash, beginning of period ..................................................     1,671,773         80,702
                                                                               -----------    -----------

Cash, end of period ........................................................   $    49,687    $    20,807
                                                                               ===========    ===========
                                                                                              (continued)
                              See Notes to Consolidated Financial Statements.
                                                   - 5 -

                                     NEWPORT INTERNATIONAL GROUP, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the six-month periods ended June 30,
                                                (Unaudited)
                                                (continued)
                                                                                   2005           2004
                                                                               -----------    -----------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ...................................   $     3,601    $         -
                                                                               ===========    ===========

  Cash paid during the year for taxes ......................................   $         -    $         -
                                                                               ===========    ===========

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants issued in connection with the issuance of the
convertible notes and corresponding debt discount ..........................   $   182,263    $   506,036
                                                                               ===========    ===========

Fair value of warrants issued to placement agent in connection with the issuance of the convertible notes and corresponding increase in deferred
financing costs ............................................................   $         -    $    51,101
                                                                               ===========    ===========

Fair value of repricing of warrants issued to placement agent in connection with the issuance of the 8% convertible notes and corresponding increase in
deferred financing costs ...................................................   $   140,149    $         -
                                                                               ===========    ===========

Fair value of repricing of warrants and beneficial conversion feature issued in connection with the issuance of the 8% convertible notes and
corresponding debt discount ................................................   $ 1,154,635    $         -
                                                                               ===========    ===========

Beneficial feature resulting from issuance of convertible promissory notes
and corresponding debt discount ............................................   $   423,956    $   520,687
                                                                               ===========    ===========

Fair value of issuance of common stock in connection with the setllement of
pre-merger obligations .....................................................   $         -    $   544,368
                                                                               ===========    ===========

Conversion of convertible promissory notes in shares of common stock .......   $   200,625    $         -
                                                                               ===========    ===========

                              See Notes to Consolidated Financial Statements.
                                                   - 6 -

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Newport International Group, Inc. (the "Company") was a development stage company incorporated in Delaware in December 1999. During February 2004, the Company acquired GrassRoots Communications, Inc. ("GrassRoots"). The Company, through one of its subsidiaries, Spare Backup, Inc., sells on-line backup solutions software and services to individuals, business professionals, small office and home office companies, and small to medium sized businesses. The Company has substantially discontinued its marketing and development efforts under GrassRoots.

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

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002, has incurred net losses of approximately $28.7 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LOSS PER SHARE

Loss per share is based on the weighted average number of common shares outstanding. The outstanding warrants and stock options amounting to 4,488,343 and 7,400,189, respectively, as of June 30, 2005, and the outstanding warrants and stock options as of June 30, 2004 are excluded from the loss per share computation due to their antidilutive effect.

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company holds 3,242,420 shares of the Investee in an escrow account which may not be released without the the Investee's permission until 2006. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is included in the stockholders' deficit section of the balance sheet. The decrease in the carrying and the fair value of these shares of approximately $5.1 million as of June 30, 2005 has been recorded as other comprehensive loss in stockholders' deficit.

The Company holds 3,242,420 shares of the Investee as collateral for the Company's possible obligation to repurchase 2,500,000 shares it has issued in a private placement during November 2004. It has sold these shares in July 2005, generating proceeds of approximately $640,000. The decrease in the carrying and the fair value of this investment of approximately $5.3 million as of June 30, 2005 has been recorded as unrealized loss in the statement of operations.

COMPREHENSIVE LOSS

Comprehensive loss is defined as a change in equity during the period from transactions and other events and circumstances from non-owner resources. Included in this category is the change resulting from the difference between the carrying value and the market value of the restricted investment in equity securities amounting to approximately $5.1 million as of June 30, 2005. Additionally, the Company is now accounting for the investment used as a collateral for the Company's possible obligation to repurchase 2,500,000 shares as investment in trading equity securities instead of investment in equity securities available-for-sale. Accordingly, it has transferred an unrealized loss of $4,999,263 from other comprehensive loss to unrealized loss in its statement of operations.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of June 30, 2005.

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                         2005           2004
                                                         ----           ----

Net loss as reported .............................   $(9,026,387)   $(6,142,012)
Add:
  Stock-based compensation expense included in
   reported net loss, net of related tax effects..       206,780         493,813
Deduct:
  Total stock-based compensation expense
   under fair value based method for all awards,
   net of related tax effects ....................      (288,050)      (186,768)
                                                     -----------    -----------

Pro forma net loss ...............................   $(9,107,657)   $(5,834,967)
                                                     ===========    ===========

The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years.

The fair value of the options granted during the six-month period ended June 30, 2005 and 2004 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.32%-3.95% and 3.0%, respectively; stock volatility of 86% and 42%, respectively; no dividends; and estimated life of 36 months.

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following as of June 30, 2005:

8% Convertible promissory notes, bearing interest at 8% per
annum, maturing on March 1, 2006. Interest payable March 31, 2004 and every quarter thereafter either in cash or common stock.
Interest paid in common stock is convertible using the 10-day average closing bid of the stock prior to the end of the quarter.
Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the
related warrants. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at
a rate of $0.375. ...............................................   $ 1,582,218
Less:  unamortized discount .....................................    (1,150,705)
                                                                    -----------
Convertible promissory notes-long-term ..........................   $   431,513
                                                                    ===========

12.5% Convertible promissory notes, bearing interest at 12.5% per annum, maturing between March and June 2007. Interest payable
June 30, 2005 and every quarter thereafter either in cash or common stock. Interest paid in common stock is convertible using the 5-day average closing price of the stock prior to the end of the quarter. Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. The promissory notes are
convertible into shares of common stock at a rate of $0.375. ....   $   635,000
Less: unamortized discount ......................................      (533,162)
                                                                    -----------
Convertible promissory notes-short term .........................   $   101,838
                                                                    ===========

In connection with the issuance of the 8% convertible promissory notes, the Company issued 1,501,875 warrants to purchase common stock of the Company at an exercise price of $1.25 per share during 2004. The warrants are exercisable for a period of five

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

years. The fair value of the warrants at the date of issuance of approximately $366,000 has been recorded as a debt discount. The debt discount is amortized over two years using the imputed interest rate method.

The convertible rates for the 8% convertible promissory notes interest accrued as of June 30, 2005 amounted to $0.40 per share. The Company issued 69,840 and 12,204 shares in connection with the payment of interest on the 8% convertible promissory notes during the six-month period ended June 30, 2005 and 2004, respectively. The fair value of such shares amounted to approximately $35,000 and $35,000, respectively. Furthermore, the Company issued 126,315 shares in July 2005 in connection with the payment of accrued interest of approximately $50,000 as of June 30, 2005.

During the six-month ended June 30, 2005, the Company satisfied the remaining 10% Convertible Promissory Notes amounting to $325,000 by paying $265,000 and issuing 75,000 shares of common stock. The fair value of the shares of common stock amounted to $48,750.

During the six-month ended June 30, 2005, one of the noteholders of a 8% convertible promissory note converted two promissory notes and accrued interest amounting to approximately $154,000 in 410,947 shares of common stock valued at approximately $164,000. The excess of the fair value of the converted shares over the carrying value of the promissory notes and accrued interest, which amounted to $10,125, was recorded as interest expense in the accompanying statement of operations.

During the six-month period ended June 30, 2005 and 2004, the Company received $635,000 and $1,401,023, respectively, in consideration for the issuance of the convertible promissory notes.

In the event the Company issues any shares of its common stock or issues any options, warrants, convertible preferred stock or convertible debt issuable or convertible into common stock of the Company at an exercise price or conversion price per share less than $0.75 per share within two years following the closing of the 8% Convertible Promissory Notes , then the exercise price of the warrants issued pursuant to the Follow-on Financing will reset to such lower price. As of June 30, 2005, the exercise price of such warrants are $0.375.

The Company has the right to call all of the 8% Convertible promissory notes and 12.5% convertible promissory notes warrants, if the stock underlying the warrants has been registered (and that registration statement is still effective), the lock-up restriction, as defined, on the common stock has been lifted, and after the lock-up restriction has been lifted the stock maintains a closing bid price above $3.00 for 15 business days. The Company may redeem the warrants for $0.01 if not exercised within 30 days of the call notification.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

Amortization of the debt discount and amortization of the deferred financing costs amounted to approximately $854,000 and $124,000 and $82,000 and $40,000 during the six-month period ended June 30, 2005 and 2004, respectively, and are included in interest expense in the accompanying consolidated statements of operations.

Accrued interest on the Convertible Promissory Notes amounted to approximately $50,000 as of June 30, 2005.

In accordance with EITF Issue No.00-27,"Application of Issue No. 98-5, Accounting for convertible securities with beneficial conversion features of contingently adjustable conversion ratios, to certain convertible instruments", the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the three-month period ended June 30, 2005 and 2004, the beneficial conversion feature amounted to approximately $424,000 and $521,000. This beneficial conversion feature is reflected in the accompanying consolidated financial statements as additional paid-in capital and corresponding debt discount.

NOTE 4 - COMMON STOCK SUBJECT TO PUT

Pursuant to a private placement of shares of common stock finalized in November 2004, the investors have the right to have the Company reacquire all or a portion of 2,000,000 and 2,500,000 shares purchased at a price of $1.25 and $1.00 per share, respectively, in the event the average price per share is less than $1.25 and $1.00, respectively, for a period of ten consecutive trading days during an option period commencing eight months after the effective date of the Company's registration statement and extending for a period of thirty-six months thereafter. Such puts, valued at $5,000,000 as of June 30, 2005, are accounted as temporary equity in the accompanying balance sheet. Such investors have threatened to commence litigation and certain principals (See Note 7).

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS' DEFICIT

ISSUANCE OF COMMON STOCK PURSUANT TO A SETTLEMENT OF DEBT

During February 2004, pursuant to a notification of default by the holder, the Company settled its outstanding notes to a stockholder, its affiliated entity and other participants. In connection with the settlement of all debt (the $370,000 convertible debenture and the $10,000 loan along with the related accrued loan premium of $100,000 and accrued interest of $158,368 due to a stockholder, and the loan of $100,000 along with the accrued loan premium of $50,000 and accrued interest of $6,000 to an affiliated entity), the Company disbursed $250,000 in cash and 1,365,000 shares of common stock, and 530,000 shares of common stock were returned to the Company for cancellation, which generated an interest expense of approximately $3.5 million during the six-month period ended June 30, 2004.

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

During February 2005, the Company issued 28,000 shares of common stock to vendors for services performed. The fair value of such shares amounted to approximately $13,000 and has been recorded as selling general and administrative expenses.

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The Company issued 69,840 and 12,204 shares in connection with the payment of interest on the 8% convertible promissory notes during the six-month period ended June 30, 2005 and 2004, respectively. The fair value of such shares amounted to approximately $35,000 and $35,000, respectively. Furthermore, the Company issued 126,315 shares in July 2005 in connection with the payment of accrued interest of approximately $50,000 as of June 30, 2005.

ISSUANCE OF COMMON STOCK PURSUANT TO FAILURE TO TIMELY FILE REGISTRATION
STATEMENT

During the six-month period ended June 30, 2005, the Company issued 92,903 shares of common stock pursuant to its failure to timely file its registration statement. The fair value of such shares amounted to approximately $133,000 and is included in other expenses in the accompanying statement of operations.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTIONS AND WARRANTS

WARRANTS

During the six-month period ended June 30, 2005, the Company issued 576,668 warrants in connection with the issuance of the 12.5% Convertible Promissory Notes. The exercise price of the warrants is $0.375 per underlying share of common stock. The warrants expire in December 2009. The fair value of the warrants amounted to approximately $179,000 and has been recorded as an increase in debt discount and a corresponding increase in additional-paid-in capital.

The issuance of the 12.5% Convertible Promissory Notes triggered an adjustment in the exercise price of the following warrants:

      o 2,621,875 warrants issued to the holders of the 8% Convertible Promissory Notes. The exercise price of such warrants has been decreased from a range of $0.75- $1.25 to $0.375. The fair value of the decrease of the exercise price of the warrants and the beneficial conversion feature of approximately $452,000 and $702,000, respectively was recorded as an increase in debt discount and as an increase in additional paid-in capital;

      o 425,000 warrants issued to the placement agent of the 8% Convertible Promissory Notes. The exercise price of such warrants has been decreased from a range of $0.75- $1.25 to $0.375. The fair value of the decrease of the exercise price of the warrants of approximately $140,000 was recorded as an increase in deferred financing costs and as an increase in additional paid-in capital;

      o 562,500 warrants issued to shareholders in connection with the private placement closed in November 2004. The exercise price of such warrants has been decreased from a range of $1.55-1.60 to $1.49.

During the six-month period ended June 30, 2004, the Company issued 1,366,875 warrants in connection with the issuance of the 8% Convertible Promissory Notes. The fair value of the warrants amounted to approximately $495,000 and has been recorded as an increase in debt discount and a corresponding increase in additional-paid-in capital.

The Company used the following assumption to value the warrants issued during the three-month period ended June 30, 2005 and 2004: risk-free interest rate:
3.32%-3.95% and

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

3.0%, respectively; volatility of 86% and 42%, respectively; estimated life of 4 years; and no dividend expected during the term.

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

The Company granted 185,000 and 200,000 options during the six-month period ended June 30, 2005 and 2004, respectively, to purchase common stock to non-employees for services performed. The exercise prices of such options ranged from $0.001 to $1.62 during the six-months ended June 30, 2005 and amounted to $2.40 for options granted during the six-month period ended June 30, 2004, respectively. As a result, the Company recorded consulting expense of approximately $75,000 and $80,000 during the six-month period ended June 30, 2005 and 2004, respectively, in accordance with SFAS No.123. Such consulting expenses are included in selling, general, and administrative expenses in the accompanying statement of operations.

The fair value of the options granted during the six-month period ended June 30, 2005 and 2004 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.32-3.95% and 3.0%, respectively; stock volatility of 86% and 42%, respectively; no dividends; and estimated life of 36 months;

The Company issued 790,856 and 29,000 options with below market exercise prices during the six-month period ended June 30, 2005 and 2004, respectively. The issuance of such options to employees resulted in compensation expense pursuant to APB Opinion No. 25 amounting to approximately $207,000 and $41,000 during the six-month period ended June 30, 2005 and 2004, respectively.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LITIGATION

   FOCUS FOCUS
   -----------

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

   ROBINSON REED, INC. AND FIRST CAPITAL HOLDINGS INTERNATIONAL, INC.
   ------------------------------------------------------------------

Robinson Reed, Inc. and First Capital Holdings International, Inc. ("Robinson Reed and First Capital") have recently threatened to bring litigation against the Company, the Company's directors and/or the Company's management, and to issue a press release in which they will disclose how $6.5 million of their investment in the Company was obtained through misrepresentation, fraud and failure to disclose material facts, and asserting that the Company acted in bad faith in connection with the issuance of a promissory note pursuant to the exercise of their put. Robinson Reed and First Capital have not specified the amount of their purported damages and have not indicated exactly whom they would sue or on what basis.

Since November 2004, the Company believes that Robinson Reed and First Capital have engaged in a relentless campaign to exploit its position as a start-up and to gain more stock and more benefits than was part of the original agreements with them. Since November 2004:

      1) Robinson Reed and First Capital received an additional 1,500,000 shares of our common stock as part of a settlement agreement that provided for a general release of all parties involved;

      2) Robinson Reed and First Capital threatened to sue Cery Perle and Richard Galterio, two of the Company's directors, by asserting claims that were either completely unsubstantiated or fully released by the settlement agreement;

      3) Robinson Reed and First Capital threatened to initiate regulatory investigations if the Company did not pay them $6.5 million dollars plus interest accruing at 7% per annum;

      4) Either Robinson Reed or First Capital breached a mutual non-disclosure agreement and contacted a retail outlet with which the Company was engaged in confidential negotiations;

      5) Robinson Reed and First Capital issued a put option notice to the Company in the middle of negotiations at a time when the parties were seeking to agree when the put options would become effective; and

      6) Robinson Reed and First Capital repeatedly refused to accept a convertible promissory note delivered to them in conformity with the agreements, and unreasonably demanded that a registration statement to register the Company's shares of common stock issuable upon conversion of the promissory note be filed with the SEC just one day after they gave the Company a demand for registration. No such requirements relating to timing of the registration statement are set forth in our agreements with Robinson Reed or First Capital.

We further understand that Robinson Reed and First Capital may have breached their stock purchase agreement with the Company, by transferring restricted securities to "individual investors" shortly after our original issuance, at a substantial mark-up from the original purchase price. Our stock purchase agreement with Robinson Reed and First Capital contained representations that they were purchasing the stock for their own account, not as a nominee or agent, and not with a view to the resale or distribution of any part thereof, and that neither

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Robinson Reed or First Capital had any present intention of selling, granting any participation in or otherwise distributing the same. The common stock the Company issued to Robinson Reed and First Capital contained an appropriate legend that the shares were not registered and could not be sold or transferred without compliance with the Securities Act of 1933, as amended. Given the timing of the transfer, which the Company's management understands to have taken place very shortly after our original issuance, the Company is not certain if Robinson Reed and First Capital had valid exemptions when they transferred its stock to these "individual investors".

The Company believes that the demands and requests from Robinson Reed and First Capital are unreasonable and unwarranted. Management intends to vigorously defend any and all claims brought against the Company, its directors and its management by Robinson Reed and or First Capital, and, if a lawsuit is filed, management will assert various counterclaims against them. We have retained counsel to represent us in the event of such litigation. Management is unable to determine the outcome of this matter at this time

   SPENCE MCLAUGHLIN CONSULTING GROUP
   ----------------------------------

During the quarter ended June 30, 2005, an arbitrator awarded a consultant certain compensation amounting to $81,250 payable by Grassroots, one of the Company's subsidiaries. The Company has recorded a corresponding liability in the accompanying financial statements.

NOTE 8 - SUBSEQUENT EVENTS

Between July 1 and August 4, 2005, the Company issued 734,817 shares pursuant to the conversion of certain 8% convertible promissory notes amounting to $275,557. Additionally, during the same period, the Company issued 286,250 shares pursuant to the exercise of certain warrants which generated proceeds of approximately $107,344.

The Company issued 126,315 shares in July 2005 in connection with the payment of accrued interest of approximately $50,000 as of June 30, 2005.

On July 1, the Company granted 700,000 stock options to two of its directors and 500,000 stock options to its chief executive officer. The exercise price of such options amounts to $0.45 per share, which represents the fair value of the price per share at the time of grant.

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

   PLAN OF OPERATION

Over the course of the next twelve months, we intend to raise additional operating capital, execute our business plan and focus our business development efforts in the following four key areas:

   o By enabling our customers to secure their files and documents more effectively through the use of web-conferencing services, collaborative tools and application sharing services;

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

We have substantially ceased all our marketing and development efforts for our Conga line of products operated by Grassroots. We are now focusing all our marketing and development efforts on Spare, which we believe will constitute a substantial portion of our revenues and operating expenses in the future. Our focus on Spare is the result of what we believe the be the best use of our available resources and limited personnel and of our belief that this area will provide a greater opportunity for earlier returns on this technology as compared to video conferencing. We may refocus certain of our marketing and development efforts back to our Conga line of products in future periods at such time as we have sufficient available resources to devote to these products and if we determine we can effectively compete in this product area.

Robinson Reed, Inc. and First Capital Holdings International, Inc. are continuing to threaten us with litigation, which has been recurring since November 2004. Additionally, during the three-month period ended June 30, 2005, an arbitrator entered an award in the amount of $81,250 against GrassRoots (See
Part II- Other Information, Item 1. Legal Proceedings).

The Company has reduced its headcount during the three-month period ended June 30, 2005. Such reduction in headcount will provide for reduced costs of operations in the foreseeable future. The Company is seeking distribution agreements with retail companies and original equipment manufacturers to market its Spare product offerings and has secured agreements with Hewlett Packard and CompUSA.

To help fund its on-going operations and to help defray future legal expenditures, we will incur related to threatened litigation brought by Robinson Reed and First Capital Holdings International, we have sold 50% of our investment in Langley Park Investment Trust in July 2005. The proceeds generated from such sale amounted to approximately $640,000. Based on historical data, we believe that we will continue to incur between $100,000 and $200,000 per year on legal fees on matters related to Robinson Reed and First Capital for the foreseeable future.

As the demand for our products and services increases, we intend to add personnel who will primarily focus in the following areas: customer service and quality monitoring as well as general and administrative to support growing operations.

Once we raise sufficient capital, we also intend to invest in core technology research and product development as well as sales and marketing personnel.

   GOING CONCERN

The Company has generated minimal revenue since its inception on June 12, 2002, and has incurred net losses of approximately $28.7 million since its inception through June 30, 2005. The report of the Company's independent registered public accounting firm on our financial statements for the year ended December 31, 2004 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

We account for our investment in equity securities pursuant to Statement of Financial Accounting Standards ("SFAS") No.115. This standard requires such investments in equity securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for investments in available-for-sale equity securities and investments in trading equity securities be recorded as a component of stockholders' equity and statement of operations, respectively.

RESULTS OF OPERATIONS

      Six-Month Period Ended June 30, 2005 and 2004

         REVENUES

We have generated minimal revenues since inception. Revenues recognized during the six-month period ended June 30, 2005 consists of monthly licensing fees generated from our Conga product offerings launched during 2004. We believe that our revenues from our Conga offerings will decrease in the future and that our revenues from our Spare-Backup will constitute the majority of our revenues in the future.

         RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation expenses paid to our software engineers employees and consultants. Our research and development expenses during the six-month period ended June 30, 2005 are consistent with those incurred in the prior year period.

         SALES, GENERAL, AND ADMINISTRATIVE EXPENSES

Sales, general, and administrative expenses consist primarily of salaries and related expenses paid to our employees and contractors as well as advertising expenses. The increase in sales, general, and administrative expenses during the six-month period ended June 30, 2005 is primarily due to advertising fees we have incurred in connection with the launch of our new product Spare as well as legal fees incurred in connection with our registration statement filed in 2005 and legal fees incurred in connection with the Robinson Reed transaction. We have not incurred such costs in 2004.

         OTHER EXPENSES

Other expenses consist primarily of the fair value of shares issued pursuant to penalties associated with the failure to timely file the registration statement and loss on disposition of property and equipment. The increase in other expenses during the six-month period ended June 30, 2005 consists primarily of the fair value of the shares issued in January, February and March 2005. There were no such shares issued in the six-month period ended June 30, 2004.

         INTEREST EXPENSE

Interest expense consists primarily of interest recognized in connection with the settlement of pre-merger obligations as well as amortization of debt discount and interest on our convertible promissory notes. The decrease in interest expense during the six-month period ended June 30, 2005 is primarily due to the recognition of interest expense of $3.4 million in connection with the settlement of pre-merger obligations in February 2004. The interest expense associated with the settlement of pre-merger obligations result from the issuance of shares of our common stock valued at approximately $4.0 million in consideration for the payment of $600,000 of pre-merger obligations. No such convertible promissory notes were issued, nor any debt were settled during the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

We have generated minimal revenues since inception. As a result, our current operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on private placement issuances of equity and debt financing instruments.

During the six-month period ended June 30, 2005, we have received gross proceeds of $635,000 from the issuance of convertible promissory notes. Such proceeds were be used to fund our operations. From funds available at January 1, 2005, we have also satisfied the remaining $325,000 10% convertible promissory by paying $265,000 and fund our operating activities, amounting to $2.1 million.

During the six-month period ended June 30, 2004, we have funded our operating activities of approximately $1.3 million, the satisfaction of pre-merger obligations of $250,000 and the payment of financing costs of approximately $140,000 by using the proceeds resulting from the issuance of convertible promissory notes amounting to $1.4 million and by receiving advances from shareholders amounting to $225,000.

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

To help fund its on-going operations and to help defray future legal expenditures, we will incur recurring threatened litigation brought by Robinson Reed and First Capital Holdings International, we have sold 50% of our investment in Langley Park Investment Trust in July 2005. The proceeds generated from such sale amounted to approximately $640,000. Based on historical data, we believe that we will continue to incur between $100,000 and $200,000 per year on legal fees on matters related to Robinson Reed and First Capital for the foreseeable future.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

         Our accumulated deficit since inception amounted to $28.7 million as of June 30, 2005. At December 31, 2004, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2004 contains an explanatory paragraph as to our ability to continue as a going concern.

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

POSSIBLE DECLINE IN VALUE OF SHARES OF LANGLEY PARK INVESTMENTS, PLC.

         At July 31, 2005 we hold 3,242,420 shares of Langley Park Investments, PLC, which were received pursuant to a stock exchange agreement with that company. These shares are listed on the London Stock Exchange. At the date of the stock exchange agreement, the Langley investment shares, including those that we have recently sold, were valued at $11.8 million. Based on the subsequent decline in the market price of these shares, we are reflecting as of June 30, 2005 that the investment has lost approximately $10.4 million in value. We have placed 3,242,420 of the Langley Park ordinary shares we acquired in an escrow account as a downside price protection for Langley Park. These shares will remain in an escrow account for up to two years, subject to early termination upon the consent of the parties. If at the end of this two year period the average of the 10 closing bid prices per share of our common stock during the 10 trading days immediately preceding July 30, 2006 is below $2.01, a proportion of the Langley Park ordinary shares held in escrow will be returned to Langley Park in the same ratio as the average bid price is to $2.01. Under the terms of our agreement, we have no guarantees as to the price of the Langley Investment shares and no right to receive additional shares based on the decline in the value of the investment. It is possible that the value of these shares may decline further in the future, in which event the value of our restricted investment will be reduced further, and the benefit to our financial position may be substantially reduced or eliminated.

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

         In August 2004, in connection with the sale of 4,500,000 shares of our common stock to Robinson Reed, Inc. and First Capital Holdings International, Inc. we granted the purchasers an option to put the shares of our common stock they acquired in this transaction back to us at the weighted average exercise price of $1.11 per share in the event the average price of our common stock is less than $1.00 and $1.25 for a period of 10 consecutive trading days during an option period beginning eight months after the effective date of the registration statement of which this prospectus is a part and extending 12 months thereafter. If exercised and not honored by us within 10 days from the receipt of the put notice, we are required to issue the purchasers a convertible promissory note with a conversion price equal to 85% of the average of the closing bid prices of our common stock for the 10 trading days prior to conversion. If the put option is exercised in full, we could be required to either pay the holders $5,000,000 in cash or issue them a convertible promissory note with a conversion price less than the then market value of our common stock. If we satisfy the put option in cash, our working capital would be proportionality reduced at a time when we might need the funds to pay our ongoing obligations and we could have difficulty in raising additional capital. If we issue the convertible note and the note was converted, we would be required to issue a presently undeterminable number of shares of our common stock at an effective price below the then current market value of our common stock. This would result in not only an expense to us, but would be dilutive to our stockholders and could adversely affect our ability to fund our ongoing operations.

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

BECAUSE WE EXPECT TO CONTINUE TO INCUR NET LOSSES, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS STRATEGY AND THE PRICE OF OUR STOCK MAY DECLINE.

         We have incurred net losses quarterly from inception through June 30, 2005, and we expect to continue to incur net losses for the foreseeable future.

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

COMPETITION MAY DECREASE OUR MARKET SHARE, REVENUES, AND GROSS MARGINS.

         We face intense and increasing competition in the web-base backup solutions market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for web-based storage solutions, the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

         * Service functionality, quality and performance;
         * Ease of use, reliability and security of services;
         * Establishing a significant base of customers and distribution partners;
         * Ability to introduce new services to the market in a timely manner;
         * Customer service and support; and
         * Pricing.

         Our primary competitors are various Internet-based backup providers broadcasters, such as Connected.com, Novastar, Livevault, and backup.com. These company provide services similar to ours and each have to various degrees a market presence. We also compete with providers of traditional backup technologies, such as Veritas.

         Substantially all of our competitors have more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

IF WE FAIL TO ENHANCE OUR EXISTING SERVICES AND APPLICATIONS PRODUCTS OR DEVELOP AND INTRODUCE NEW BACKUP SOLUTIONS, APPLICATIONS AND FEATURES IN A TIMELY MANNER TO MEET CHANGING CUSTOMER REQUIREMENTS AND EMERGING INDUSTRY TRENDS OR STANDARDS, OUR ABILITY TO GROW OUR BUSINESS WILL SUFFER.

         The market for backup solutions is characterized by rapidly changing technologies and short product life cycles. These market characteristics are heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of the new Internet, networking, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Robinson Reed, Inc. and First Capital Holdings International, Inc.
   ------------------------------------------------------------------

         Robinson Reed, Inc. and First Capital Holdings International, Inc. ("Robinson Reed and First Capital") have recently threatened to bring litigation against us, our directors and/or our management, and to issue a press release in which they say they will disclose how $6.5 million of their investment in us was obtained through misrepresentation, fraud and failure to disclose material facts, and asserting that we acted in bad faith in connection with the issuance of a promissory note pursuant to the exercise of their put. Robinson Reed and First Capital have not specified the amount of their purported damages and have not indicated exactly whom they would sue or on what basis.

Since November 2004, we believe that Robinson Reed and First Capital have engaged in a relentless campaign to exploit our position as a start-up and to gain more stock and more benefits than was part of our original agreements with them. Since November 2004:

      1) Robinson Reed and First Capital received an additional 1,500,000 shares of our common stock as part of a settlement agreement that provided for a general release of all parties involved;

      2) Robinson Reed and First Capital threatened to sue Cery Perle and Richard Galterio, two of our directors, by asserting claims that were either completely unsubstantiated or fully released by the settlement agreement;

      3) Robinson Reed and First Capital threatened to initiate regulatory investigations if we did not pay them $6.5 million dollars plus interest accruing at 7% per annum;

      4) Either Robinson Reed or First Capital breached a mutual non-disclosure agreement and contacted a retail outlet with which we were engaged in confidential negotiations;

      5) Robinson Reed and First Capital issued a put option notice to us in the middle of negotiations at a time when the parties were seeking to agree when the put options would become effective; and

      6) Robinson Reed and First Capital repeatedly refused to accept a convertible promissory note delivered to them in conformity with our agreements, and unreasonably demanded that a registration statement to register our shares of common stock issuable upon conversion of the promissory note be filed with the SEC just one day after they gave us a demand for registration. No such requirements relating to timing of the registration statement are set forth in our agreements with Robinson Reed or First Capital.

We further understand that Robinson Reed and First Capital may have breached their stock purchase agreement with us, by transferring restricted securities to "individual investors" shortly after our original issuance, at a substantial mark-up from the original purchase price. Our stock purchase agreement with Robinson Reed and First Capital contained representations that they were purchasing the stock for their own account, not as a nominee or agent, and not with a view to the resale or distribution of any part thereof, and that neither Robinson Reed or First Capital had any present intention of selling, granting any participation in or otherwise distributing the same. The common stock we issued to Robinson Reed and First Capital contained an appropriate legend that the shares were not registered and could not be sold or transferred without compliance with the Securities Act of 1933, as amended. Given the timing of the transfer, which we understand to have taken place very shortly after our original issuance, we are not certain if Robinson Reed and First Capital had valid exemptions when they transferred our stock to these "individual investors".

We believe that the demands and requests from Robinson Reed and First Capital are unreasonable and unwarranted. We intend to vigorously defend any and all claims brought against the company, its directors and/or its management by Robinson Reed and/or First Capital, and, if a lawsuit is filed, we will assert various counterclaims against them. We have retained counsel to represent us in the event of such litigation.

   Spence McLaughlin Consulting Group
   ----------------------------------

In May 2005 our subsidiary, Grass Roots, was advised that an arbitrator in a proceeding conducted in San Diego, California awarded Spence McLaughlin Consulting Group, a consultant to Grass Roots, a sum representing base salary for the designated representative of Spence McLaughlin of $75,000 as damages and unpaid employment compensation of $6,250. The arbitrator ruled, however, that all other claims for compensation by Spence McLaughlin, including unpaid vacation pay, stock options and stock awards, were rejected. We intend to attempt to negotiate a definitive settlement with the plaintiff.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During May 2005, we issued convertible promissory notes to two individuals for $20,000. The convertible promissory notes are convertible into 53,333 shares of our common stock by May 2007. In connection with this transaction, we have also issued warrants convertible into 13,334 shares of our common stock at an exercise price of $0.375. Such warrants expire in December 2009. The proceeds from the issuance of the convertible promissory notes were used to fund our operating activities.

During June 2005, we issued a convertible promissory note to an individual for $40,000. The convertible promissory notes are convertible into 106,667 shares of our common stock by June 2007. In connection with this transaction, we have also issued warrants convertible into 26,667 shares of our common stock at an exercise price of $0.375. Such warrants expire in December 2009. The proceeds from the issuance of the convertible promissory note will be used to fund our operating activities.

Inasmuch as each of the investors had previously invested in prior financings of the Company or its subsidiaries, were accredited and sophisticated investors, had acquired the securities for investment and had access to applicable information pertaining to Newport, the issuance of the securities was exempt from registration under Section 3(89) of the Securities Act of 1933.

We did not use a placement agent and paid no commissions or finders fees in the aforementioned transactions.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits

         10.11    Supplier Agreement with CompUSA(1)

         31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         _________
         (1) Portions of this agreement have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

                                    SIGNATURE

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized


                        NEWPORT INTERNATIONAL GROUP, INC.



      By:               /s/ Cery B. Perle                     August 12, 2005
          ---------------------------------------------      -----------------
                          Cery B. Perle                            Date
          President, Chief Executive Officer & Director
                 (Principal executive officer and
                   principal financial officer)