Form 10KSB/A
period 2004-12-31
NEWPORT INTERNATIONAL GROUP INC
filed 2005-09-29
CIK 1103577

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1
                                   (Mark One)


 [X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

We are amending this Form 10-KSB for the year ended December 31, 2004 to restate our consolidated balance sheet at December 31, 2004. We determined that the restricted investment in marketable securities should have been presented as an asset and we have previously restated our audited financial statements for the year ended December 31, 2004. Please see Note 3 Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-KSB/A which further describes the effect of this restatement.

The Items of this Form 10-KSB/A for the year ended December 31, 2004 which are amended and restated are as follows: Part I Financial Information, Item 7 Financial Statements, Consolidated Balance Sheet as of December 31, 2004, Consolidated Statements of Stockholders' Deficit for the year ended December 31, 2004, and Notes to Consolidated Financial Statements as of December 31, 2004, and Item 8A Controls and Procedures. Further, Part II Other Information, Item 6 Exhibits of this 10-KSB/A includes currently dated certificates from the Company's Chief Executive Officer and Principal Accounting and Financial Officer in Exhibits 31.1, 31.2 and 32.1.

The remaining Items contained in this Form 10-KSB/A consist of all other Items originally contained in our Form 10-KSB for the year ended December 31, 2004 as filed on April 1, 2005. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.


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

         On September 29, 2005, the Company announced that it was restating its consolidated balance sheet and statements of stockholders' deficit as of and for the year ended December 31, 2004 and for the first two quarters of 2005 to correct the presentation of its restricted investment in marketable securities. Previously, the Company presented its restricted investment in marketable securities as an element of the stockholders' deficit. As a result of a normal periodic review of its financial statements by the staff of the Securities and Exchange Commission, and after reviewing certain accounting principles we have applied in previously issued financial statements, management has determined, on September 27, 2005, that the Company's restricted investment in marketable securities should have been classified as an asset. The change in presentation of the Company's restricted investment in marketable securities has for effect to increase the assets and decrease the stockholders' deficit by $912,501 as of December 31, 2004. The change in presentation of the Company's restricted investment in marketable securities does not have any impact on the Company's consolidated statement of operations, earnings per share, and consolidated statement of cash flows for the year ended December 31, 2004 Please refer to
Note 3 to the accompanying consolidated financial statements for additional information.

         As a result of the restatement of its consolidated balance sheets and statements of stockholders' deficit, the Company determined that there was a significant deficiency in its internal control over financial reporting as of December 31, 2004 related to its presentation on its balance sheet of its restricted investment in marketable securities. The Company determined that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because the Company corrected its presentation of its restricted investment in marketable securities, the Company believes that it corrected this significant deficiency.

                                    PART III

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

Dated: September 29, 2005           NEWPORT INTERNATIONAL GROUP, INC.



                                    By: /s/ Cery B. Perle
                                        -----------------
                                        Cery B. Perle
                                        President, CEO, CFO, principal executive
                                        and principal accounting officer


         In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

 SIGNATURE                             TITLE                         DATE

                            President, CEO, CFO,Chairman,
                            principal executive officer,
 /s/ Cery B. Perle          principal accounting officer      September 29, 2005
 ------------------
 Cery B. Perle



 /s/ Edwin L. Hagan         Secretary and Director            September 29, 2005
 ------------------
 Edwin L. Hagan



 /s/ Richard Galterio       Director                          September 29, 2005
 --------------------
 Richard Galterio

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

                                       /s/ Sherb & Co., LLP
                                       Certified Public Accountants
New York, New York
February 16, 2005

                        NEWPORT INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004


                                     ASSETS

Current Assets:
  Cash ..........................................................  $  1,671,773
  Deposit .......................................................        25,000
  Marketable security held for sale .............................        68,925
  Note receivable ...............................................        86,200
                                                                   ------------
     Total current assets .......................................     1,851,898

  Investment in equity securities ...............................       912,501
  Restricted investment in marketable securities ................       912,501
  Property and equipment, net of accumulated
    depreciation of $28,124 .....................................       110,654
  Deferred financing costs, net of accumulated
    amortization of $197,675 ....................................       155,036
  Other assets ..................................................        36,301
                                                                   ------------

     Total assets ...............................................  $  3,978,891
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses .........................  $    347,218
  Current portion of capitalized lease obligations ..............         6,932
  Convertible promissory notes, net of debt discount of $106,477        218,523
  Accrued interest on convertible promissory notes ..............        37,675
  Due to stockholder ............................................        15,000
                                                                   ------------

     Total current liabilities ..................................       625,348

  Convertible promissory notes, net of debt
  discount of $681,660 ..........................................     1,052,433
  Capitalized lease obligations, net of current portion .........        10,566
  Other liabilities .............................................         6,426
                                                                   ------------
     Total liabilities ..........................................     1,694,773

  Common stock subject to put ...................................     5,000,000
Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000
    shares authorized, none issued and outstanding ..............            --
  Common stock; $.001 par value, 150,000,000
    shares authorized, 26,400,061 issued and outstanding ........        26,400
  Additional paid-in capital ....................................    31,955,639
  Accumulated other comprehensive loss ..........................    (9,998,526)
  Accumulated deficit ...........................................   (19,699,395)
  Common stock subject to put ...................................    (5,000,000)
                                                                   ------------

     Total stockholders' deficit ................................    (2,715,882)
                                                                   ------------

     Total liabilities and stockholders' deficit ................  $  3,978,891
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
                                                   ============    ============

                 See Notes to Consolidated Financial Statements.

                        NEWPORT INTERNATIONAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD FROM JANUARY 1, 2003 TO DECEMBER 31, 2004


                                                                                 Common Stock            Additional
                                                                          ---------------------------     Paid-in
                                                                             Shares         Amount        Capital
                                                                          ------------   ------------   ------------
Balance at January 1, 2003 .............................................    10,034,333   $     10,034   $    578,766

Cancellation of common stock from founders .............................      (300,000)          (300)           300
Issuance of common stock for cash ......................................     1,703,353          1,703      1,231,172
Issuance of common stock for services rendered .........................       300,000            300        152,700
Issuance of common stock pursuant to exercise of stock options .........       566,667            567        324,433
Fair value warrants issued in connection with the Convertible
 promissory notes ......................................................            --             --         76,652
Compensation expense for options granted to employees ..................            --             --        745,625
Compensation expense for options granted to outside consultants ........            --             --      1,668,763
Net loss ...............................................................            --             --             --
                                                                          ------------   ------------   ------------
                                                                            12,304,353         12,304      4,778,411

Issuance of common stock pursuant to the merger with GrassRoots ........     1,009,112          1,009       (779,181)
Cancellation of common stockissued pursuant to extinghushment of debt ..      (530,000)          (530)            --
Issuance of common stock pursuant to the settlement of pre-merger
 obligations ...........................................................     1,365,000          1,365      4,025,385
Issuance of common stock pursuant to exercise of stock options .........       187,500            188        188,063
Issuance of common stock for cash, net of financing costs ..............     4,500,000          4,500      5,835,482
Issuance of common stock in connection with settlement with stockholders     1,500,000          1,500      2,773,500
Issuance of common stock pursuant to a share- exchange agreement .......     5,882,352          5,882     11,817,646
Issuance of common stock to pay interest on convertible promissory notes        48,921             49        108,504
Issuance of common stock to partially repay convertible promissory notes        40,000             40         59,960
Issuance of common stock to consultants and a reseller for services
 rendered ..............................................................       172,500            173        327,952
Issuance of common stock for failure to timely file registration
 statement .............................................................        20,323             20         37,943
Cancellation of shares issued to a reseller ............................      (100,000)          (100)            --
Fair value of warrants issued in connection with the convertible
 promissory notes ......................................................            --             --        760,290
Compensation expense for options granted to employees and consultants ..            --             --      1,432,701
Beneficial feature resulting from the issuance of convertible
 promissory notes ......................................................            --             --        588,983
Unrealized loss on investment in marketable securities .................            --             --             --
Net loss ...............................................................            --             --             --
                                                                          ------------   ------------   ------------
                                                                            26,400,061   $     26,400   $ 31,955,639
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

                                                                                         Accumulated
                                                                                            Other
                                                                          Accumulated   Comprehensive   Common Stock
                                                                            Deficit         Loss       Subject to Put      Total
                                                                          ------------  -------------  --------------  ------------
Balance at January 1, 2003 .............................................  $   (367,695)  $         --   $         --   $    221,105

Cancellation of common stock from founders .............................            --             --             --             --
Issuance of common stock for cash ......................................            --             --             --      1,232,875
Issuance of common stock for services rendered .........................            --             --             --        153,000
Issuance of common stock pursuant to exercise of stock options .........            --             --             --        325,000
Fair value warrants issued in connection with the Convertible
 promissory notes ......................................................            --             --             --         76,652
Compensation expense for options granted to employees ..................            --             --             --        745,625
Compensation expense for options granted to outside consultants ........            --             --             --      1,668,763
Net loss ...............................................................    (5,073,252)            --             --     (5,073,252)
                                                                          ------------   ------------   ------------   ------------
                                                                            (5,440,947)            --             --       (650,232)

Issuance of common stock pursuant to the merger with GrassRoots ........            --             --             --       (778,172)
Cancellation of common stockissued pursuant to extinghushment of debt ..            --             --             --           (530)
Issuance of common stock pursuant to the settlement of pre-merger
 obligations ...........................................................            --             --             --      4,026,750
Issuance of common stock pursuant to exercise of stock options .........            --             --             --        188,251
Issuance of common stock for cash, net of financing costs ..............            --             --     (5,000,000)       839,982
Issuance of common stock in connection with settlement with stockholders            --             --             --      2,775,000
Issuance of common stock pursuant to a share- exchange agreement .......            --             --             --     11,823,528
Issuance of common stock to pay interest on convertible promissory notes            --             --             --        108,553
Issuance of common stock to partially repay convertible promissory notes            --             --             --         60,000
Issuance of common stock to consultants and a reseller for services
 rendered ..............................................................            --             --             --        328,125
Issuance of common stock for failure to timely file registration
 statement .............................................................            --             --             --         37,963
Cancellation of shares issued to a reseller ............................            --             --             --           (100)
Fair value of warrants issued in connection with the convertible
 promissory notes ......................................................            --             --             --        760,290
Compensation expense for options granted to employees and consultants ..            --             --             --      1,432,701
Beneficial feature resulting from the issuance of convertible
 promissory notes ......................................................            --             --             --        588,983
Unrealized loss on investment in marketable securities .................            --     (9,998,526)            --     (9,998,526)
Net loss ...............................................................   (14,258,448)            --             --    (14,258,448)
                                                                          ------------   ------------   ------------   ------------
                                                                          $(19,699,395)  $ (9,998,526)  $ (5,000,000)  $ (2,715,882)
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

The Company holds 3,242,420 shares of the Investee in an escrow account which may not be released without the the Investee's permission until July 2006. If the average of the closing bid prices per share of the Company's common stock during the 10 trading days immediately preceding July 30, 2006 ("Average Closing Bid Price") is below $2.01, the Investee will repurchase a proportion of the its shares held in escrow at a price of $0.02 per share. The proportion to be repurchased is computed using the difference between $2.01 and the Average Closing Bid Price as the numerator and $2.01 as the denominator. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is presented as an asset.

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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

As a result of a normal periodic review of its financial statements by the staff of the Securities and Exchange Commission, and after reviewing certain accounting principles we have applied in previously issued financial statements, management has determined, on September 27, 2005, that the Company's restricted investment in marketable securities should have been classified as an asset. Previously, the Company presented its restricted investment in marketable securities as an element of the stockholders' deficit. Consequently, management is restating its annual financial statements as of December 31, 2004 and for the year then ended. The change in presentation of the Company's restricted investment in marketable securities has for effect to increase the assets and decrease the stockholders' deficit by $912,501 as of December 31, 2004. The change in presentation of the Company's restricted investment in marketable securities does not have any impact on the Company's consolidated statement of operations, earnings per share, and consolidated statement of cash flows for the year ended December 31, 2004.

NOTE 4 - DEPOSIT

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

NOTE 5 - MARKETABLE SECURITY HELD FOR SALE

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

NOTE 6 - NOTE RECEIVABLE

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

NOTE 7 - PROPERTY AND EQUIPMENT

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

NOTE 8 - CONVERTIBLE PROMISSORY NOTES

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

NOTE 8 - CONVERTIBLE PROMISSORY NOTES (continued)

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

NOTE 8 - CONVERTIBLE PROMISSORY NOTES (continued)

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

NOTE 8 - CONVERTIBLE PROMISSORY NOTES (continued)

issue date. During 2004, the beneficial conversion feature amounted to approximately $589,000. This beneficial conversion feature is reflected in the accompanying consolidated financial statements as additional paid-in capital and corresponding debt discount.

NOTE 9 - CAPITALIZED LEASE OBLIGATIONS

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

NOTE 10 - STOCKHOLDERS' DEFICIT

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

NOTE 10 - STOCKHOLDERS' DEFICIT (continued)

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

NOTE 10 - STOCKHOLDERS' DEFICIT (continued)

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

NOTE 10 - STOCKHOLDERS' DEFICIT (continued)

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

NOTE 10 - STOCKHOLDERS' DEFICIT (continued)

amounted to approximately $38,000 and is included in other expenses in the accompanying statement of operations.

NOTE 11 - STOCK OPTIONS AND WARRANTS

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

NOTE 11 - STOCK OPTIONS AND WARRANTS (continued)

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

NOTE 11 - STOCK OPTIONS AND WARRANTS (continued)

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

NOTE 11 - STOCK OPTIONS AND WARRANTS (continued)

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

NOTE 12 - INCOME TAXES

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 14 - RELATED PARTY TRANSACTIONS

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