Form 10QSB/A
period 2005-03-31
NEWPORT INTERNATIONAL GROUP INC
filed 2005-09-29
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                     ______________________________________

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1
                     ______________________________________


          |X|    AMENDMENT TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

We are amending this Form 10-QSB for the three months ended March 31, 2005 to restate our unaudited consolidated balance sheet at March 31, 2005. We determined that the restricted investment in marketable securities should have been presented as an asset and we have previously restated our audited financial statements for the year ended December 31, 2004. Please see Note 3 Restatement contained in the Notes to Consolidated Financial Statements (unaudited) appearing later in this Form 10-QSB/A which further describes the effect of this restatement.

The Items of this Form 10-QSB/A for the three months ended March 31, 2005 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements, Consolidated Balance Sheet as of March 31, 2005 (unaudited) and Notes to Consolidated Financial Statements as of March 31, 2005 (Unaudited)and Item 3, Controls and Procedures. Further, Part II Other Information, Item 6 Exhibits of this 10-QSB/A includes currently dated certificates from the Company's Chief Executive Officer and Principal Accounting and Financial Officer in Exhibits 31.1, 31.2 and 32.1.

The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the three months ended March 31, 2005 as filed on May 11, 2005. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

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

         Consolidated Balance Sheet (Unaudited)................................4

         Consolidated Statements of Operations (Unaudited).....................5

         Consolidated Statements of Cash Flows (Unaudited)...................6-7

         Notes to Consolidated Financial Statements (Unaudited).............8-22

     Item 3. Controls and Procedures..........................................23


PART II - OTHER INFORMATION

     Item 6. Exhibits.........................................................23

     Signatures...............................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                        NEWPORT INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Cash ..........................................................  $    743,901
  Deposit .......................................................        25,000
  Note receivable ...............................................        88,000
                                                                   ------------
     Total current assets .......................................       856,901

  Investment in equity securities ...............................       912,501
  Restricted investment in marketable securities ................       912,501
  Property and equipment, net of accumulated depreciation
   of $47,352 ...................................................       183,625
  Deferred financing costs, net of accumulated amortization
   of $257,897 ..................................................       234,963
  Other assets ..................................................        36,301
                                                                   ------------

     Total assets ...............................................  $  3,136,792
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .........................  $    363,860
  Current portion of capitalized lease obligations ..............         4,139
  8% Convertible promissory notes, net of debt discount
   of $1,734,093 ................................................             -
  Accrued interest on convertible promissory notes ..............        34,967
  Due to stockholder ............................................        15,000
                                                                   ------------

     Total current liabilities ..................................       417,966

  12.5% Convertible promissory notes, net of debt discount
   of $575,000 ..................................................             -
  Capitalized lease obligations, net of current portion .........        10,805
  Other liabilities .............................................         6,426
                                                                   ------------

     Total liabilities ..........................................       435,197

  Common stock subject to put ...................................     5,000,000

Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares authorized,
   none issued and outstanding ..................................             -
  Common stock; $.001 par value, 150,000,000 shares authorized,
    26,927,183 issued and outstanding ...........................        26,927
  Additional paid-in capital ....................................    34,138,817
  Accumulated other comprehensive loss ..........................    (9,998,526)
  Accumulated deficit ...........................................   (21,465,623)
  Common stock subject to put ...................................    (5,000,000)
                                                                   ------------

     Total stockholders' deficit ................................    (2,298,405)
                                                                   ------------

     Total liabilities and stockholders' deficit ................  $  3,136,792
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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

As a result of a normal periodic review of its financial statements by the staff of the Securities and Exchange Commission, and after reviewing certain accounting principles we have applied in previously issued financial statements, management has determined, on September 27, 2005, that the Company's restricted investment in marketable securities should have been classified as an asset. Previously, the Company presented its restricted investment in marketable securities as an element of the stockholders' deficit. Consequently, management is restating its interim financial statements as of March 31, 2005 and for the interim period then ended. The change in presentation of the Company's restricted investment in marketable securities has for effect to increase the assets and decrease the stockholders' deficit by $912,501 March 31, 2005. The change in presentation of the Company's restricted investment in marketable securities does not have any impact on the Company's consolidated statement of operations, earnings per share, and consolidated statement of cash flows for interim period ended March 31, 2005.

NOTE 4 - NOTE RECEIVABLE

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

NOTE 5 - MARKETABLE SECURITIES

During the three-month period ended March 31, 2005, the Company sold marketable equity securities for approximately $69,000, which amounted to its carrying value at December 31, 2004.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

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
                                                                    ===========

In connection with the issuance of the 8% convertible promissory notes, the Company issued 1,501,875 warrants to purchase common stock of the Company at an exercise price of $1.25 per share during 2004. The warrants are exercisable for a period of five

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

NOTE 5 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

NOTE 6 - COMMON STOCK SUBJECT TO PUT

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

NOTE 7 - STOCKHOLDERS' DEFICIT

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

NOTE 8 - STOCK OPTIONS AND WARRANTS

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

NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 10 - SUBSEQUENT EVENTS

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

On September 29, 2005, the Company announced that it was restating its consolidated balance sheet and statements of stockholders' deficit as of and for the year ended December 31, 2004 and for the first two quarters of 2005 to correct the presentation of its restricted investment in marketable securities. Previously, the Company presented its restricted investment in marketable securities as an element of the stockholders' deficit. As a result of a normal periodic review of its financial statements by the staff of the Securities and Exchange Commission, and after reviewing certain accounting principles we have applied in previously issued financial statements, management has determined, on September 27, 2005, that the Company's restricted investment in marketable securities should have been classified as an asset. The change in presentation of the Company's restricted investment in marketable securities has for effect to increase the assets and decrease the stockholders' deficit by $912,501 as of March 31, 2005. The change in presentation of the Company's restricted investment in marketable securities does not have any impact on the Company's consolidated statement of operations, earnings per share, and consolidated statement of cash flows for the interim period ended March 31, 2005. Please refer to Note 3 to the accompanying consolidated financial statements for additional information.

As a result of the restatement of its consolidated balance sheets and statements of stockholders' deficit, the Company determined that there was a significant deficiency in its internal control over financial reporting as of March 31, 2005 related to its presentation on its balance sheet of its restricted investment in marketable securities. The Company determined that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because the Company corrected its presentation of its restricted investment in marketable securities, the Company believes that it corrected this significant deficiency.


                           PART II - OTHER INFORMATION

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


                NEWPORT INTERNATIONAL GROUP, INC.



      By:               /s/ Cery B. Perle                    September 29, 2005
          ---------------------------------------------      ------------------
                          Cery B. Perle                            Date
          President, Chief Executive Officer & Director
                 (Principal executive officer and
                   principal financial officer)