Form 10QSB/A
period 2005-06-30
NEWPORT INTERNATIONAL GROUP INC
filed 2005-09-29
CIK 1103577

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

We are amending this Form 10-QSB for the three months ended June 30, 2005 to restate our unaudited balance sheet at June 30, 2005. We determined that the restricted investment in marketable securities should have been classified as an asset and we have previously restated our audited financial statements for the year ended December 31, 2004. Please see Note 3 Restatement contained in the Notes to Consolidated Financial Statements (unaudited) appearing later in this Form 10-QSB/A which further describes the effect of this restatement.

The Items of this Form 10-QSB/A for the three months ended June 30, 2005 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements, Consolidated Balance Sheet as of June 30, 2005 (unaudited) and Notes to Consolidated Financial Statements as of June 30, 2005 (Unaudited) and Part3. Controls and Procedures. Further, Part II Other Information, Item 6 Exhibits of this 10-QSB/A includes currently dated certificates from the Company's Chief Executive Officer and Principal Accounting and Financial Officer in Exhibits 31.1, 31.2 and 32.1.

The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the three months ended June 30, 2005 as filed on August 12, 2005. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                        NEWPORT INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Cash ..........................................................  $     49,687
  Deposit .......................................................        25,000
                                                                   ------------
     Total current assets .......................................        74,687

  Investment in trading securities ..............................       642,117
  Restricted investment in marketable securities ................       795,311
  Property and equipment, net of accumulated depreciation
    of $66,000 ..................................................       164,976
  Deferred financing costs, net of accumulated amortization
    of $263,728 .................................................       170,882
  Other assets ..................................................        36,301
                                                                   ------------

     Total assets ...............................................  $  1,884,274
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .........................  $    542,708
  Current portion of capitalized lease obligations ..............         4,139
  8% Convertible promissory notes, net of debt discount
    of $1,150,705 ...............................................       431,513
  Accrued interest on convertible promissory notes ..............        50,329
  Due to stockholder ............................................        15,000
                                                                   ------------

     Total current liabilities ..................................     1,043,689

  12.5% Convertible promissory notes, net of debt discount
    of $533,162 .................................................       101,838
  Capitalized lease obligations, net of current portion .........        10,805
  Other liabilities .............................................         6,426
                                                                   ------------

     Total liabilities ..........................................     1,162,758

  Common stock subject to put ...................................     5,000,000

Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares authorized,
    none issued and outstanding .................................             -
  Common stock; $.001 par value, 150,000,000 shares authorized,
    27,489,251 issued and outstanding ...........................        27,489
  Additional paid-in capital ....................................    34,566,749
  Accumulated other comprehensive loss ..........................    (5,116,453)
  Accumulated deficit ...........................................   (28,756,269)
  Common stock subject to put ...................................    (5,000,000)
                                                                   ------------

     Total stockholders' deficit ................................    (4,278,484)
                                                                   ------------

     Total liabilities and stockholders' deficit ................  $  1,884,274
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

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25. As permitted by SFAS No. 123, as amended by SFAS No. 148, the Company has chosen to continue to account for its employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148. Had employee stock based compensation cost been determined using the fair value method the Company's net loss for the respective six-month period period ended June 30 would have been adjusted to the proforma amounts indicated below:

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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

As a result of a normal periodic review of its financial statements by the staff of the Securities and Exchange Commission, and after reviewing certain accounting principles we have applied in previously issued financial statements, management has determined, on September 27, 2005, that the Company's restricted investment in marketable securities should have been classified as an asset. Previously, the Company presented its restricted investment in marketable securities as an element of the stockholders' deficit. Consequently, management is restating its interim financial statements as of June 30, 2005 and for the interim period then ended. The change in presentation of the Company's restricted investment in marketable securities has for effect to increase the assets and decrease the stockholders' deficit by $795,311 as of June 30, 2005. The change in presentation of the Company's restricted investment in marketable securities does not have any impact on the Company's consolidated statement of operations, earnings per share, and consolidated statement of cash flows for the interim periods ended June 30, 2005.

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

NOTE 9 - SUBSEQUENT EVENTS

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

On September 29, 2005, the Company announced that it was restating its consolidated balance sheet and statements of stockholders' deficit as of and for the year ended December 31, 2004 and for the first two quarters of 2005 to correct the presentation of its restricted investment in marketable securities. Previously, the Company presented its restricted investment in marketable securities as an element of the stockholders' deficit. As a result of a normal periodic review of its financial statements by the staff of the Securities and Exchange Commission, and after reviewing certain accounting principles we have applied in previously issued financial statements, management has determined, on September 27, 2005, that the Company's restricted investment in marketable securities should have been classified as an asset. The change in presentation of the Company's restricted investment in marketable securities has for effect to increase the assets and decrease the stockholders' deficit by $795,311 as of June 30, 2005. The change in presentation of the Company's restricted investment in marketable securities does not have any impact on the Company's consolidated statement of operations, earnings per share, and consolidated statement of cash flows for the interim period ended June 30, 2005. Please refer to Note 3 to the accompanying consolidated financial statements for additional information.

As a result of the restatement of its consolidated balance sheets and statements of stockholders' deficit, the Company determined that there was a significant deficiency in its internal control over financial reporting as of June 30, 2005 related to its presentation on its balance sheet of its restricted investment in marketable securities. The Company determined that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because the Company corrected its presentation of its restricted investment in marketable securities, the Company believes that it corrected this significant deficiency.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits

         10.11    Supplier Agreement with CompUSA *

         31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         _________

         * Previously filed with Form 10-QSB on August 12, 2005.

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