Form 10QSB/A
period 2005-06-30
NEWPORT INTERNATIONAL GROUP INC
filed 2005-11-09
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                     ______________________________________

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2
                     ______________________________________


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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 2

We are amending this Form 10-QSB for the three months ended June 30, 2005 to restate our unaudited balance sheet at June 30, 2005. We determined that the value of the restricted investment in marketable securities was impaired at that date and that its carrying value should be reduced. Please see Note 3 Restatement contained in the Notes to Consolidated Financial Statements (Unaudited) appearing later in this Form 10-QSB/A which further describes the effect of this restatement.

The Items of this Form 10-QSB/A for the three months ended June 30, 2005 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements, Consolidated Balance Sheet as of June 30, 2005 (Unaudited), Statement of Operations for the three-month and six-months period ended June 30, 2005 (Unaudited), Statement of Cash Flows for the six-month period ended June 30, 2005 (Unaudited), and Notes to Consolidated Financial Statements as of June 30, 2005 (Unaudited), Part 2 Management's Discussion and Analysis or Plan of Operations, and Part 3. Controls and Procedures. Further,
Part II Other Information, Item 6 Exhibits of this 10-QSB/A includes currently dated certificates from the Company's Chief Executive Officer and Principal Accounting and Financial Officer in Exhibits 31.1, 31.2 and 32.1 as well as a revised Exhibit 10.11 which includes certain revisions based upon comments from the staff of the Securities and Exchange Commission on our request for confidential treatment of portions of that agreement.

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

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB/A CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS ASSUMPTIONS AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, ECONOMIC, POLITICAL AND MARKET CONDITIONS AND FLUCTUATIONS, GOVERNMENT AND INDUSTRY REGULATION, INTEREST RATE RISK, U.S. AND GLOBAL COMPETITION, AND OTHER FACTORS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. YOU SHOULD CONSIDER THE AREAS OF RISK DESCRIBED IN CONNECTION WITH ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE HEREIN. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. READERS SHOULD CAREFULLY REVIEW THIS ANNUAL REPORT IN ITS ENTIRETY, INCLUDING BUT NOT LIMITED TO OUR FINANCIAL STATEMENTS AND THE NOTES THERETO AND THE RISKS DESCRIBED IN "ITEM 1. DESCRIPTION OF BUSINESS--RISK FACTORS." EXCEPT FOR OUR ONGOING OBLIGATIONS TO DISCLOSE MATERIAL INFORMATION UNDER THE FEDERAL SECURITIES LAWS, WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS, TO REPORT EVENTS OR TO REPORT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                        NEWPORT INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Cash ..........................................................  $     49,687
  Deposit .......................................................        25,000
                                                                   ------------
     Total current assets .......................................        74,687

  Investment in trading securities ..............................       642,117
  Restricted investment in marketable securities ................       133,921
  Property and equipment, net of accumulated depreciation
    of $66,000 ..................................................       164,976
  Deferred financing costs, net of accumulated amortization
    of $263,728 .................................................       170,882
  Other assets ..................................................        36,301
                                                                   ------------

     Total assets ...............................................  $  1,222,884
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .........................  $    542,708
  Current portion of capitalized lease obligations ..............         4,139
  8% Convertible promissory notes, net of debt discount
    of $1,150,705 ...............................................       431,513
  Accrued interest on convertible promissory notes ..............        50,329
  Due to stockholder ............................................        15,000
                                                                   ------------

     Total current liabilities ..................................     1,043,689

  12.5% Convertible promissory notes, net of debt discount
    of $533,162 .................................................       101,838
  Capitalized lease obligations, net of current portion .........        10,805
  Other liabilities .............................................         6,426
                                                                   ------------

     Total liabilities ..........................................     1,162,758

  Common stock subject to put ...................................     5,000,000

Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares authorized,
    none issued and outstanding .................................             -
  Common stock; $.001 par value, 150,000,000 shares authorized,
    27,489,251 issued and outstanding ...........................        27,489
  Additional paid-in capital ....................................    34,566,749
  Accumulated deficit ...........................................   (34,534,112)
  Common stock subject to put ...................................    (5,000,000)
                                                                   ------------

     Total stockholders' deficit ................................    (4,939,874)
                                                                   ------------

     Total liabilities and stockholders' deficit ................  $  1,222,884
                                                                   ============

                 See Notes to Consolidated Financial Statements.

                                     NEWPORT INTERNATIONAL GROUP, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)
                                                    For the three-month            For the six-month
                                                       periods ended                 periods ended
                                                         June 30,                      June 30,

                                                    2005           2004           2005           2004
                                                ------------   ------------   ------------   ------------
Revenues .....................................  $      9,582   $      3,390   $     13,428   $      3,390
                                                ------------   ------------   ------------   ------------

Operating expenses:
  Research and development ...................        91,065        168,029        331,148        361,057
  Sales, general and administrative ..........     1,227,999        927,524      2,230,939      1,842,053
                                                ------------   ------------   ------------   ------------

     Total operating expenses ................     1,319,064      1,095,553      2,562,087      2,203,110
                                                ------------   ------------   ------------   ------------

     Operating loss ..........................    (1,309,482)    (1,092,163)    (2,548,659)    (2,199,720)
                                                ------------   ------------   ------------   ------------

Other expenses ...............................             -              -       (172,929)             -
Unrealized loss-transfer of available-for-sale
 securities to trading securities ............    (4,999,263)             -     (4,999,263)             -
Realized loss on restricted investment .......    (5,777,843)             -     (5,777,843)
Unrealized loss-trading securities ...........      (270,384)             -       (270,384)             -
Interest expense .............................      (752,271)      (387,533)    (1,065,639)    (3,942,292)
                                                ------------   ------------   ------------   ------------
  Total other expenses, net ..................   (11,799,761)      (387,533)   (12,286,058)    (3,942,292)

Net loss .....................................  $(13,109,243)  $ (1,479,696)  $(14,834,717)  $ (6,142,012)
                                                ============   ============   ============   ============

Transfer of previous unrealized loss
 on restricted investment ....................     4,999,263              -      4,999,263             -
Transfer of available-for-sale securities to
 trading securities ..........................     4,999,263              -      4,999,263              -
                                                ------------   ------------   ------------   ------------

Comprehensive loss ...........................  $ (3,110,717)  $ (1,479,696)  $ (4,836,191)  $ (6,142,012)
                                                ============   ============   ============   ============

Basic and diluted net loss per common share ..  $      (0.48)  $      (0.10)  $      (0.55)  $      (0.54)
                                                ============   ============   ============   ============

Basic and diluted weighted average common
 shares outstanding ..........................    27,092,909     14,302,494     26,941,846     11,356,923
                                                ============   ============   ============   ============

                              See Notes to Consolidated Financial Statements.
                                                   - 4 -

                                     NEWPORT INTERNATIONAL GROUP, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the six-month periods ended June 30,
                                                (Unaudited)
                                                                                  2005            2004
                                                                              ------------    -----------
Cash flows from operating activities:
Net loss ...................................................................  $(14,834,717)   $(6,142,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss-transfer of available-for-sale securities to trading
 securities ................................................................     4,999,263              -
Realized loss on restricted investment .....................................     5,777,843              -
Unrealized loss-trading securities .........................................       270,384              -
  Amortization of debt discount ............................................       853,174         81,967
  Excess of fair value of shares issued upon conversion of convertible
   promissory notes ........................................................        10,125              -
  Fair value of shares issued in connection with the settlement of
   pre-merger obligations ..................................................             -      3,482,382
  Fair value of shares of common stock isued in payment of interest on
   promissory notes ........................................................        72,315         34,561
  Fair value of shares issued in connection with the failure to timely file
   the registration statement ..............................................       132,851              -
  Depreciation .............................................................        37,876         27,558
  Amortization of deferred financing costs .................................       124,303         40,097
  Fair value of stock options issued to employees and consultants for
   services rendered .......................................................       282,130        497,938
  Common stock issued to consultants for services rendered .................        13,440        134,000
  Common stock issued in connection with note payable ......................             -        194,000
Changes in operating assets and liabilities
  Due from related party ...................................................             -         23,400
  Accounts payable and accrued expenses ....................................       195,487        291,731
  Accrued interest on note receivable ......................................         1,200              -
  Accrued interest on convertible promissory notes .........................        12,654         76,421
                                                                              ------------    -----------

Net cash used in operating activities ......................................    (2,051,672)    (1,257,957)
                                                                              ------------    -----------

Cash flows from investing activities:
  Cash acquired from merger ................................................             -         16,196
  Proceeds from disposition of marketable securities .......................        68,925              -
  Proceeds from note receivable ............................................        85,000              -
  Purchases of property and equipment ......................................       (92,199)       (45,046)
                                                                              ------------    -----------

Net cash (used in) provided by investing activities ........................        61,726        (28,850)
                                                                              ------------    -----------

Cash flows from financing activities:
  Principal repayments on lease obligations ................................        (2,553)        (4,792)
  Proceeds from issuance of convertible promissory notes ...................       635,000      1,401,023
  Advances from stockholder ................................................             -        225,000
  Proceeds from exercise of stock options ..................................           413            750
  Payments of convertible promissory notes .................................      (265,000)             -
  Payments of deferred financing costs .....................................             -       (145,069)
  Payments of notes payable ................................................             -       (250,000)
                                                                              ------------    -----------

Net cash provided by financing activities ..................................       367,860      1,226,912
                                                                              ------------    -----------

Decrease in cash ...........................................................    (1,622,086)       (59,895)

Cash, beginning of period ..................................................     1,671,773         80,702
                                                                              ------------    -----------

Cash, end of period ........................................................  $     49,687    $    20,807
                                                                              ============    ===========
                                                                                              (continued)
                              See Notes to Consolidated Financial Statements.
                                                   - 5 -

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the valuation of its restricted investment and stock-based instruments granted to noteholders and consultants. Actual results will differ from these estimates.

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

The Company holds 3,242,420 shares of the Investee in an escrow account which may not be released without the the Investee's permission until July 2006. If the average of the closing bid prices per share of the Company's common stock during the 10 trading days immediately preceding July 30, 2006 ("Average Closing Bid Price") is below $2.01, the Investee will repurchase a proportion of its shares held in escrow at a price of $0.02 per share. The proportion to be repurchased is computed using the difference between $2.01 and the Average Closing Bid Price as the numerator and $2.01 as the denominator. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is presented as an asset. Management believes that the fair value of this investment is impaired and has adjusted its carrying value to approximately $134,000 as of June 30, 2005. The decrease in the carrying and the fair value of these shares of approximately $5.8 million as of June 30, 2005 has been recorded as a realized loss in its statement of operations.

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

COMPREHENSIVE LOSS

Comprehensive loss is defined as a change in equity during the period from transactions and other events and circumstances from non-owner resources. Included in this category is the change resulting from the difference between the carrying value and the market value of the restricted investment in equity securities amounting to approximately $5.1 million as of June 30, 2005. Additionally, the Company is now accounting for the investment used as collateral for the Company's possible obligation to repurchase 2,500,000 shares as investment in trading equity securities instead of investment in equity securities available-for-sale. Accordingly, it has transferred an unrealized loss of $4,999,263 from other comprehensive loss to unrealized loss in its statement of operations.

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                  JUNE 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                        2005            2004
                                                        ----            ----

Net loss as reported .............................  $(14,834,717)   $(6,142,012)
Add:
  Stock-based compensation expense included in
   reported net loss, net of related tax effects..       206,780        493,813
Deduct:
  Total stock-based compensation expense
   under fair value based method for all awards,
   net of related tax effects ....................      (288,050)      (186,768)
                                                    ------------    -----------

Pro forma net loss ...............................  $(14,915,987)   $(5,834,967)
                                                    ============    ===========

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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

As a result of a normal periodic review of its financial statements by the staff of the Securities and Exchange Commission, and after reviewing certain accounting principles we have applied in previously issued financial statements, management has determined, on November 1, 2005, that the fair value of the Company's restricted investment in marketable securities was impaired and that its carrying amount should be reduced accordingly.

Previously, the Company had presented its restricted investment in marketable securities at a value of $795,311. After considering the length of time and the extent to which the market value of the restricted investment has been less than its costs and other factors, the Company has determined that the fair value of the restricted investment amounted to $133,921 as of June 30, 2005. Consequently, management is restating its interim financial statements as of June 30, 2005 and for the interim period then ended. The change in carrying value of the Company's restricted investment in marketable securities has for effect to decrease its assets and increase the stockholders' deficit by $661,390 as of June 30, 2005. The change in carrying value of the Company's restricted investment in marketable securities also has for effect to increase its net loss by $5,777,843 for the three-month and the six-month period ended June 30, 2005, increase its comprehensive loss by $661,390 for the three-month and the six-month periods ended June 30, 2005, and increase its loss per share by $0.21 for the three-month and six-month periods ended June 30, 2005. The change in carrying value of the Company's restricted investment in marketable securities does not have any impact on the Company's consolidated statement of of cash flows for the interim periods ended June 30, 2005.

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

   GOING CONCERN

The Company has generated minimal revenue since its inception on June 12, 2002, and has incurred net losses of approximately $34.5 million since its inception through June 30, 2005. The report of the Company's independent registered public accounting firm on our financial statements for the year ended December 31, 2004 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in our filing on Form 10-KSB/A as filed with the Securities and Exchange Commission for the year ended December 31, 2004. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

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

We account for our investment in equity securities pursuant to Statement of Financial Accounting Standards ("SFAS") No.115. This standard requires such investments in equity securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for investments in available-for-sale equity securities and investments in trading equity securities be recorded as a component of stockholders' equity and statement of operations, respectively. Furthermore, it provides that if factors leads us to determine that the fair value of certain financial instruments is impaired, that we should adjust the carrying value of such investments to its fair value.

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

         OTHER EXPENSES

Other expenses consist primarily of the realized loss on restricted investments, the unrealized loss on trading securities, and the fair value of shares issued pursuant to penalties associated with the failure to timely file the registration statement and loss on disposition of property and equipment. The increase in other expenses during the six-month period ended June 30, 2005 consists primarily of the realized loss on restricted investments of approximately $5.8 million, the unrealized loss-transfer of available-for-sale securities to trading securities, and the fair value of the shares issued in January, February and March 2005. The Company had no restricted investments or trading securities as of June 30, 2004 and there were no shares issued pursuant to penalties associated with the failure to timely file a registration statement in the six-month period ended June 30, 2004.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

         Our accumulated deficit since inception amounted to $34.5 million as of June 30, 2005. At December 31, 2004, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2004 contains an explanatory paragraph as to our ability to continue as a going concern.

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

POSSIBLE DECLINE IN VALUE OF SHARES OF LANGLEY PARK INVESTMENTS, PLC.

         At July 31, 2005 we hold 3,242,420 shares of Langley Park Investments, PLC, which were received pursuant to a stock exchange agreement with that company. These shares are listed on the London Stock Exchange. At the date of the stock exchange agreement, the Langley investment shares, including those that we have recently sold, were valued at $11.8 million. Based on the subsequent decline in the market price of these shares, we are reflecting as of June 30, 2005 that the investment has lost approximately $11.0 million in value. We have placed 3,242,420 of the Langley Park ordinary shares we acquired in an escrow account as a downside price protection for Langley Park. These shares will remain in an escrow account for up to two years, subject to early termination upon the consent of the parties. If at the end of this two year period the average of the 10 closing bid prices per share of our common stock during the 10 trading days immediately preceding July 30, 2006 is below $2.01, a proportion of the Langley Park ordinary shares held in escrow will be returned to Langley Park in the same ratio as the average bid price is to $2.01. Under the terms of our agreement, we have no guarantees as to the price of the Langley Investment shares and no right to receive additional shares based on the decline in the value of the investment. It is possible that the value of these shares may decline further in the future, in which event the value of our restricted investment will be reduced further, and the benefit to our financial position may be substantially reduced or eliminated.

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

On November 9, 2005, the Company announced that it was restating its consolidated balance sheet, statement of operations and statements of stockholders' deficit as of and for the interim period ended June 30, 2005 to correct the carrying value of its restricted investment in marketable securities. Previously, the Company had presented its restricted investment in marketable securities at a value of $795,311. As a result of a normal periodic review of its financial statements by the staff of the Securities and Exchange Commission, and after considering the length of time and the extent to which the market value of the restricted investment has been less than its costs and other factors, the Company has determined that the fair value of the restricted investment amounted to $133,921 as of June 30, 2005. Consequently, management is restating its interim financial statements as of June 30, 2005 and for the interim period then ended. The change in carrying value of the Company's restricted investment in marketable securities has for effect to decrease its assets and increase the stockholders' deficit by $661,390 as of June 30, 2005. The change in carrying value of the Company's restricted investment in marketable securities also has for effect to increase its net loss by $5,777,843 for the three-month and the six-month period ended June 30, 2005, increase its comprehensive loss by $661,390 for the three-month and the six-month periods ended June 30, 2005, and increase its loss per share by $0.21 for the three-month and six-month periods ended June 30, 2005. The change in carrying value of the Company's restricted investment in marketable securities does not have any impact on the Company's consolidated statement of cash flows for the interim periods ended June 30, 2005.

As a result of the restatement of its consolidated balance sheets, statement of operations, and statements of stockholders' deficit, the Company determined that there was a material weakness in its internal control over financial reporting as of June 30, 2005 related to the carrying value of its restricted investment in marketable securities. Because the Company corrected the carrying value of its restricted investment in marketable securities and the related charge to earnings, the Company believes that it corrected this material weakness.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits

         10.11    Supplier Agreement with CompUSA *

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Portions of this agreement have been omitted and marked by a [_] and separately filed with Securities Exchange Commission with a request for confidential treatment.

                                    SIGNATURE

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized


                        NEWPORT INTERNATIONAL GROUP, INC.



      By:               /s/ Cery B. Perle                     November 9, 2005
          ---------------------------------------------      ------------------
                          Cery B. Perle                            Date
          President, Chief Executive Officer & Director
                 (Principal executive officer and
                   principal financial officer)