Form 10QSB
period 2005-09-30
NEWPORT INTERNATIONAL GROUP INC
filed 2005-11-21
CIK 1103577

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes |_|    No |X|

Transitional Small Business Disclosure Format:  Yes |_|    No |X|

The total number of shares of the issuer's common stock, $.001 par value, outstanding at November 8, 2005 was 35,659,208.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                        NEWPORT INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Cash ..........................................................  $  1,016,931
                                                                   ------------
     Total current assets .......................................     1,016,931

  Restricted investment in marketable securities ................       440,119
  Property and equipment, net of accumulated depreciation
   of $85,947 ...................................................       145,424
  Deferred financing costs, net of accumulated amortization
   of $327,809 ..................................................       106,801
  Other assets ..................................................        37,301
                                                                   ------------

     Total assets ...............................................  $  1,746,576
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .........................  $    517,546
  Current portion of capitalized lease obligations ..............         9,663
  8% Convertible promissory notes, net of debt discount
   of $412,174 ..................................................       494,612
  Accrued interest on convertible promissory notes ..............        38,959
  Due to stockholder ............................................        15,000
                                                                   ------------

     Total current liabilities ..................................     1,075,780

  12.5% Convertible promissory notes, net of debt discount
   of $454,217 ..................................................       180,783
  Other liabilities .............................................         6,426
                                                                   ------------

     Total liabilities ..........................................     1,262,989

  Common stock subject to put ...................................     5,000,000

Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares authorized,
    none issued and outstanding .................................             -
  Common stock; $.001 par value, 150,000,000 shares authorized,
    35,263,584 issued and outstanding ...........................        35,263
  Additional paid-in capital ....................................    38,985,632
  Accumulated deficit ...........................................   (37,544,990)
  Deferred compensation .........................................    (1,298,516)
  Accumulated comprehensive income ..............................       306,198
  Common stock subject to put ...................................    (5,000,000)
                                                                   ------------

     Total stockholders' deficit ................................    (4,516,413)
                                                                   ------------

     Total liabilities and stockholders' deficit ................  $  1,746,576
                                                                   ============

            See Notes to Unaudited Consolidated Financial Statements.

                                     NEWPORT INTERNATIONAL GROUP, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)
                                                    For the three-month           For the nine-month
                                                       periods ended                 periods ended
                                                       September 30,                 September 30,
                                                    2005           2004           2005           2004
                                                ------------   ------------   ------------   ------------
Revenues .....................................  $      2,035   $      5,339   $     15,463   $      8,729
                                                ------------   ------------   ------------   ------------

Operating expenses:
  Research and development ...................       138,574        168,029        469,722        534,257
  Sales, general and administrative ..........     1,775,234      2,742,896      4,006,173      4,579,778
                                                ------------   ------------   ------------   ------------

     Total operating expenses ................     1,913,808      2,910,925      4,475,895      5,114,035
                                                ------------   ------------   ------------   ------------

     Operating loss ..........................    (1,911,773)    (2,905,586)    (4,460,432)    (5,105,306)
                                                ------------   ------------   ------------   ------------

Other expenses ...............................             -              -       (172,929)             -
Unrealized loss-transfer of available-for-sale
 securities to trading securities ............             -              -     (4,999,263)             -
Unrealized loss on trading securities ........             -       (686,337)             -       (686,337)
Realized loss-trading securities .............             -              -       (270,384)             -
Realized loss-restricted investment ..........             -              -     (5,777,843)             -
Interest expense .............................    (1,099,105)      (271,653)    (2,164,744)    (4,213,945)
                                                ------------   ------------   ------------   ------------
  Total other expenses, net ..................    (1,099,105)      (957,990)   (13,385,163)    (4,900,282)

Net loss .....................................  $ (3,010,878)  $ (3,863,576)  $(17,845,595)  $(10,005,588)
                                                ============   ============   ============   ============

Transfer of previous unrealized loss on
 restricted investment .......................             -              -      4,999,263              -
Transfer of available-for-sale securities to
 trading securities ..........................             -              -      4,999,263              -
Unrealized loss- available-for-sale securities             -     (4,160,857)             -     (4,160,857)
Unrealized gain (loss)-restricted investment .       306,198     (3,474,520)       306,198     (3,474,520)
                                                ------------   ------------   ------------   ------------

Comprehensive loss ...........................  $ (2,704,680)  $(11,498,953)  $ (7,540,871)  $(17,640,965)
                                                ============   ============   ============   ============

Basic and diluted net loss per common share ..  $      (0.10)  $      (0.20)  $      (0.63)  $      (0.71)
                                                ============   ============   ============   ============

Basic and diluted weighted average common
 shares outstanding ..........................    30,605,811     19,335,609     28,184,029     14,141,907
                                                ============   ============   ============   ============

                         See Notes to Unaudited Consolidated Financial Statements.
                                                    -4-

                                     NEWPORT INTERNATIONAL GROUP, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the nine-month periods ended September 30,
                                                (Unaudited)

                                                                                  2005           2004
                                                                              ------------   ------------
Cash flows from operating activities:
Net loss ...................................................................  $(17,845,595)  $(10,005,588)
Adjustments to reconcile net loss to net cash used in operating activities:
  Unrealized loss-transfer of available-for-sale securities to trading
   securities ..............................................................     4,999,263              -
  Unrealized loss on trading securities ....................................             -        686,337
  Realized loss-trading securities .........................................       270,384              -
  Realized loss- restricted investment .....................................     5,777,843              -
  Amortization of debt discount ............................................     1,670,650        215,425
  Amortization of deferred compensation ....................................       287,734              -
  Fair value of shares issued in connection with the settlement of
   pre-merger obligations ..................................................             -      3,482,382
  Fair value of shares of common stock isued in payment of interest on
   promissory notes ........................................................       122,026         69,148
  Excess of fair value of shares issued in satisfaction of accounts payable        181,607              -
  Fair value of shares issued in connection with the failure to timely file
   the registration statement ..............................................       132,851              -
  Fair value of shares issued in connection with services rendered .........        13,440        134,125
  Depreciation .............................................................        57,823         43,763
  Amortization of deferred financing costs .................................       188,384        130,604
  Fair value of stock options issued to employees and consultants for
   services rendered .......................................................       618,018        950,661
  Common stock issued in connection with note payable ......................             -        194,000
Changes in operating assets and liabilities:
  Other assets .............................................................        24,000          4,000
  Due from related party ...................................................             -         23,400
  Accounts payable and accrued expenses ....................................       295,328      1,168,615
  Accrued interest on note receivable ......................................         1,200              -
  Accrued interest on convertible promissory notes .........................         1,284         45,243
                                                                              ------------   ------------

Net cash used in operating activities ......................................    (3,203,760)    (2,857,885)
                                                                              ------------   ------------

Cash flows from investing activities:
  Cash acquired from merger ................................................             -         16,196
  Proceeds from disposition of trading securities ..........................       642,117              -
  Proceeds from disposition of marketable securities .......................        68,925              -
  Proceeds from note receivable ............................................        85,000              -
  Purchases of property and equipment ......................................       (92,593)       (45,041)
                                                                              ------------   ------------

Net cash (used in) provided by investing activities ........................       703,449        (28,845)
                                                                              ------------   ------------

Cash flows from financing activities:
  Principal repayments on lease obligations ................................        (7,835)        (7,233)
  Payment of finder's fees in connection with issuance of shares ...........       (35,375)      (104,000)
  Proceeds from issuance of convertible promissory notes ...................       635,000      1,726,026
  Proceeds from issuance of shares .........................................     1,328,750      2,830,000
  Advances from stockholder ................................................             -        215,000
  Proceeds from exercise of warrants .......................................       189,375              -
  Proceeds from exercise of stock options ..................................           554            750
  Payments of convertible promissory notes .................................      (265,000)      (140,000)
  Payments of deferred financing costs .....................................             -       (235,754)
  Payments of notes payable ................................................             -       (250,000)
                                                                              ------------   ------------

Net cash provided by financing activities ..................................     1,845,469      4,034,789
                                                                              ------------   ------------

Decrease in cash ...........................................................      (654,842)     1,148,059

Cash, beginning of period ..................................................     1,671,773         80,702
                                                                              ------------   ------------

Cash, end of period ........................................................  $  1,016,931   $  1,228,761
                                                                              ============   ============
                                                                                              (continued)
                         See Notes to Unaudited Consolidated Financial Statements.
                                                    -5-

                                     NEWPORT INTERNATIONAL GROUP, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the nine-month periods ended September 30,
                                                (Unaudited)
                                                (continued)
                                                                                  2005           2004
                                                                              ------------   ------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ...................................  $      3,909   $          -
                                                                              ============   ============

  Cash paid during the year for taxes ......................................  $          -   $          -
                                                                              ============   ============

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants issued in connection with the issuance of the
 convertible notes and corresponding debt discount .........................  $    182,263   $    506,036
                                                                              ============   ============

Fair value of warrants issued to placement agent in connection with the issuance of the convertible notes and corresponding increase in deferred
 financing costs ...........................................................  $          -   $     51,101
                                                                              ============   ============

Fair value of repricing of warrants issued to placement agent in connection with the issuance of the 8% convertible notes and corresponding increase in
 deferred financing costs ..................................................  $    140,149   $          -
                                                                              ============   ============

Fair value of repricing of warrants and beneficial conversion feature issued in connection with the issuance of the 8% convertible notes and
 corresponding debt discount ...............................................  $  1,154,635   $          -
                                                                              ============   ============

Beneficial feature resulting from issuance of convertible promissory notes
 and corresponding debt discount ...........................................  $    423,956   $    520,687
                                                                              ============   ============

Fair value of issuance of common stock in connection with the setllement of
 pre-merger obligations ....................................................  $          -   $    544,368
                                                                              ============   ============

Conversion of convertible promissory notes in shares of common stock .......  $    827,307   $          -
                                                                              ============   ============

Fair value of shares issued for services rendered and corresponding increase
 to deferred compensation ..................................................  $  1,586,250   $          -
                                                                              ============   ============

                         See Notes to Unaudited Consolidated Financial Statements.
                                                    -6-

                        NEWPORT INTERNATIONAL GROUP, INC.
                               SEPTEMBER 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002, has incurred net losses of approximately $37.5 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                               SEPTEMBER 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE

Loss per share is based on the weighted average number of common shares outstanding. The outstanding warrants and stock options amounting to 5,174,169 and 11,328,823, respectively, as of September 30, 2005, and the outstanding warrants and stock options as of September 30, 2004 are excluded from the loss per share computation due to their antidilutive effect.

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

INVESTMENT IN EQUITY SECURITIES

During 2004, the Company received 6,484,840 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company issued 5,882,352 of its shares of common stock in exchange for the Investee's stock. At the time of issuance, the Company recorded the cost of the investment at the market value of the shares exchanged of approximately $11.8 million.

The Company holds 3,242,420 shares of the Investee in an escrow account which may not be released without the Investee's permission until 2006. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities. The Company adjusted the carrying value of the restricted investment to $133,921 at June 30, 2005 to reflect an other-than temporary impairment amounting to approximately $5.8 million and has been recognized as realized loss in earnings. Any of the restricted investment's future unrealized gain or loss, except for other-than-temporary impairment, will be recognized as an element of comprehensive income.

During July 2005, the Company sold 3,242,420 shares of the Investee used as collateral for the Company's possible obligation to repurchase 2,500,000 shares it has issued in a private placement during November 2004 ("Put Option"), generating proceeds of approximately $640,000. The decrease in the carrying and the fair value of this investment of approximately $5.3 million as of June 30, 2005 has been recorded as unrealized loss in the statement of operations of approximately $5.0 million and as a realized loss of approximately $270,000.

COMPREHENSIVE LOSS

Comprehensive loss is defined as a change in equity during the period from transactions and other events and circumstances from non-owner resources. Included in this category are the following:

                        NEWPORT INTERNATIONAL GROUP, INC.
                               SEPTEMBER 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      o Transfer of the unrealized of available for-sale securities to trading securities resulting from the change of classification of the Investee shares used as collateral for the Put Option amounting to approximately $5.0 million during the nine-month period ended September 30, 2005

      o Transfer of previously recognized unrealized loss on the Company's restricted investment in marketable securities amounting to approximately $5.0 million during the nine-month ended September 30, 2005.

      o Unrealized gain of approximately $300,000 resulting from an increase in the fair value of the restricted investment in marketable securities from June 30, 2005 to September 30, 2005.

      o Unrealized loss on restricted investment in marketable securities and Investee shares used as collateral for the Put Option both amounting to approximately $3.5 million for the nine-month ended September 30, 2004, which represent the difference between the fair value of such investments at September 30, 2004 and their initial carrying value

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of September 30, 2005.

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                               SEPTEMBER 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25. As permitted by SFAS No. 123, as amended by SFAS No. 148, the Company has chosen to continue to account for its employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148. Had employee stock based compensation cost been determined using the fair value method the Company's net loss for the respective nine-month period ended September 30 would have been adjusted to the proforma amounts indicated below:

                                                        2005           2004
                                                    ------------   ------------

Net loss as reported .............................  $(17,845,595)  $(10,005,588)
Add:
  Stock-based compensation expense included in
   reported net loss, net of related tax effects .       618,018        642,661
Deduct:
  Total stock-based compensation expense
   under fair value based method for all awards,
   net of related tax effects ....................      (720,523)      (653,489)
                                                    ------------   ------------

Pro forma net loss ...............................  $(17,948,100)  $(10,016,416)
                                                    ============   ============

The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years.

The fair value of the options granted during the six-month period ended September 30, 2005 and 2004 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.32%-3.95% and 3.0%, respectively; stock volatility of 36%-86% and 42%, respectively; no dividends; and estimated life of 36 months.

                        NEWPORT INTERNATIONAL GROUP, INC.
                               SEPTEMBER 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following as of September 30, 2005:

8% Convertible promissory notes, bearing interest at 8% per annum, maturing on March 1, 2006. Interest payable March 31, 2004 and every quarter thereafter either in cash or common stock. Interest paid in common stock is convertible using the 10-day average closing bid of the stock prior to the end of the quarter. Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate of $0.375 .........................  $ 906,786

Less:  unamortized discount ........................................   (412,174)
                                                                      ---------
Convertible promissory notes-long-term .............................  $ 494,612
                                                                      =========

12.5% Convertible promissory notes, bearing interest at 12.5% per annum, maturing between March and June 2007. Interest payable June
30, 2005 and every quarter thereafter either in cash or common stock. Interest paid in common stock is convertible using the 5-day average closing price of the stock prior to the end of the quarter.
Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. The promissory notes are convertible into shares of common stock at a rate of $0.375 ..........................................  $ 635,000

Less: unamortized discount .........................................   (454,217)
                                                                      ---------
Convertible promissory notes-short term ............................  $ 180,783
                                                                      =========

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                               SEPTEMBER 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The convertible rates for the 8% convertible promissory notes interest accrued as of September 30, 2005 amounted to $1.03 per share. The Company issued 196,155 and 104,115 shares in connection with the payment of interest on the 8% convertible promissory notes during the nine-month period ended September 30, 2005 and 2004, respectively. The fair value of such shares issued during the nine-month period ended September 30, 2005 and 2004 amounted to approximately $122,000 and $69,000, respectively. Furthermore, the Company issued 31,988 shares in October 2005 in connection with the payment of accrued interest of approximately $32,000 as of September 30, 2005.

During the nine-month ended September 30, 2005, the Company satisfied the remaining 10% Convertible Promissory Notes amounting to $325,000 by paying $265,000 and issuing 75,000 shares of common stock. The fair value of the shares of common stock amounted to $48,750.

During the nine-month ended September 30, 2005, certain noteholders of 8% convertible promissory notes converted their promissory notes and accrued interest amounting to approximately $827,000 in 2,251,152 shares of common stock.

During the nine-month period ended September 30, 2005 and 2004, the Company received $635,000 and $1,726,026, respectively, in consideration for the issuance of the convertible promissory notes.

In the event the Company issues any shares of its common stock or issues any options, warrants, convertible preferred stock or convertible debt issuable or convertible into common stock of the Company at an exercise price or conversion price per share less than $0.75 per share within two years following the closing of the 8% Convertible Promissory Notes, then the exercise price of the warrants issued pursuant to the Follow-on Financing will reset to such lower price. As of September 30, 2005, the exercise price of such warrants are $0.375.

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

Amortization of the debt discount and amortization of the deferred financing costs amounted to approximately $1.7 million and $190,000 and $215,000 and $130,000 during the nine-month period ended September 30, 2005 and 2004, respectively, and are included in interest expense in the accompanying consolidated statements of operations.

Accrued interest on the Convertible Promissory Notes amounted to approximately $40,000 as of September 30, 2005.

In accordance with EITF Issue No.00-27,"Application of Issue No. 98-5, Accounting for convertible securities with beneficial conversion features of contingently adjustable conversion ratios, to certain convertible instruments", the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the nine-month period September 30, 2005 and 2004, the beneficial conversion feature amounted to approximately $424,000 and $521,000. This beneficial conversion feature is reflected in the accompanying consolidated financial statements as additional paid-in capital and corresponding debt discount.

                        NEWPORT INTERNATIONAL GROUP, INC.
                               SEPTEMBER 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMON STOCK SUBJECT TO PUT

Pursuant to a private placement of shares of common stock finalized in November 2004, the investors have the right to have the Company reacquire all or a portion of 2,000,000 and 2,500,000 shares purchased at a price of $1.25 and $1.00 per share, respectively, in the event the average price per share is less than $1.25 and $1.00, respectively, for a period of ten consecutive trading days during an option period commencing eight months after the effective date of the Company's registration statement and extending for a period of thirty-six months thereafter. Such puts, valued at $5,000,000 as of September 30, 2005, are accounted as temporary equity in the accompanying balance sheet. Such investors have threatened to commence litigation and certain principals (See Note 7).

NOTE 5 - STOCKHOLDERS' DEFICIT

ISSUANCE OF COMMON STOCK PURSUANT TO A SETTLEMENT OF DEBT

During February 2004, pursuant to a notification of default by the holder, the Company settled its outstanding notes to a stockholder, its affiliated entity and other participants. In connection with the settlement of all debt (the $370,000 convertible debenture and the $10,000 loan along with the related accrued loan premium of $100,000 and accrued interest of $158,368 due to a stockholder, and the loan of $100,000 along with the accrued loan premium of $50,000 and accrued interest of $6,000 to an affiliated entity), the Company disbursed $250,000 in cash and 1,365,000 shares of common stock, and 530,000 shares of common stock were returned to the Company for cancellation, which generated an interest expense of approximately $3.5 million during the nine-month period ended September 30, 2004.

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

During the nine-month period ended September 30, 2005 and 2004, the Company issued 2,553,000 and 72,500 shares of common stock to consultants for services performed. The fair value of such shares amounted to approximately $1.6 million and $134,000, of which $280,000 and $134,000 has been recorded as selling general and administrative expenses. The nature of the services rendered in connection with the issuance of these shares were for marketing and strategic planning purposes.

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The Company issued 196,155 and 104,115 shares in connection with the payment of interest on the 8% convertible promissory notes during the nine-month period ended September 30, 2005 and 2004, respectively. The fair value of such shares issued during the nine-month period ended September 30, 2005 and 2004 amounted to approximately $122,000 and $69,000, respectively.

ISSUANCE OF COMMON STOCK PURSUANT TO FAILURE TO TIMELY FILE REGISTRATION
STATEMENT

During the nine-month period ended September 30, 2005, the Company issued 92,903 shares of common stock pursuant to its failure to timely file its registration statement. The fair value of such shares amounted to approximately $133,000 and is included in other expenses in the accompanying statement of operations.

ISSUANCE OF COMMON STOCK PURSUANT TO A STOCK-EXCHANGE AGREEMENT

The Company has entered into a consulting agreement with a third-party in connection with the stock exchange agreement with the Investee. Pursuant to this agreement, the Company committed to the following compensation for services rendered by the consultant:

                        NEWPORT INTERNATIONAL GROUP, INC.
                               SEPTEMBER 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS' DEFICIT-CONTINUED

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

ISSUANCE OF COMMON STOCK PURSUANT TO A PRIVATE PLACEMENT

During September 2005, the Company issued 2,415,907 shares pursuant to a private placement which generated net proceeds of approximately $1.3 million. In connection with this private placement, the Company issued 664,375 warrants exercisable at a price of $1.30 per share. The warrants expire in September 2010.

EXERCISE OF WARRANTS

During the nine-month period ended September 30, 2005, The Company issued 505,000 shares of common stock pursuant to the exercise of warrants which generated proceeds of approximately $190,000.

NOTE 6 - STOCK OPTIONS AND WARRANTS

WARRANTS

During the nine-month period ended September 30, 2005, the Company issued 576,668 warrants in connection with the issuance of the 12.5% Convertible Promissory Notes. The exercise price of the warrants is $0.375 per underlying share of common stock. The warrants expire in December 2009. The fair value of the warrants amounted to approximately $179,000 and has been recorded as an increase in debt discount and a corresponding increase in additional-paid-in capital.

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                               SEPTEMBER 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

      o 562,500 warrants issued to shareholders in connection with the private placement closed in November 2004. The exercise price of such warrants has been decreased from a range of $1.55-1.60 to $1.49.

During the nine-month period ended September 30, 2004, the Company issued 1,366,875 warrants in connection with the issuance of the 8% Convertible Promissory Notes. The fair value of the warrants amounted to approximately $506,000 and has been recorded as an increase in debt discount and a corresponding increase in additional-paid-in capital.

The Company used the following assumption to value the warrants issued in connection with debt financing during the nine-month period ended September 30, 2005 and 2004: risk-free interest rate: 3.32%-3.95% and 3.0%, respectively; volatility of 86% and 42%, respectively; estimated life of 4 years; and no dividend expected during the term.

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

The Company granted 700,000 and 400,000 options during the nine-month period ended September 30, 2005 and 2004, respectively, to purchase common stock to non-employees for services performed. The exercise prices of such options ranged from $0.001 to $1.62 during the nine-months ended September 30, 2005 and ranged from $1.25 to $2.40 for options granted during the nine-month period ended September 30, 2004, respectively. As a result, the Company recorded consulting expense of approximately $208,000 and $310,000 during the nine-month period ended September 30, 2005 and 2004, respectively, in accordance with SFAS No.123.

Such consulting expenses are included in selling, general, and administrative expenses in the accompanying statement of operations.

The fair value of the options granted during the nine-month period ended September 30, 2005 and 2004 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.32-3.95% and 3.0%, respectively; stock volatility of 36%-86% and 42%, respectively; no dividends; and estimated life of 36 months;

The Company issued 2,291,535 and 250,000 options with below market exercise prices during the nine-month period ended September 30, 2005 and 2004, respectively. The issuance of such options to employees resulted in compensation expense pursuant to APB Opinion No. 25 amounting to approximately $410,000 and $643,000 during the nine-month period ended September 30, 2005 and 2004, respectively.

                        NEWPORT INTERNATIONAL GROUP, INC.
                               SEPTEMBER 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                               SEPTEMBER 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company believes that the demands and requests from Robinson Reed and First Capital are unreasonable and unwarranted. Management intends to vigorously defend any and all claims brought against the Company, its directors and its management by Robinson Reed and or First Capital, and, if a lawsuit is filed, management will assert various counterclaims against them. We have retained counsel to represent us in the event of such litigation. Management is unable to determine the outcome of this matter at this time.

SPENCE MCLAUGHLIN CONSULTING GROUP
----------------------------------

During the quarter ended June 30, 2005, an arbitrator awarded a consultant certain compensation amounting to $81,250 payable by Grassroots, one of the Company's subsidiaries. The Company has recorded a corresponding liability in the accompanying financial statements.

NOTE 8 - SUBSEQUENT EVENTS

During October 2005, the Company issued 363,636 shares of common stock pursuant to its private placement generating $200,000. In connection with the issuance of shares, it also issued 100,000 warrants exercisable at a price of $1.30 per share. The warrants expire in October 2010.

During October 2005, the Company issued 31,988 shares in connection with the payment of interest on the 8% and 12.5% convertible promissory notes.

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

Over the course of the next 12 months, we intend to raise additional operating capital, execute our business plan and focus our business development efforts in the following three key areas:

      o By enabling our customers to secure their files and documents more effectively through the use of web-based backup services,

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

      o By raising sufficient funds to cover our ongoing operations and satisy our obligations when they become due

We have substantially ceased all our marketing and development efforts for our Conga line of products operated by Grassroots. During March 2005 we launched Spare Backup, our fully automated online backup service. During the nine-month period ended September 30, 2005, we have established a reseller network and entered into reseller agreements with six companies, including Hewlett-Packard and CompUSA. In July 2005 we received our first purchase order from CompUSA. In August 2005 we launched our Spare Switch software. We are now focusing all our marketing and development efforts on our Spare software line which we believe will constitute a substantial portion of our revenues and operating expenses in the future. Our focus on Spare is the result of what we believe to be the best use of our available resources and limited personnel and of our belief that this area will provide a greater opportunity for earlier returns on this technology as compared to video conferencing. We may refocus certain of our marketing and development efforts back to our Conga line of products in future periods at such time as we have sufficient available resources to devote to these products and if we determine we can effectively compete in this product area.

Our pricing model for Spare Backup and Spare Switch product offerings are subscription-based. Additionally, certain of our marketing programs provide for end-user trial periods not to exceed three months. While we are shipping these products to retailers and Original Equipment Manufacturers ("OEM") for wide distribution and availability, we recognize revenues on these product offerings once the end-users subscribed and pay for our web-based back-up services. Accordingly, we do not expect a significant increase in our revenues until the first half of 2006.

During the nine months ended September 30, 2005 we reduced our headcount. This reduction in headcount will provide for reduced costs of operations in the foreseeable future. As the demand for our products and services increases, we intend to add personnel who will primarily focus in the areas of customer service and quality monitoring, as well as administrative functions to support growing operations. If we are able to raise sufficient capital, we also intend to invest in core technology research and product development as well as sales and marketing personnel.

GOING CONCERN

We have generated minimal revenue since our inception on June 12, 2002, and have incurred net losses of approximately $38.0 million, of which approximately $28.2 million resulted from stock-based transactions, since inception through September 30, 2005. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2004 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in our Form 10KSB for the year ended December 31, 2004. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition.

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

Robinson Reed, Inc. and First Capital Holdings International, Inc. are continuing to threaten us with litigation, which has been recurring since November 2004. Additionally, during the nine-month period ended September 30, 2005, an arbitrator entered an award in the amount of $81,250 against GrassRoots.

To help fund its on-going operations and to help defray future legal expenditures we will incur related to threatened litigation brought by Robinson Reed and First Capital Holdings International, we have sold 50% of our investment in Langley Park Investment Trust in July 2005. The proceeds generated from such sale amounted to approximately $640,000. Based on historical data, we believe that we will continue to incur between $100,000 and $200,000 per year on legal fees on matters related to Robinson Reed and First Capital for the foreseeable future.

As the demand for our products and services increases, we intend to add personnel who will primarily focus in the following areas: customer service and quality monitoring as well as general and administrative to support growing operations.

Once we raise sufficient capital, we also intend to invest in core technology research and product development as well as sales and marketing personnel.

RESULTS OF OPERATIONS

                                               (Unaudited)     (Unaudited)     Increase/       Increase/
                                                 Nine-Month Period Ended       (Decrease)      (Decrease)
                                                      September 30,            $ 2005 vs       % 2005 vs
                                                  2005           2004            2004            2004
                                              ------------    ------------    ------------    ------------
Revenues ..................................   $     15,463    $      8,729    $      6,734          77%
                                              ------------    ------------    ------------        ----
Operating expenses: .......................              -               -
  Research and development ................        469,722         534,257         (64,535)        -12%
  Sales, general and administrative .......      4,006,173       4,579,778        (573,605)        -13%
                                              ------------    ------------    ------------        ----

     Total operating expenses .............      4,475,895       5,114,035        (638,140)        -12%

     Operating loss .......................     (4,460,432)     (5,105,306)        644,874          13%

Other expenses ............................       (172,929)              -        (172,929)         NM
Unrealized loss-transfer of available-for-
 sale securities to trading securities ....     (4,999,263)              -       4,999,263          NM
Unrealized loss on trading securities .....              -        (686,337)       (686,337)         NM
Realized loss-trading securities ..........       (270,384)              -         270,384          NM
Realized loss-restricted investment .......     (5,777,843)              -       5,777,843
Interest expense ..........................     (2,164,744)     (4,213,945)     (2,049,201)        -49%
                                              ------------    ------------    ------------        ----
  Total other expenses, net ...............    (13,385,163)     (4,900,282)      8,484,881         173%

Net loss ..................................   $(17,845,595)   $(10,005,588)      7,840,007          78%
                                              ============    ============    ============        ====
NM:  Not meaningful

      Nine-Month Period Ended September 30, 2005 and 2004

         REVENUES

We have generated minimal revenues since inception. Revenues recognized during the nine-month period ended September 30, 2005 consists of monthly licensing fees generated from our Conga product offerings launched during 2004. We believe that our revenues from our Conga offerings will decrease in the future and that our revenues from our Spare-Backup will constitute the majority of our revenues in the future.

         RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation expenses paid to our software engineers employees and consultants. The decrease in our research and development expenses during the nine-month period ended September 30, 2005 when compared to the prior year period is primarily due to a reduction in software engineers during the nine-month ended September 30, 2005.

         SALES, GENERAL, AND ADMINISTRATIVE EXPENSES

Sales, general, and administrative expenses consist primarily of salaries and related expenses paid to our employees and contractors as well as advertising expenses. The decrease in sales, general, and administrative expenses during the nine-month period ended September 30, 2005 is primarily due to a one-time finders'fees of $1.6 million paid in connection with the Langley Park transaction in September 2004, offset by advertising fees we have incurred in connection with the launch of our new product Spare as well as legal fees incurred in connection with our registration statement filed in 2005 and legal fees incurred in connection with the Robinson Reed transaction. We have not incurred such costs in 2004.

         OTHER EXPENSES

Other expenses consist primarily of the fair value of shares issued pursuant to penalties associated with the failure to timely file the registration statement and loss on disposition of property and equipment. The increase in other expenses during the six-month period ended September 30, 2005 consists primarily of the fair value of the shares issued in January, February and March 2005. There were no such shares issued in the six-month period ended September 30, 2004.

         INTEREST EXPENSE

Interest expense consists primarily of interest recognized in connection with the settlement of pre-merger obligations as well as amortization of debt discount and interest on our convertible promissory notes. The decrease in interest expense during the nine-month period ended September 30, 2005 is primarily due to the recognition of interest expense of $3.4 million in connection with the settlement of pre-merger obligations in February 2004. The interest expense associated with the settlement of pre-merger obligations result from the one-time issuance of shares of our common stock valued at approximately $4.0 million in consideration for the payment of $600,000 of pre-merger obligations. This increase is offset by higher amortization of debt discount resulting from the March 2005 repricing of the 8% convertible promissory notes and related warrants.

UNREALIZED/REALIZED LOSS ON MARKETABLE SECURITIES.

The unrealized/realized loss on marketable securities consists of losses on our investment in Langley Park recognized in earnings which aggregated approximately $11.0 million and $690,000 during the nine-month ended September 30, 2005 and 2004. A significant portion of the unrealized/ realized loss resulted from a decline in value of the Langley Park shares in 2004, which was previously recorded as a separate element of comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had a working capital deficiency of approximately $60,000.

We have generated minimal revenues since inception. As a result, our current operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on private placement issuances of equity and debt financing instruments.

During the nine-month period ended September 30, 2005, we have received gross proceeds of $1,328,750 and $635,000 from the issuance of shares of common stock and convertible promissory notes, respectively. We have also received proceeds from the sale of the Langley Park shares amounting to approximately $640,000. Such proceeds were used to fund our operations. From funds available at January 1, 2005, we have also satisfied the remaining $325,000 10% convertible promissory by paying $265,000 and fund our operating activities, amounting to $3.2 million.

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

On November 9, 2005, the Company announced that it was restating its consolidated balance sheet, statement of operations and statements of stockholders' deficit as of and for the the interim period ended June 30, 2005 to correct the carrying value of its restricted investment in marketable securities. Previously, the Company had presented its restricted investment in marketable securities at a value of $795,311. As a result of a normal periodic review of its financial statements by the staff of the Securities and Exchange Commission, and after considering the length of time and the extent to which the market value of the restricted investment has been less than its cost and other factors, the Company has determined that the fair value of the restricted investment amounted to $133,921 as of June 30, 2005. Consequently, on November 9, 2005 the Company filed an amendment to its June 30, 2005 Form 10-QSB restating its interim financial statements as of June 30, 2005 and for the interim period then ended. As a result of the restatement, the Company determined that there was a material weakness in its internal control over financial reporting as of September 30, 2005 related to the carrying value of its restricted investment in marketable securities. The transaction leading to the Company's acquisition of marketable securities was a one-time transaction and management does not anticipate the Company will enter into similar transactions in future periods. Because the Company corrected the carrying value of its restricted investment in marketable securities and the related charge to earnings, and as a result of the nonrecurring nature of the underlying transaction, the Company believes that it corrected this material weakness.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During September and October 2005 we sold 2,937,782 shares of our common stock and common stock purchase warrants to purchase 807,891 shares of our common stock at an exercise price of $1.30 per share to 17 accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and Rule 506 of Regulation D. We received gross proceeds of $1,615,781 in this offering and we paid commissions of $35,375 to Skye Banc LLC in connection with the sale of these securities.

During July 2005, we issued 1,500,000 shares of common stock to an individual and to a corporation for services rendered. The fair value of the shares, at the time of issuance, amounts to $660,000. The securities were issued in a transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and the recipients were accredited or sophisticated investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

During August 2005, we issued 750,000 shares of common stock to a corporation for services rendered. The fair value of the shares, at the time of issuance, amounts to $652,500. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and the recipient was a sophisticated investor who had such knowledge and experience in business matters that it was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company.

During September 2005, we issued 275,000 shares of common stock to a corporation and to a limited liability company for services rendered. The fair value of the shares, at the time of issuance, amounts to $273,750. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and the recipients were sophisticated investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits

      31.1     Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

      31.2     Rule 13a-14(a)/15d-14(a) certification of Principal Accounting
               Officer.

      32.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized


                        NEWPORT INTERNATIONAL GROUP, INC.


      By:               /s/ Cery B. Perle                      November 18, 2005
          -----------------------------------------------      -----------------
                          Cery B. Perle                              Date
          President, Chief Executive Officer and Director
                 (Principal executive officer and
                   principal financial officer)