Form 10KSB
period 2005-12-31
NEWPORT INTERNATIONAL GROUP INC
filed 2006-04-14
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number: 000-30587

                        Newport International Group, Inc.
                        ---------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                     23-3030650
              --------                                     ----------
    (State or other jurisdiction                          (IRS Employer
  of incorporation or organization)                    Identification No.)

        73061 El Paso, Suite 202, Palm Desert, CA             92260
        -----------------------------------------          ----------
        (Address of principal executive offices)           (Zip Code)

                     Issuer's telephone number: 760-779-0251

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class       Name of each exchange on which registered

               None                           not applicable
               ----                           --------------
      (Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

                    common stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of class)

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes[_] No[X]

         State issuer's revenues for its most recent fiscal year. $23,920 for the fiscal year ended December 31, 2005.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on April 10, 2006 is approximately $16,880,674.

         March 24, 2006 42,768,582 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Not Applicable.

         Transitional Small Business Disclosure Form (check one): Yes ___ No _X_


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

         When used in this annual report, the terms "Newport International," " we," "our," and "us" refers to Newport International Group, Inc., a Delaware corporation, and our subsidiaries. Our web sites are www.newport-international-group.com, www.nwpo.biz and www.sparebackup.com. The information which appears on our Web sites is not part of this annual report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OUR PRODUCTS AND SERVICES

         We are a developer and marketer of a line of software products specifically designed for the small business and home business users. Our products are designed and developed so that technical skills are not necessary to use or manage the software. Our Spare line of software products includes our Spare Backup service and our Spare Switch PC file transfer software.

         SPARE BACK-UP

         Spare Backup, a fully-automated remote backup solution designed and developed especially for the small office or home environment, automatically and efficiently backs up all data on selected laptop or desktop computers. As a result, we believe small companies can ensure file safety in PCs and laptops for backup and retrieval. We launched our Spare Back-up software product in March 2005.

         Spare Backup offers:

      o An automatic program installation that requires absolutely no user interaction to configure backups,

      o  Complete backups for all for all registry settings in every directory,

         o No complicated file selection - Spare Backup scans the user's computer and backs up:

         o All contacts, email messages and attachments, address book, folders and contents, signature files from Outlook, and Outlook Express

         o  Word, Excel, PowerPoint files, templates and settings from MS Office

         o My Documents, My Music, My Pictures, Quicken, QuickBooks, MS Money, Turbo Tax and Tax Cut

         o  All desktop files

      o  Simple, fast data recovery,

      o Reports sent automatically to users via e-mail and available in Spare Backup,

      o  Redundant file support - select a restore from the last 10 backups,

      o  Online file retrieval from any Internet connection - using Spare Key,

      o Three levels of encryption - SSL with Verisign authenticity certificates, Blowfish with private key, AES 256 block cipher with unique user key, and

      o Decryption protected by Spare Key in the user's computer and with broker so complete loss of the computer is not a problem.

         An overview of customer benefits includes:

      o Ease-of-use - Spare Backup provides fast, easy and fully automated data protection. Users benefit from automated data file selection, which distinguishes user data files from operating system and application files. As a result, users do not have to remember where all of their data files are stored. Spare Backup also ensures that open files are protected, and allows users to retrieve multiple past versions of a file, not just the most recently backed-up version.

      o Impenetrable Security and Protection of Corporate Data - Spare Backup ensures that all data is encrypted with advanced 256-bit encryption on the user's machine using a user provided "key" or password. The data is encrypted a second time using SSL, or secure sockets layer, while it is being transmitted and a third time before it is stored on the RAID, or redundant array of independent disc, servers using a strong private key.

      o SSL Support - SSL based protocol enhancements to address security parameters during: registration, upgrade, backup and retrieve.

         We offer new users a free 45-day trial. Spare Backup services costs $9.99 per month for the first gigabyte of storage plus $1.99 per month per additional gigabyte. For users interested in using Spare Backup service on their own locate storage device, we also package a software-only version which is available for $39.99.

         SPARE SWITCH

         Spare Switch enables users to complete the transfer of personal files from an old personal computer (PC) to a new one via a high speed Internet connection. Spare Switch locates, packs and transfers files securely without the need for transfer cables or other accessories. Spare Switch, designed for both individual and business use, ensures that not only the files transfer easily, but that they will look, feel and work on the new computer in the same manner with all the personal settings and layouts built into them. We launched Spare Switch in August 2005.

         Spare Switch is used by either downloading the software from the Internet or by inserting an installation CD into the old computer. Spare Switch then scans the hard drive and inventories of personal directories, giving the user a detailed report of the documents and other files. From that inventory, the user can then select the exact files that he or she wishes to transfer to the new PC. Spare Switch avoids the need for PC-to-PC transfer cable by compacting, encrypting and then transferring the files via the Internet. Spare Switch's data center can then hold the data for as long as a week, giving the user the flexibility to choose when to download the files to the new PC. The files are downloaded from our secure Spare Switch data center using the Spare Switch CD. Spare Switch uses a 256-bit encryption cipher with non-algorithmic key to ensure that the information is impervious to hackers at every step of the process. Spare Switch is priced at $39.99 and supports five users.

OUR TARGET CUSTOMERS

         We focus on owners and executives of small to mid-size businesses that use technology to support their businesses and individuals who desire to secure the redundancy of available files and documents vital to the continuity of their operations, business, or personal information. Since our products and services allow non-technical users to quickly, easily and thoroughly secure and backup their files or data archiving and storage, we believe that our business is uniquely relevant to enabling small companies to succeed using technology. Our products and services also support individual business professionals working in companies of all sizes. Other unique characteristics are additional coding that enables easy to scale infrastructure and support elements. We believe that this characteristic provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

HOW WE MARKET OUR PRODUCTS AND SERVICES

         Our products are sold direct to the customer via online distribution. Users may try our products and services at no cost for a limited trial period by downloading our software.

         In addition, we are establishing a network of affiliates that also distribute our products online, as well as a partnership network that will promote and/or resell our products. The primary focus of our partnership efforts will be with key retailers, such as CompUSA, and Fry, original equipment manufacturers (OEMs), and distributors such as Ingram-Micro. As of the date of this annual report our products are distributed by a number of OEMs, resellers and corporate partners, including:

         o  Ameralinx                 o  Mennta Sverige AB
         o  CompUSA                   o  Narvarre Corporation
         o  Computers4Sure.com        o  PC Mall Sales, Inc.
         o  Computer Repair Guys      o  PC Connectin.com Inc.
         o  Digital Unique            o  PC Tune Up Pros
         o  eCOST.com                 o  Tech Depot (an Office Depot subsidiary)
         o  Fry's Outpost.com         o  TigerDirect.com
         o  Ingram Micro              o  Wynit Inc.
         o  Jumbo

         In March 2006, we launched our co-marketing efforts with Systemax, Inc. under which Systemax is incorporating the Spare Backup solution in shipments of PCs ordered through Systemax's various distribution channels. Under the terms of the memorandum of understanding, Spare Backup is embedded as an offering icon, which will open upon the initial customer start up of the new PC. Each Systemax PC customer will receive a 60-day free trial of Spare Backup and Systemax is entitled to 35% of the monthly subscriptions revenue from those customers who subscribe for the Spare Backup service at the end of the trial period. In addition, we will support the project in our data centers at no charge to Systemax as well as providing sales training.

         CUSTOMER SUPPORT

         We provide our tier 1 and tier 2 support for our services. Our tier 1 customer support provides initial call resolution and direct linking capabilities to our tier 2 customer support. Tier 2 customer support is managed by an internal group of specialists who are co-located within our Network Operation Center and software development headquarters in Palm Desert. Co-location with the software development group allows for the resolution of highly specific technical issues as well as identification of potential application flaws.

RECENT DEVELOPMENTS

         In March 2006, we signed a memorandum of understanding with Brainware Cons. & Dev. AG to create and deliver what we believe is the first event PC-down and backup/restore solution to consumers and small businesses. The agreement extends to cover technology development, marketing, channel development and cross-selling in world-wide markets, including Brainware's approximate 150,000 customers in Switzerland.

         It is anticipated that the technology will enable the parties to deliver a solution by which customers can access the Internet even when their computer fails to boot its operating system. It is contemplated that once the PC is connected to the Internet, a series of diagnostics and repair tools will be able to be run remotely to correct the malfunction. In the event the computer cannot be fixed remotely, a trouble ticket listing the exact configuration of the PC and nature of the problem will be electronically submitted to any one of a number of user-chosen service providers, such as "Geek Squad", who will dispatch the necessary hardware or software to fix the problem. Meanwhile, all data stored on the PC will be accessible over Spare Backup's remote encrypted data centers.

         The memorandum of understanding contemplates the parties mutually agreeing upon certain timelines and collaboration to complete the creation of a deliverable product, as well as the execution of a definitive agreement.

RESEARCH AND DEVELOPMENT

         Our products were developed primarily by our employees assisted by contractors in certain specialty areas. We have invested $782,000 and approximately $720,000 in research and development during 2005 and 2004.

TECHNOLOGY

         Our products use a sophisticated combination of hardware, software, and networking to intelligently select files and settings from a customer's computer and reliably transfer these to secure twin data centers, making the data highly available.

         The networking systems used by us were designed to use outbound Internet connections for all communications, thus allowing many users who are behind a firewall access to the backup services. The proprietary software designed by us has been developed to remove the technical knowledge required to use other backup products by selecting files and registry settings for the user

         We own all of our servers and utilize hosting in geographically dispersed tier-1 collocation facilities. All of our products utilize the same secure twin data center design to ensure maximum availability. Our entire server configuration is replicated in near real-time to a secondary data center, which will automatically become available in the event of an outage at the primary facility. Our servers use the latest enterprise level operating system available from Microsoft and use industry standard networking and communication protocols. This provides a highly available network that can scale rapidly using off the shelf hardware. These systems are fully redundant and we anticipate our reliability at 99.9%. We can expand our network capacity quickly and with highly predicable costs.

         Our business will suffer if our systems fail or our third-party facilities become unavailable. A reduction in the performance, reliability and availability of our systems and network infrastructure may harm our ability to distribute our products and services to our customers and other users, as well as harm our reputation and ability to attract and retain customers. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. If for some reason we should not have redundancy in our facilities, any damage or destruction to our systems would significantly harm our business. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, "denial of service" attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications which are beyond our control. This could lead to slower response times or system failures.

         Our computer and communications infrastructure is located in multiple leased facilities in Arizona and California. The infrastructure here is not fully redundant and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

OUR CONGA LINE OF PRODUCTS

         Following our transaction with Grass Roots International, Inc. in August 2004, our operations included the sale of our Conga line of products. The Conga products were web-based and broadband-enabled software applications, which focused on improving remote communications and automating data archiving and storage for the non-technical owners and managers of small and medium sized businesses. During fiscal 2004 and the first six months of fiscal 2005 our Conga line of products represented 100% of our sales. The video conferencing market is very competitive and we were never able to generate any significant revenues from the Conga product line. Following our introduction of Space Backup in the second quarter of fiscal 2005 we began devoting substantially all of our resources to the marketing of the Spare family of products and we have discontinued all marketing and sales efforts related to the Conga line.

COMPETITION

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

         o Establishment of a significant base of customers and distribution partners;

         o  Ability to introduce new services to the market in a timely manner;

         o  Customer service and support; and

         o  Pricing.

         Our primary competitors are various Internet-based backup providers broadcasters, such as Connected.com, Novastar, Livevault, and backup.com. These companies provide services similar to ours and each have to various degrees a market presence. We also compete with providers of traditional backup technologies, such as Veritas.

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

         On August 10, 2005, provisional patent applications were filed with the United States Patent and Trademark Office in connection with the server and client technologies utilized by our Spare Backup subsidiary. The provisional applications must be re-filed as utility applications on or before August 10, 2006, or the provisional applications will expire. We are also exploring our abilities to file for patents to include living document functions. The applications we plan to file may fail to result in any patents being issued. Even if one or more of these patents are issued, any patent claims allowed may not be sufficiently broad to protect our technology. In addition, any patents may be challenged, invalidated or circumvented and any right granted thereunder may not provide meaningful protection to us. The failure of any patents may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing any of our intellectual property rights.

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

EMPLOYEES

         As of March 30, 2006, we had 12 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

         In November 2000, Mr. Soloman Lam, our then president and CEO, executed certain land contracts to purchase approximately 3,300 acres of land for a total of $11,389,600 which we intended to develop in the future. These contracts were due to close on September 1, 2001, but were extended to March 1, 2002 at the sellers' request. Mr. Lam personally deposited $180,000 into escrow pending closing and we had agreed to reimburse him when he assigned the contracts to us. On February 12, 2002, the land contracts were cancelled and the $180,000 deposit was returned to Mr. Lam. Simultaneously, on February 12, 2002, Mr. Lam executed a new land contract to purchase approximately 2,300 acres of land for $15,000,000. We deposited $10,000 in escrow pending closing on April 30, 2002. The closing on this contract was subsequently extended until July 29, 2002 and as consideration we released the $10,000 to the seller that was in escrow. Subsequently, the closing was again extended to September 30, 2002, in consideration for a $25,000 non-refundable deposit. The closing was again extended to December 30, 2002, then to March 31, 2003, then to July 31, 2003, then to October 30, 2003, and subsequently to January 30, 2004, with no additional deposit required. The check representing the $25,000 deposit was never negotiated and in December 2003 it was voided. We do not intend to proceed with this project. We have forfeited the $10,000 deposit and all rights and obligations of this project have been assigned by us to Newport International Group, Inc., a Florida corporation formerly known as Linda Development Corporation, a company affiliated with Mr. Clint Beckwith, a former officer and director of our company.

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

         Under the terms of this agreement, Grass Roots has paid the sellers $250,000. By letter dated May 2, 2003 counsel for the sellers advised Grass Roots that it was in breach of the agreement and promissory notes for failing to make scheduled monthly payments. By letter dated May 16, 2003, counsel for the sellers gave notice that they would sell the assets of FocusFocus.com Inc. to the highest bidder at a public auction on May 30, 2003. By letter dated May 22, 2003, counsel for Grass Roots notified counsel for the sellers that Grass Roots was prepared to return to all of the assets of FocusFocus.com, Inc. to the sellers. Grass Roots subsequently returned those assets, which included patent applications, software applications, programs, code and related materials. The promissory notes from Grass Roots to sellers provide that notwithstanding the acceleration clause, upon an event of default (as defined in the agreement) that is not cured within the prescribed time, that the shares of FocusFocus.com, Inc. and the assets of it acquired by Grass Roots will revert back to the sellers, the promissory notes would be terminated and be of no further force and effect and all remaining sums due thereunder would be cancelled.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

         Our net loss for the years ended December 31, 2005 and 2004 were $7,831,803 and $19,808,600, respectively. We have never generated meaningful revenues to fund our ongoing operations. At December 31, 2005 we had approximately $160,000 of cash on hand and subsequent to that date we have raised approximately $2,000,000 in net proceeds through the sale of our securities. We are constantly evaluating our cash needs and existing burn rate in order to make appropriate adjustments in operating expenses. We will need to raise additional debt or equity capital within the next 12 months to provide funding for ongoing and future operations and to satisfy our obligations as they become due. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our services successfully. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE RECENTLY CHANGED OUR PRODUCT FOCUS. WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT

         We launched our Conga line of products and services in 2004; during the second quarter of fiscal 2005 we began focusing all of our efforts away from our original Conga line of products to concentrate on our new Spare line of software products. In addition to a very limited operating history upon which you may evaluate our operations and future prospects, this recent change in product focus as well as our limited insight into emerging trends that may affect our business may adversely affect our ability to successfully establish any brand recognition for our products. Our focus on our Spare family of products is the result of what we believe to be the best use of our available resources and limited personnel, and of our belief that this area will provide a greater opportunity for earlier returns on this technology as compared to video conferencing, the market segment in which Conga competed. There are no assurances that this change in strategy will be successful for our company. We face risks and uncertainties relating to our ability to implement our business plan successfully and you must consider these risks, uncertainties and difficulties in evaluating our potential for future profitability.

WE HAVE OUTSTANDING $793,319 PRINCIPAL AMOUNT 8% PROMISSORY NOTES WHICH WERE DUE ON MARCH 1, 2006 AND DO NOT PRESENTLY HAVE SUFFICIENT CASH TO SATISFY THE OBLIGATIONS.

         Between October 2003 and March 2004, we sold 8% promissory notes of which $793,319 principal amount remains outstanding on March 31, 2006. These notes, together with all accrued but unpaid interest, were due on March 1, 2006. We did not pay the notes when due and do not presently have sufficient cash to satisfy the obligations. The notes are unsecured obligations of our company and are convertible into shares of our common stock at the option of the holder at a conversion price of $0.375 per share. A default of these notes can be declared by the holders of at least 40% of the outstanding principal amount. Upon the declaration of the default, the interest rate increases to 18% per annum. As of March 31, 2006, no default has been declared on these notes nor has any note holder requested the conversion of the note into equity. So long as we lack sufficient cash resources to satisfy these obligations, until such time as these notes are either converted by the note holders or the payment terms are restructured, the past due status of the notes could adversely impact our ability to raise additional working capital we need to fund our ongoing operations and otherwise expand our business. In addition, the note holders could declare an event of default and bring litigation seeking a judgment against us, which would require us to use a portion of our limited working capital for legal defense costs further adversely impacting our ability to fund our ongoing operations.

WE CANNOT PREDICT OUR FUTURE REVENUES OR WHETHER OUR PRODUCTS WILL BE ACCEPTED. IF THE MARKETS FOR OUR PRODUCTS AND SERVICES DO NOT DEVELOP, OUR FUTURE RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

         We reported revenues of $23,920 and $10,583 for the fiscal years ended December 31, 2005 and 2004. All of the revenues in fiscal 2004 were from sales of our Conga line of products. Revenues for fiscal 2005 were attributable to sales of our Spare Backup product, the first software product in our Spare line. Following the launch of Spare Backup we ceased all our marketing and development efforts for our Conga line of products and are focusing our efforts on our Spare product line. We cannot guarantee either that the demand for our Spare line of software products will develop, that such demand will be sustainable or that we will ever effectively compete in our market segment. If we are unable to generate any significant revenues from our products and services our business, operating results, and financial condition in future periods will be materially and adversely affected and we may not be able to continue our business as presently operated.

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

CERTAIN OF OUR OUTSTANDING SECURITIES ARE CONSIDERED DERIVATE LIABLITLIES. WE HAVE RECOGNIZED NON-CASH INCOME AND LOSSES IN FISCAL 2005 AND FISCAL 2004, WHICH HAVE HAD A MATERIAL EFFECT ON OUR FINANCIAL STATEMENTS.

         In connection with the issuance of the 8% promissory notes in March, we granted a subsequent financing conversion reset right, which expired on March 1, 2006. The subsequent financing conversion reset is considered an embedded conversion feature pursuant to EITF Issue No. 00-19. Additionally, because there is no explicit number of shares that are to be delivered upon satisfaction of subsequent financing conversion reset feature, at December 31, 2005 we were unable to assert that we had sufficient authorized and unissued shares to settle such feature. Accordingly, all of our previously issued and outstanding instruments, such as warrants and options issued to non-employees pursuant to rendered services as well as those issued in the future, would be classified as liabilities, effective with the granting of the subsequent financing conversion reset feature. As described in Note 4 to the financial statements for the years ended December 31, 2005 and 2004, which are included elsewhere in this annual report, the application of EITF Issue No. 00-19 on our financial statements for fiscal 2005 resulted in other income to us of $11,689,725, while it resulted in other expense of $5,139,975 for fiscal 2004. While these income and expense items are non-cash transactions, in each of the years the application of the accounting standard had a significant impact on our net loss for the period through a reduction in our net loss of $11,689,725 for fiscal 2005 and an increase in our net loss of $5,139,975 for fiscal 2004. In addition, at December 31, 2005 our balance sheet reflects a current liability of $5,828,454 related to the derivative liability. This derivative liability has materially adversely impacted our working capital. While we cannot predict the impact of this accounting standard on our financial statement in future periods as the income/expense calculation is based upon a current market value of our common stock, it is likely that it will have similar impacts on our financial statement in future periods.

POSSIBLE DECLINE IN VALUE OF SHARES OF LANGLEY PARK INVESTMENTS, PLC.

         At December 31, 2005 we held 3,242,420 ordinary shares of Langley Park Investments, PLC, which were received in July 2004 in exchange for shares of our common stock pursuant to a stock exchange agreement with that company. These shares are listed on the London Stock Exchange. At the date of the stock exchange agreement, the Langley investment shares were valued at $11.8 million. Based on the subsequent decline in the market price of these shares, we are reflecting as of December 31, 2005 that the investment has lost approximately $11.6 million in value. Under the terms of our agreement, we have no guarantees as to the price of the Langley Park ordinary shares and no right to receive additional shares based on the decline in the value of the investment. Until the shares are released from escrow, we account for the value attributable to such shares as a restricted investment in marketable securities, which is reflected on our balance sheet as an asset. It is possible that the value of these shares may decline further in the future, in which event the value of our restricted investment will be reduced further, and the benefit to our financial position may be substantially reduced or eliminated. In addition, under the terms of the stock purchase agreement we have placed the 3,242,420 Langley Park ordinary shares in escrow as a downside price protection for Langley Park on the value of our shares of common stock issued in the transaction. These Langley Park ordinary shares will remain in the escrow account for up to two years from the July 2004 date of the transaction, subject to early termination upon the consent of the parties. If at the end of this two year period the average closing bid price of our common stock during the 10 trading days immediately preceding July 30, 2006 is below $2.01 per share, a proportion of the Langley Park ordinary shares will be returned to Langley Park in the same ratio as the average bid price is to $2.01. At March 31, 2006 the average closing bid price of our common stock for the preceding 10 trading days was $0.553. Accordingly, unless there is a significant increase in the trading price of our common stock, a portion of the Langley Park ordinary shares held in escrow could be returned to Langley Park. This would result in an increase in our stockholders' deficit based upon the then carrying value of the securities and we would be deprived from any cash we could generate from the sale of these securities.

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

WE GRANTED A PURCHASER OF SHARES OF OUR COMMON STOCK CERTAIN PUT OPTION RIGHTS. IF THE PUTS ARE EXERCISED, OR IF WE ARE ULTIMATELY REQUIRED TO HONOR CERTAIN PUT OPTIONS THAT HAVE BEEN RECENTLY REPUDIATED BY THE PURCHASER, OUR RESULTS OF OPERATIONS IN FUTURE PERIODS WILL BE ADVERSLY AFFECTED.

         In connection with the sales of shares of our common stock to Robinson Reed, Inc. in fiscal 2004 we granted Robinson Reed, Inc. a put option covering an aggregate of 2,000,000 shares of our common stock which expires between February and March 2007. If the put option is exercised in full, we could be required to either pay the holder $2,500,000 in cash, less any funds which have been deposited in escrow, or issue the holder a convertible promissory note with a conversion price less than the then market value of our common stock. If we satisfy the put option in cash, assuming we had sufficient cash to pay the amount due, our working capital would be proportionality reduced at a time when we might need the funds to pay our ongoing obligations and we could have difficulty in raising additional capital. If we issue the convertible note and the note was converted, we would be required to issue a presently undeterminable number of unregistered shares of our common stock at an effective price below the then current market value of our common stock, as to which the purchaser would have the right to demand registration. This would result in not only an expense to us, but ultimately could be dilutive to our stockholders and could adversely affect our ability to fund our ongoing operations.

THE EXERCISE OF OUTSTANDING WARRANTS AND THE CONVERSION OF OUTSTANDING NOTES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

         As of March 31, 2006 we had the following securities which are convertible or exercisable into shares of our common stock were outstanding:

         o 5,130,016 common stock purchase warrants to purchase a total of 5,130,016 shares of our common stock at prices ranging between $0.375 to $1.50 per share;

         o 2,115,997 shares of our common stock issuable upon the possible conversion of the outstanding $793,348 principal amount 8% promissory notes which were due March 1, 2006,

         o 1,733,333 shares of our common stock issuable upon the possible conversion of the outstanding $650,000 principal amount 12.5% convertible subordinated promissory debentures due March 2007, and

         o 9,953,444 shares of our common stock issuable upon exercise of outstanding options with exercise prices ranging from $0.001 to $2.25.

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

OUR QUARTERLY FINANCIAL RESULTS WILL CONTINUE TO FLUCTUATE MAKING IT DIFFICULT TO FORECAST OUR OPERATING RESULTS.

         Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

         o the announcement or introduction of new services and products by us and our competitors;

         o our ability to upgrade and develop our products in a timely and effective manner;

         o our ability to retain existing customers and attract new customers at a steady rate, and maintain customer satisfaction;

         o the amount and timing of operating costs and capital expenditures relating to expansion of our business and operations;

         o  government regulation; and

         o general economic conditions and economic conditions specific to development and marketing of software products, the market acceptance of new products offered by us, our competitors and potential competitors.

         Our limited operating history and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons. Our current and future levels of expenditures are based primarily on our growth plans and estimates of expected future revenues. Such expenditures are primarily fixed in the short term and our sales cycle can be lengthy. Accordingly, we may not be able to adjust spending or generate new revenue sources timely to compensate for any shortfall in revenues. If our operating results fall below the expectations of investors, our stock price will likely decline significantly.

BECAUSE WE EXPECT TO CONTINUE TO INCUR NET LOSSES, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS STRATEGY AND THE PRICE OF OUR STOCK MAY DECLINE.

         We have incurred net losses quarterly from inception through December 31, 2005, and we expect to continue to incur net losses for the foreseeable future. Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing our business strategy, we must, among other things:

         o Achieve broad customer adoption and acceptance of our products and services;

         o  Successfully raise additional capital in the future;

         o Successfully integrate, leverage and expand our product distribution;

         o  Successfully scale our current operations;

         o  Implement and execute our business and marketing strategies;

         o Address intellectual property rights issues that affect our business;

         o Develop and maintain strategic relationships to enhance the development and marketing of our existing and new products and services; and

         o  Respond to competitive developments in the software industry.

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

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently only have one independent director. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

         o  Establish a significant base of customers and distribution partners;

         o  Ability to introduce new services to the market in a timely manner;

         o  Customer service and support; and

         o  Pricing.

         Our primary competitors are various Internet-based backup providers broadcasters, such as Connected.com, Novastar, Livevault, and backup.com. These companies provide services similar to ours and each have to various degrees a market presence. We also compete with providers of traditional backup technologies, such as Veritas.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         Our executive offices are located at 73-061 El Paseo, Suites 202 and 205, Palm Desert, California 92211. We lease this approximate 4,000 square foot space which, houses all of our executive and administrative personnel for approximately $62,000 annually, plus our pro-rata share of common area expenses. Our lease for this space expires on March 31, 2009. We believe this facility will meet our operational needs for the foreseeable future. If we need additional space for our hosting and data center operations, we believe we will be able to obtain it on commercially reasonable terms.

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

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings, and, to our knowledge, none of our officers, directors or principal stockholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTCBB under the symbol NWPO. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                        High                Low
                                                        ----                ---
Fiscal 2004

January 1, 2004 through March 31, 2004                  $2.45              $1.75
April 1, 2004 through June 30, 2004                     $2.45              $1.20
July 1, 2004 through September 30, 2004                 $2.95              $1.20
October 1, 2004 through December 31, 2004               $3.25              $0.40

Fiscal 2005

January 1, 2005 through March 31, 2005                  $1.65              $0.40
April 1, 2005 through June 30, 2005                     $0.60              $0.34
July 1, 2005 through September 30, 2005                 $1.55              $0.44
October 1, 2005 through December 31, 2005               $1.39              $0.61

Fiscal 2006

January 1, 2006 through March 31, 2006                  $0.85              $0.50

         On April 10, 2006, the last sale price of our common stock as reported on the OTCBB was $0.42. As of March 24, 2006, there were approximately 222 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option and Stock Award Plan and any compensation plans not previously approved by our stockholders as of December 31, 2005.

                       Number of         Weighted          Number of
                       securities to     average           securities remaining
                       be issued upon    exercise          available for future
                       exercise of       price of          issuance under equity
                       outstanding       outstanding       compensation plans
                       options,          options,          (excluding securities
                       warrants          warrants          reflected in column
                       and rights (a)    and rights (b)        (a))(c)
                       --------------    --------------    --------------------
Plan category

2002 Stock Option and
Stock Award Plan          8,953,444           $0.53             2,206,413

Equity compensation
plans not approved by
stockholders                none                -                   -


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         During March 2005 we launched Spare Backup, our fully automated online backup service, and in August 2005 we introduced our Spare Switch software. We are now focusing all our marketing and development efforts on our Spare family of software products, which we believe will constitute all of our revenues and operating expenses in the future. Our decision to discontinue all marketing of our Conga product line to focus on the Spare product line is the result of what we believe to be the best use of our available resources and limited personnel and of our belief that this area will provide a greater opportunity for earlier returns on this technology as compared to video conferencing.

         During fiscal 2005 we began establishing a reseller network focusing on retailers and original equipment manufacturers (OEMs). We believe that these distribution channels will significantly broaden the market exposure of our products while containing marketing costs. Our pricing model for Spare Backup and Spare Switch product offerings are subscription-based. Certain of our marketing programs provide for end-user trial periods of up to three months. We anticipate that within 45 days of a trial download we will begin generating revenues from automatic billing of credit cards to those users who wish to continue the service. We are unable to predict at this time with any certainty what our retention percentage of customers will be following the trial download period. We believe, however that the retention rate should be high based upon the convenience we are offering customers at a relatively low monthly cost. In addition, as a result of the period between the beginning of the trial download period and the credit card billing cycle, which can be as much as 135 days, there is a rather significant "lag" time before we begin generating revenues from customers who try our products and decide to purchase the subscription service.

         Our concept is to develop a suite of complimentary products. In addition to the current product offerings, we have several new products in the development pipeline, which are designed to extend the service to specialized areas including mobile devices, music and email. Additional service extensions are currently envisioned to provide alternatives to users when access by the user to his or her PC is unavailable. The timing of these additional services will be keyed to our success in developing OEM bundling packages in order to leverage our allocation of marketing and sales expenses. We do not believe utilizing retail sales channels will be the most effective way to sell our products. Generally, when a consumer is purchasing a new computer the method the purchaser will eventually use to backup of the data to be stored on that device is not of principal concern. During fiscal 2006 we are devoting significant focus on creating bundling opportunities with computer OEMs whereby our software is pre-loaded on the hardware and the purchaser is given a free trial which we believe will provide us more opportunity to retain the customer after the trial period. We are currently participating in pilot programs with several major computer OEMs as part of our focus on creating bundling opportunities.

         The resources necessary to execute on our business strategy are sales and program management and are relative to penetration and meeting competition. Our sales resources are presently on-staff and the program management is on retainer. As our revenues increase we expect to increase our headcount in areas of program management, marketing, development and customer service. Our approach is to outsource as many of these functions as possible to suppliers who are experts in the various disciplines, while only hiring senior staff for the purpose of interaction with suppliers. We believe this strategy will allow us to keep expenses flat while growing our revenue base. In addition, our internal analysis predicts that we can sustain 3,000,000 total users in our current architecture. Accordingly, we expect to use this architecture in the foreseeable future although we may, subject to the availability of sufficient capital, make improvements in our data center localization and services from time to time. Our capital expenditures are expected to remain flat during fiscal 2006, with purchases designed to improve workplace layout, support for internal process improvements and automation.

GOING CONCERN

         We have generated minimal revenue since our inception on June 12, 2002, and have incurred net losses of approximately $33.1 million since inception through December 31, 2005. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2005 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board issued Statement No. 151 (SFAS 151), Inventory costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company currently believes that the adoption of SFAS 151 will not have a material impact on its financial position, results of operations and cash flows.

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

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS 123R will have a material impact on its results of operations. We are evaluating the requirements of SFAS No. 123(R) and SAB 107 to assess what impact its adoption will have on our financial position, results of operations and cash flows. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.

         In May 2005, the Financial Accounting Standard Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

         In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on our financial statements.

         In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS
150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements.

         In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2005 ("FISCAL 2005") AS COMPARED TO THE PERIOD FROM APRIL 6, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004 ("FISCAL 2004")

                                                                                 (Decrease)       (Decrease)
                                                     2005           2004       $ 2005 vs 2004   % 2005 vs 2004
                                                 ------------   ------------   --------------   --------------
Revenues .....................................   $     23,920   $     10,583    $     13,337          126%

Operating expenses:
  Research and development ...................        782,150        722,113          60,037            8%
  Amortization of deferred compensation ......        834,404              -         834,404           NM
  Stock-based compensation ...................        456,631      1,081,914        (625,283)         -58%
  Sales, general and administrative ..........      3,915,331      5,003,994      (1,088,663)         -22%
                                                 ------------   ------------    ------------          ----

     Total operating expenses ................      5,988,516      6,808,021        (819,505)         -12%

     Operating loss ..........................     (5,964,596)    (6,797,438)        832,842          -12%

Other expenses ...............................     11,689,725     (5,139,975)     16,829,700           NM
Unrealized loss-transfer of available-for-sale
 securities to trading securities ............       (730,000)    (2,775,000)     (2,045,000)          NM
Unrealized loss on trading securities ........     (4,999,263)             -      (4,999,263)          NM
Realized loss - investment ...................     (6,048,227)             -        6,048,227          NM
Interest expense .............................     (1,779,442)    (5,096,187)     (3,316,745)         -65%
                                                 ------------   ------------    ------------          ----
  Total other expenses, net ..................     (1,867,207)   (13,011,162)    (11,143,955)          85%

Net loss .....................................   $ (7,831,803)  $(19,808,600)    (11,973,797)          60%
                                                 ============   ============    ============          ====

NM:  Not meaningful

REVENUES

         We have generated minimal revenues since inception. Revenues recognized 2005 consists of licensing fees generated from our Spare Back-Up product offerings launched during 2005. Revenues recognized during fiscal 2004 consisted of monthly licensing fees generated from our Conga product offerings. During fiscal 2005 we launched our Spare software products group. In fiscal 2005 we received orders for approximately $270,000 of product, which includes $233,037, which has been sold to retailers with a right to return unsold product. Accordingly, that amount will not be recognized as revenue until such time as the return period has lapsed. We are unable to estimate the amount of returns, if any, that we will receive on these product sales. In addition, we recorded deferred revenues of $12,684 in fiscal 2005 as part of the total order number, which will be recognized as revenue in fiscal 2006. We anticipate that revenues from the Spare software product group will represent all of our revenues during fiscal 2006. While we have begun establishing our distribution channels for this product group, we are unable to predict if we will generate any significant revenues during fiscal 2006.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants. The increase in our research and development expenses during fiscal 2005 as compared to fiscal 2004 is primarily due to an increase in software engineers during 2005. We anticipate that our research development and expenses during 2006 will remain at levels comparable to 2005.

AMORTIZATION OF DEFERRED COMPENSATION

         Amortization of deferred compensation consists primarily of the value of shares issued as compensation for consulting services during fiscal 2005 and fiscal 2004 under agreements for which services services were not substantially completed at the time of issuance of the shares. During, fiscal 2005 and fiscal 2004, we issued 3,915,500 and 172,500 shares, respectively, of common stock to consultants for marketing and strategic planning services. The fair value of such shares amounted to approximately $2.5 million and $328,000, respectively. During fiscal 2005, we recognized approximately $2.5 million as deferred compensation, of which approximately $800,000 was amortized during fiscal 2005. We anticipate that we will continue to recognize similar expenses during future periods, although we are unable to predict the amount of or timing of such expenses.

SALES, GENERAL, AND ADMINISTRATIVE EXPENSES

         Sales, general, and administrative expenses consist primarily of salaries and related expenses paid to our employees and contractors as well as advertising expenses. The decrease in sales, general, and administrative expenses for fiscal 2005 is primarily due to a one-time finders' fees of $1.6 million paid in connection with the Langley Park transaction in September 2004, offset by advertising fees we have incurred in connection with the launch of our new product Spare as well as legal fees incurred in connection with our registration statement filed in 2005 and legal fees incurred in connection with the Robinson Reed transaction. We did not have comparable costs in fiscal 2004. During the third quarter of fiscal 2005 we reduced our head count, which we believe will provide for reduced costs of operations in the foreseeable future. As the demand for our products and services increases, we intend to add personnel who will primarily focus in the areas of customer service and quality monitoring, as well as administrative functions to support growing operations. We believe that our sales, general, and administrative expenses during 2006 will increase commensurate with an expected increase in our revenues.

STOCK-BASED COMPENSATION

         Stock-based compensation consists of the fair value of options issued to employees. The decrease in stock-based compensation expense during 2005 when compared to 2004 is primarily due to a larger number of options granted below fair value during 2003 which vested in 2004.

OTHER INCOME (EXPENSES)

         Other income (expenses) consist primarily of income/expenses associated with the recognition of derivative liabilities at their date of issuance and their decrease in fair value as well as the fair value of shares issued pursuant to penalties associated with the failure to timely file the registration statement and loss on disposition of property and equipment. The increase in other expenses during fiscal 2005 consists primarily of the fair value of the shares issued in during fiscal 2005 and the effect of the application of EITF 00-19 to our financial statements. During fiscal 2005 and fiscal 2004, we allocated $2,206,420 and $650,000, respectively, of the fair value of the derivatives issued in connection with our convertible promissory notes, at their date of issuance, to debt discount. The excess of the fair value of the derivative liabilities over the debt discount has been recognized as other expense, which amounted to $14.8 million and $284,000 during fiscal 2005 and fiscal 2004, respectively. During fiscal 2005 and fiscal 2004, we allocated approximately $318,000 and $3.8 million, respectively, of the fair value of the derivatives to the net value of the issuance of shares of common stock as additional consideration provided to such stockholders; these amounts have been recorded as an offset to additional paid-in capital. The aggregate fair value of all derivative liabilities upon issuance of the various debt and equity instruments amounted to approximately $1.9 million and $25.9 million during fiscal 2005 and fiscal 2004, respectively. The decrease in fair value of the derivative liabilities between the date of their issuance and the respective balance sheet date amounted to $11.6 million and $9.4 million during fiscal 2005 and fiscal 2004, respectively. The decrease in fair value of the derivative liabilities has been recognized as other income (expense) in our financial statements for the respective periods. As we will be required to "mark to market" the value of these derivative liabilities on a quarterly basis until such time as they are no longer considered a derivative liability, we anticipate that we will recognize other income or expense in future periods based upon the fluctuation of the market price of our common stock. We are unable to estimate the amount of such income/expense.

SETTLEMENT WITH STOCKHOLDERS

         Settlement with stockholder consisted of the fair value of 1,500,000 shares of our common stock issued in December 2004 as settlement of a dispute in connection with the sale of securities to Robinson Reed, Inc. and First Capital Holdings International, Inc. during fiscal 2004, and the fair value of an additional 1,000,000 shares issued during fiscal 2005 in final settlement of the dispute. We do not anticipate additional expenses during fiscal 2006.

UNREALIZED/REALIZED LOSS ON MARKETABLE SECURITIES

         The unrealized/realized loss on marketable securities consists of losses on our investment in Langley Park recognized in earnings, which aggregated approximately $11.0 million during fiscal 2005. A significant portion of the unrealized/ realized loss resulted from a decline in value of the Langley Park shares in 2004, which was previously recorded as a separate element of comprehensive income. We do not anticipate that we will incur similar expenses in fiscal 2006.

INTEREST EXPENSE

         Interest expense consists primarily of interest recognized in connection with the settlement of pre-merger obligations as well as amortization of debt discount and interest on our convertible promissory notes. The decrease in interest expense during fiscal 2005 is primarily due to the recognition of interest expense of $3.4 million in connection with the settlement of pre-merger obligations in February 2004. The interest expense associated with the settlement of pre-merger obligations result from the one-time issuance of shares of our common stock valued at approximately $4.0 million in consideration for the payment of $600,000 of pre-merger obligations. Our interest expenses should decrease during 2006 assuming that we will satisfy the 8% convertible promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2005 contains an explanatory paragraph regarding our ability to continue as going concern. At December 31, 2005, we had cash on hand of approximately $160,000.

         At December 31, 2005, we had a working capital deficiency of Approximately $6.9 million. A significant component of this working capital deficiency is a derivative liability of $5,828,454, which we have recognized in connection with the grant or the issuance of various embedded conversion features, liquidated damages, and freestanding warrants.

         During fiscal 2005, our cash balance decreased $1,505,835. This decrease consisted of $4,098,271 used in operating activities, which was offset by $425,272 provided by investing activities and $2,167,164 provided by financing activities.

         Net cash used in operating activities for fiscal 2005 declined approximately $1 million from fiscal 2004. This decrease is primarily attributable to a decrease in our net loss, and the effect of non-cash transactions including the gain associated with derivative liabilities in fiscal 2005, a reduction in settlement expenses and pre-merger obligations in fiscal 2005 from fiscal 2004, an increase in provisions for returns, amortization of debt discount and the net effect of the Langley Park transaction. In addition, during fiscal 2005 changes in operating assets and liabilities included decreases of due from related party of $23,400 and accounts receivable of approximately $233,067 which were offset by increases in other assets of approximately $33,000, accounts payable and accrued expenses of approximately $284,000 and deferred revenues of approximately $13,000. These changes reflect the transition of our product focus away from our Conga line to our Spare line of software products.

         Net cash provided by investing activities was $425,272 for fiscal 2005 as compared to net cash used in financing activities of $268,267 for fiscal 2004. This change is primarily attributable to proceeds we received from the sale of Langley Park securities.

         Net cash provided by financing activities decreased $4,752,092 during fiscal 2005 from fiscal 2004. During fiscal 2005 we received approximately $2.5 million from the issuance of convertible notes, the sale of equity securities and the exercise of options and warrants, which was offset by the repayment of convertible notes and payment of financing costs. During fiscal 2004 we received approximately $8,037,000 from the issuance of convertible promissory notes, sales of equity securities, advances from a stockholder and the exercise of stock options, which was offset by the repayment of convertible notes and notes payable and financing costs.

         We have generated minimal revenues since inception. As a result, our current operations are not an adequate source of cash to fund future operations. To fund our cash requirements we have relied on private placement issuances of equity and debt financing instruments. Our future capital requirements depend primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. While we do not presently have any obligations for capital expenditures, approximately $800,000 principal amount 8% promissory notes were due March 1, 2006, which remain outstanding as of the date of this annual report and an additional $650,000 principal amount 12.5% convertible subordinated promissory debentures are due in March 2007. We do not have sufficient cash to satisfy the 8% promissory notes, which are unsecured obligations of our company, which are past due.

         We will need to raise additional working capital to satisfy these obligations, as well as to fund our ongoing operations and growth. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

         There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

RECENT CAPITAL RAISING TRANSACTIONS

         During February and March 2006, we issued 4,000,000 shares of our common stock to foreign investors. We generated $2,000,000 from the issuance of the shares. All of the investors were non-US residents, each of whom represented that they were accredited investors and were provided with current information pertaining to the Company. Accordingly, the transaction was exempt from registration under the Securities Act of 1933 by reason of Rule 506 and Section 4(2) thereunder.

         During February and March 2006, we issued 875,000 shares of our common stock to two accredited investors. We generated $350,000 from the issuance of the shares. Inasmuch as each of the investors was an accredited investor and received current information pertaining to the Company, the issuance of these securities was exempt from registration under rule 506 and Section 4(2) of the Securities Act of 1933. In connection with this transaction, we issued 350,000 warrants to the investors. The exercise price of the warrants is $0.40. The warrants expire in February and March 2011.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-31, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

         On November 9, 2005, we announced that we restated our consolidated balance sheet, statement of operations and statements of stockholders' deficit as of and for the interim period ended June 30, 2005 to correct the carrying value of our restricted investment in marketable securities. Previously, we had presented this restricted investment in marketable securities at a value of $795,311. As a result of a normal periodic review of its financial statements by the staff of the Securities and Exchange Commission, and after considering the length of time and the extent to which the market value of the restricted investment has been less than its cost and other factors, we determined that the fair value of the restricted investment amounted to $133,921 as of June 30, 2005. Consequently, on November 9, 2005 we filed an amendment to our June 30, 2005 Form 10-QSB restating our interim financial statements as of June 30, 2005 and for the interim period then ended. As a result of the restatement, we determined that there was a material weakness in our internal control over financial reporting as of June 30, 2005 related to the carrying value of our restricted investment in marketable securities. The transaction leading to our acquisition of marketable securities was a one-time transaction and management does not anticipate we will enter into similar transactions in future periods. Because we corrected the carrying value of our restricted investment in marketable securities and the related charge to earnings, and as a result of the nonrecurring nature of the underlying transaction, our management believes that we have corrected this material weakness.

         During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         NAME                  AGE      POSITIONS

         Cery B. Perle         43       President, CEO and Chairman of the Board
         Edward L. Hagan       33       Secretary and director
         Richard Galterio      41       Director

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

         Richard Galterio. Mr. Galterio has been a member of our Board of Directors since July 2003. Since September 2004 he has been Chief Operating Officer, Chief Compliance Officer and Secretary of Skyebanc, Inc., an NASD member firm. From October 1998 until September 2004 he was Managing Director of Private Equity for vFinance, Inc., an investment banking firm which is a member of the NASD, a position he had held since the acquisition in September 1998 by vFinance, Inc. of First Level Capital, a NASD member firm which he co-founded in 1998. Mr. Galterio is also a member of the Board of Directors of ResQnet. During his tenure at First Level Capital, Mr. Galterio served as Compliance and Operations Director. Mr. Galterio was employed by Commonwealth Associates, an NASD member firm, from 1991 to 1998, initially in the capacity as a registered representative (1991 to 1993) and then as Managing Director (1994 to 1998) where his responsibilities included branch management and compliance. From 1986 to 1991, Mr. Galterio was Director of Research for Barry Leeds and Associates, a firm specializing in sales tracking research for the banking industry. Mr. Galterio received a B.S. in Business Management with honors from Villanova University. Mr. Galterio holds Series 27, 7 and 55 licenses from the NASD.

         There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

DIRECTOR COMPENSATION

         Members of our Board of Directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses for attending board and board committee meetings. In addition, from time to time we may also grant our Board members stock options as compensation for their services to us. During fiscal 2005, we granted each of Messrs. Hagan and Galterio options to purchase 500,000 shares of our common stock with an exercise price of $0.45 per share.

COMMITTEES OF THE BOARD OF DIRECTORS AND AUDIT COMMITTEE FINANCIAL EXPERT

         Our Board of Directors has not established any committees, including an Audit Committee or a Nominating Committee. The functions of those committees are being undertaken by the entire board as a whole. At such time as we expand our Board of Directors, we intend to establish an Audit Committee of our Board of Directors. We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

         A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to 73061 El Paso, Suite 202, Palm Desert, CA 92260.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2005 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2005, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the above Board members failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2005 except Messrs. Galterio and Hagan who failed to timely report the granting of stock options in July 2005..

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such (the "Named Executive Officers") whose annual compensation exceeded $100,000.

                                          SUMMARY COMPENSATION TABLE
                               Annual Compensation                        Long-Term Compensation
                      -------------------------------------    ---------------------------------------------
                                                                           Securities
                                               Other Annual    Restricted  Underlying  LTIP     All Other
Name and Principal    Fiscal  Salary    Bonus  Compensation    Stock        Options/   Payouts  Compensation
Position              Year    ($)       ($)    ($)             Awards ($)   SARs (#)   ($)      ($)
------------------    ----    --------  -----  ------------    ----------  ----------  -------  ------------
Cery B. Perle(1)      2005    $221,500  $   0    $14,400           $0        649,822     $0       $      0
                      2004    $221,500  $   0    $     0           $0              0     $0       $      0

Soloman Lam (2)       2004    $      0  $   0    $     0           $0              0     $0       $      0
                      2003    $      0  $   0    $     0           $0              0     $0       $      0

Clint Beckwith (3)    2004    $      0  $   0    $     0           $0              0     $0       $      0
                      2003    $      0  $   0    $     0           $0              0     $0       $216,400

_________

(1) Mr. Perle has served as our President and Chief Executive Officer since February 2004.

(2) Mr. Lam served as our President from 2000 until February 2004.

(3) Mr. Beckwith served as our Vice President of Investor Relations and was a member of our Board of Directors until February 2004. In February 2003 we issued Mr. Beckwith 90,000 shares of our common stock as compensation for his services for the period of April 2000 through December 2003 and as repayment to a loan to us in the amount of $60,000. We valued these shares at $360,000, of which $216,400 was applicable to compensation.

EMPLOYMENT AGREEMENTS

         On January 1, 2003 we entered into a two-year employment agreement with Mr. Cery B. Perle to serve as our president. The agreement automatically renewed for an additional two-year term upon its expiration, with a 10% increase in his base salary. Under the terms of this agreement, we currently pay Mr. Perle an annual base salary of $239,800. We initially granted him an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.01 per share as additional compensation. This option vested ratably over the two-year term of the agreement. Upon the renewal of the agreement in January 2006 we granted him options to purchase an additional 2,000,000 shares of common stock with an exercise price of $0.45 per share, which vest ratably over a 24-month period. The agreement also provides for an automobile allowance of $1,200 per month, paid vacation, fringe benefits commensurate with his duties and responsibilities and benefits in the event of disability, as well as containing certain non-disclosure and non-competition provisions. Under the terms of the agreement, we may terminate Mr. Perle's employment either with or without cause. If the agreement is terminated by us without good cause, or by Mr. Perle with cause, we would be obligated to pay him his base salary though the end of the term of the agreement, continue his benefits through the end of the term and all options would continue to vest during the remaining period of the term. To the extent that Mr. Perle is terminated for cause, or he voluntarily resigns, no severance benefits will be paid.

STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 2005 to the Named Executive Officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                   % OF TOTAL
               NUMBER OF SHARES    OPTIONS  GRANTED  EXERCISE OR
               UNDERLYING OPTIONS  TO EMPLOYEES IN   BASE PRICE    EXPRIRATION
NAME           GRANTED (#)         FISCAL YEAR       ($/SH)        DATE
-------------  ------------------  ----------------  ------------  -----------
Cery B. Perle        649,822            649,822      $0.001-$0.45      2010

                       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                  AND FY-END OPTION/SAR VALUES
                                           NO. OF SECURITIES
                                         UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                 SHARES                       OPTIONS AT             IN-THE-MONEY OPTIONS AT
                ACQUIRED                  DECEMBER 31, 2005             DECEMBER 31, 2005
                   ON       VALUE     ---------------------------   ---------------------------
NAME            EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-------------  ---------   --------   -----------   -------------   -----------   -------------
Cery B. Perle      0          0       1,649,822          0          $ 420,925          0

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

         Termination

         All plan options are non-assignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee shall die while our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee's right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At March 24, 2006, we had 42,768,582 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2006 by:

         o each person known by us to be the beneficial owner of more than 5% of our common stock;

         o  each of our directors;

         o  each of our executive officers; and

         o  our executive officers, directors and director nominees as a group.

         Unless otherwise indicated, the business address of each person listed is in care of at 73061 El Paso, Suite 202, Palm Desert, California 92260. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of                                      Amount and Nature of     Percentage
Beneficial Owner                             Beneficial Ownership      of Class
----------------                             --------------------      --------

Cery B. Perle(1,6) ..........................      7,519,665             17.0%
Edward L. Hagan(2) ..........................      2,225,000              5.1%
Richard Galterio(3) .........................        710,000              1.6%
All officers and directors as
 a group (three persons)(1,2,3,6) ...........     10,454,665             23.0%
First Capital Holdings International, Inc.(4)      2,806,613              6.5%
Langley Park Investment Trust PLC(5) ........      5,882,352             13.8%
Preston & Price, S.A.(6) ....................      1,500,000              3.5%
Jenell DelRio (Fontes)(7) ...................      2,497,294              5.6%
Curtis Lawler(8) ............................      2,344,108              5.3%
_________

(1) The number of shares beneficially owned by Mr. Perle includes:

         o  436,500 shares held in trust for his minor children,

         o 1,500,000 shares of common stock held by Preston & Price, S.A., over which Mr. Perle can exercise voting rights. See footnote 6 below,

         o options to purchase 1,000,000 shares of common stock with an exercise price of $0.02 per share held by Mr. Perle, and

         o options to purchase 416,665 shares of common stock with an exercise price of $0.45 per share held by Mr. Perle.

         The shares beneficially owned by Mr. Perle excludes options to purchase 1,583,335 shares of our common stock with an exercise price of $0.45 per share which have not yet vested and securities owned by his fiancee, Jenell Del Rio (Fontes), over which he disclaims any beneficial ownership. See footnote 8 below.

(2) The number of shares beneficially owned by Mr. Hagan includes:

         o  360,000 shares of our common stock held by his wife Stephanie,

         o  250,000 shares of our common stock held by his daughter, Makena
            Hagan,

         o  30,000 shares held by his son, Edward, and

         o options to purchase 600,000 shares of our common stock at exercise prices ranging from $0.45 to $1.75 per share.

         The number of shares beneficially owned by Mr. Hagan excludes 261,364 shares of common stock held by the Sandra L. Hagan Irrevocable Trust over which he disclaims beneficial ownership..

(3) The number of shares beneficially owned by Mr. Galterio includes options to purchase 500,000 shares of our common stock exercisable at $0.45 per share, options to purchase 100,000 shares of our common stock exercisable at $1.75 per share and warrants to purchase 110,000 shares of our common stock exercisable at $0.375 per share.

(4) The number of shares beneficially owned by First Capital Holdings International, Inc. includes warrants to purchase 281,250 shares of our common stock exercisable at $1.49 per share and 58,220 shares of our common stock which we are obligated to issue as a result of our failure to timely file a registration statement. Mr. Andri Athanasiou is the control person of First Capital Holdings International, Inc.

(5) Messrs. Alstair Rae and Harry Pearl are the control persons of Langley Park Investments, PLC.

(6) Mr. Cery B. Perle holds voting control over the shares owned beneficially by Preston & Price, S.A. See footnote 1 above. Mr. Peter Grut is the control person of Preston & Price, S.A.

(7) Includes 500,000 shares of our common stock issuable upon the exercise of options with an exercise price of $0.02 per share, 733,333 shares of common stock issuable upon the conversion of the $275,000 principal amount 12.5% convertible promissory debenture issued to her in March 2005 based upon a conversion price of $0.375 per share together with 256,667 shares of common stock issuable upon the exercise of a warrant with an exercise price of $0.375 per share issued in conjunction with the debenture. Ms. Fontes, an employee of our company, is Mr. Perle's fiancee. See footnote 1 above.

(8) Includes 800,000 shares of common stock issuable upon the conversion of the $300,000 principal amount 12.5% convertible promissory debenture issued to her in March 2005 based upon a conversion price of $0.375 per share together with 280,000 shares of common stock issuable upon the exercise of a warrant with an exercise price of $0.375 per share issued in conjunction with the debenture.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 2003, we advanced $23,400 to Mr. Cery B. Perle, our president, and during fiscal 2004 we paid $113,054 of personal expenses on his behalf. These amounts, which were advanced to Mr. Perle or paid on his behalf when Grass Roots was a privately held company, were repaid in full by Mr. Perle prior to December 31, 2004.

         Mr. Rich Galterio, a member of our Board of Directors, was employed by vFinance, Inc., an affiliate of vFinance Investments, Inc. vFinance Investments, Inc. acted as placement agent for us in the sale of our 8% promissory notes between October 2003 and March 2004 and the sale of our 10% secured notes between May and August 2004.

         On March 31, 2005, we sold $575,000 principal amount 12.5% convertible promissory notes to two accredited investors and issued these investors four year common stock purchase warrants to purchase an aggregate of 536,667 shares of our common stock in a private transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by
Section 4(2) of that act. The purchasers included Ms. Jenell Fontes, an employee of our company and the fiancee of Cery B. Perle our CEO and President, as well as Mr. Curtis Lawler, a principal stockholder of our company. Mr. Perle disclaims beneficial ownership of the notes and underlying securities owned by Ms. Fontes.

ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

2.1      Acquisition Agreement and Plan of Merger(3)

2.2      Agreement and Plan of Merger(4)

3.1      Certificate of Incorporation(1)

3.2      By-Laws (1)

3.3      Certificate of Incorporation, as amended(2)

3.4      Certificate of Amendment to the Certificate of Incorporation(5)

3.5      Certificate of Amendment to the Certificate of Incorporation (9)

4.1      Form of 8% promissory note (12)

4.2      Form of 10% secured note (9)

4.3 Form of Investor Warrant to Purchase Common Stock issued with 8% promissory note (12)

4.4      Form of Common Stock Purchase Warrant issued with 10% secured note (12)

4.5 Form of Common Stock Purchase Warrant issued to Robinson Reed Inc. and First Capital Holdings International, Inc.(12)

4.6      Form of $0.75 Investor Warrant (12)

4.7 $275,000 principal amount 12.5% convertible promissory debenture dated March 31, 2005 issued to Jenell Fontes (11).

4.8 $300,000 principal amount 12.5% convertible promissory debenture dated March 31, 2005 issued to Curtis Lawler (11)

4.9 Common stock purchase warrant issued March 31, 2005 to purchase 256,667 shares of common stock issued to Jenell Fontes (11)

4.10 Common stock purchase warrant issued March 31, 2005 to purchase 280,000 shares of common stock issued to Curtis Lawler (11)

4.11     Form of $1.30 common stock purchase warrant (14)

10.1     2002 Stock Option and Stock Award Plan (7)

10.2     Lease for principal executive offices (12)

10.3     Stock Purchase Agreement with Langley Park Investments PLC (10)

10.4     Escrow Agreement with Langley Park (12)

10.5     Employment Agreement with Cery B. Perle (12)

10.6     Common Stock and Warrant Purchase Agreement dated as of August 27, 2004
         (10)

10.7     Registration Rights Agreement dated as of August 27, 2004 (10)

10.8 Amendment No. 1 to Common Stock and Warrant Purchase Agreement dated as of November 2, 2004 (10)

10.9 Settlement Agreement and Release between Newport International Group, Inc., Robinson Reed, Inc., First Capital Holdings International, Inc., Continental Blue Limited and E-Holdings, Inc. (12)

10.10    Finder's Fee Agreement with E-Holdings, Inc. (12)

10.11    Supplier Agreement with CompUSA (13)

10.12 Form of Settlement Agreement between Newport International Group, Inc, Robinson Reed, Inc. and First Capital Holdings International, Inc. (15)

14.1 Code of Business Conduct and Ethics and Code of Ethics for the Chief Executive Officer and Senior Financial Officers (14)

21.1     Subsidiaries of the registrant (12)

23.1     Consent of Sherb & Co. LLP *

31.1     Section 302 Certification of Chief Executive Officer *

31.2     Section 302 Certification of Principal Accounting Officer *

32.1     Section 906 Certification of Chief Executive Officer *

__________

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

(11) Incorporated by reference to the Report on Form 8-K as filed with the SEC on May 5, 2005.

(12) Incorporated by reference to the registration statement on Form SB-2, as amended, file number 333-123096, as declared effective on May 19, 2005.

(13) Incorporated by reference to the Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2005. Portions of this agreement have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

(14) Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-128980, as amended, as declared effective by the SEC on November 14, 2005.

(15) Incorporated by reference to the Report on Form 8-K as filed with the SEC on December 15, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Sherb & Co, LLP served as our independent registered public accounting firm for fiscal 2005 and fiscal 2004. The following table shows the fees that were billed for the audit and other services provided by the firm for fiscal 2005 and 2004.

                             Fiscal 2005     Fiscal 2004
                             -----------     -----------

Audit Fees ...........         $57,870         $66,950
Audit-Related Fees ...               0               0
Tax Fees .............               0               0
All Other Fees .......               0               0
                               -------         -------
         Total .......         $57,870         $66,950
                               =======         =======

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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2005 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Newport International Group, Inc.


April 14, 2006                    By: /s/ Cery B. Perle
                                      -----------------
                                      Cery B. Perle, CEO and President,
                                      principal executive officer and
                                      principal financial and accounting officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                          Title                          Date

/s/ Cery B. Perle         President, Chief Executive Officer,     April 14, 2006
-----------------
Cery B. Perle             principal executive officer and
                          principal accounting officer

/s/ Edward L. Hagan       Secretary and director                  April 14, 2006
--------------------
Edward L. Hagan

/s/ Richard Galterio      Director                                April 14, 2006
--------------------
Richard Galterio

                        NEWPORT INTERNATIONAL GROUP, INC

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

REPORTS OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS .......   F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheet ...........................................   F-3

Consolidated Statements of Operations ................................   F-4

Consolidated Statements of Stockholders' Deficit .....................   F-5

Consolidated Statements of Cash Flows ................................   F-6

Notes of Consolidated Financial Statements ...........................F-7 - F-31

                                         1900 NW Corporate Blvd., Suite 210 East
                                                       Boca Raton, Florida 33431
                                                               Tel. 561-886-4200
                                                               Fax. 561-886-3330
                                                        e-mail:info@sherbcpa.com

SHERB & CO., LLP                                 Offices in New York and Florida
________________________________________________________________________________

Certified Public Accountants


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Newport International Group, Inc.


We have audited the accompanying consolidated balance sheet of Newport International Group, Inc. and its Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newport International Group, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses, cash used in operations and working capital deficit of $7,831,803, $4,098,271 and $6,875,701 respectively, for the year ended December 31, 2005. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ Sherb & Co., LLP
                                       Certified Public Accountants

Boca Raton, Florida
March 31, 2006

                        NEWPORT INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005

                                     ASSETS
Current Assets:
  Cash ..........................................................  $    165,938
  Accounts receivable, net of provision for returns of $233,037 .             -
  Restricted cash ...............................................        60,000
                                                                   ------------
     Total current assets .......................................       225,938

  Restricted investment in marketable securities, adjusted for
   unrealized appreciation ......................................       246,430
  Property and equipment, net of accumulated depreciation
   of $118,962 ..................................................       330,586
  Deferred financing costs, net of accumulated amortization
   of $309,991 ..................................................        42,720
  Other assets ..................................................        27,983
                                                                   ------------

     Total assets ...............................................  $    873,657
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .........................  $    506,572
  Current portion of capitalized lease obligations ..............         6,932
  8% Convertible promissory notes, net of debt discount
   of $98,898 ...................................................       694,421
  Accrued interest on convertible promissory notes ..............        37,575
  Deferred revenues .............................................        12,684
  Derivative liabilities ........................................     5,828,454
  Due to stockholder ............................................        15,000
                                                                   ------------

     Total current liabilities ..................................     7,101,638

  12.5% Convertible promissory notes, net of debt discount
   of $380,147 ..................................................       269,853
  Other liabilities .............................................         6,425
                                                                   ------------

     Total liabilities ..........................................     7,377,916

Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares authorized,
   none issued and outstanding ..................................             -
  Common stock; $.001 par value, 150,000,000 shares authorized,
   38,682,726 issued and outstanding ............................        38,683
  Additional paid-in capital ....................................    28,106,370
  Accumulated deficit ...........................................   (33,081,350)
  Deferred compensation .........................................    (1,680,471)
  Accumulated comprehensive income ..............................       112,509
                                                                   ------------

     Total stockholders' deficit ................................    (6,504,259)
                                                                   ------------

     Total liabilities and stockholders' deficit ................  $    873,657
                                                                   ============

                 See Notes to Consolidated Financial Statements.

                        NEWPORT INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the years ended
                                                            December 31,
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------
                                                                    (restated)
Revenues .........................................  $     23,920   $     10,583
                                                    ------------   ------------

Operating expenses:
  Research and development .......................       782,150        722,113
  Amortization of deferred compensation ..........       834,404              -
  Stock-based compensation .......................       456,631      1,081,914
  Sales, general and administrative ..............     3,915,331      5,003,994
                                                    ------------   ------------

     Total operating expenses ....................     5,988,516      6,808,021
                                                    ------------   ------------

     Operating loss ..............................    (5,964,596)    (6,797,438)
                                                    ------------   ------------

Other income (expenses)-derivative liabilities ...    11,689,725     (5,139,975)
Settlement with stockholders .....................      (730,000)    (2,775,000)
Unrealized loss-transfer of available-for-sale
 securities to trading securities ................    (4,999,263)             -
Realized loss-trading securities .................      (270,384)             -
Realized loss-restricted investment ..............    (5,777,843)             -
Interest expense .................................    (1,779,442)    (5,096,187)
                                                    ------------   ------------
     Total other expenses, net ...................    (1,867,207)   (13,011,162)

Net loss .........................................  $ (7,831,803)  $(19,808,600)
                                                    ============   ============

Transfer of previous unrealized loss on
 restricted investment ...........................     4,999,263              -
Transfer of available-for-sale securities to
 trading securities ..............................     4,999,263              -
Unrealized gain (loss)-restricted investment .....       112,509     (9,998,526)
                                                    ------------   ------------

Comprehensive income (loss) ......................  $  2,279,232   $(29,807,126)
                                                    ============   ============

Basic and diluted net loss per common share ......  $      (0.26)  $      (1.12)
                                                    ============   ============

Basic and diluted weighted average common
shares outstanding ...............................    30,311,261     17,608,577
                                                    ============   ============

                 See Notes to Consolidated Financial Statements.

                                       NEWPORT INTERNATIONAL GROUP, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                            FOR THE PERIOD FROM JANUARY 1, 2004 TO DECEMBER 31, 2005


                                                       Common Stock               Additional
                                               -----------------------------       Paid-in        Accumulated
                                                  Shares           Amount          Capital          Deficit
                                               ------------     ------------     ------------     ------------
Balance at January 1, 2004 ................      12,304,353     $     12,304     $  4,778,411     $ (5,440,947)


Issuance of common stock pursuant to the
 merger with GrassRoots ...................       1,009,112            1,009         (779,181)               -
Cancellation of common stock  issued
 pursuant to extinghushment of debt .......        (530,000)            (530)               -                -
Issuance of common stock pursuant to the
 settlement of pre-merger obligations .....       1,365,000            1,365        4,025,385                -
Issuance of common stock pursuant to
 exercise of stock options ................         187,500              188          188,063                -
Issuance of common stock for cash, net of
 financing costs ..........................       4,500,000            4,500        2,046,531                -
Issuance of common stock in connection with
 settlement with stockholders .............       1,500,000            1,500        2,773,500                -
Issuance of common stock pursuant to a
 share exchange agreement .................       5,882,352            5,882       11,817,646                -
Issuance of common stock to pay interest on
 convertible promissory notes .............          48,921               49          108,504                -
Issuance of common stock to partially repay
 convertible promissory notes .............          40,000               40           59,960                -
Issuance of common stock to consultants and
 a reseller for services rendered .........         172,500              173          327,952                -
Issuance of common stock for failure to
 timely file registration statement .......          20,323               20           37,943                -
Cancellation of shares issued to a reseller        (100,000)            (100)               -                -
Fair value of options issued to employees .               -                -        1,081,914                -
Reclassification of equity contract to
 derivative liability .....................               -                -       (5,115,602)               -
Unrealized loss on investment in marketable
 securities ...............................               -                -                -                -
Net loss ..................................               -                -                -      (19,808,600)
                                               ------------     ------------     ------------     ------------
                                                 26,400,061     $     26,400     $ 21,351,026     $(25,249,547)
                                               ============     ============     ============     ============

Issuance of common stock pursuant to
 exercise of stock options ................         652,643              653           18,107                -
Issuance of common stock for cash, net of
 financing costs ..........................       2,779,543            2,780        1,312,859                -
Issuance of common stock in connection with
 settlement with stockholders .............       1,000,000            1,000          589,667                -
Issuance of common stock to pay interest on
 convertible promissory notes .............         237,582              237          158,808                -
Issuance of common stock to partially repay
 convertible promissory notes .............          75,610               75           48,675                -
Issuance of common stock to consultants for
 services rendered ........................       3,915,500            3,916        2,513,399                -
Issuance of common stock for failure to
 timely file registration statement .......          92,903               93          132,758                -
Issuance of common stock pursuant to
 conversion of convertible promissory notes       2,508,644            2,509          938,232                -
Issuance of common stock to partially
 satisfy accounts payable .................         259,489              259          306,375                -
Issuance of common stock pursuant to the
 exercise of warrants .....................         760,751              761          279,833                -
Fair value of options issued to employees .               -                -          456,631                -
Amortization of deferred compensation .....               -                -                -                -
Transfer of unrealized loss on restricted
 investment ...............................               -                -                -                -
Transfer of available-for-sale securities .               -                -                -                -
Unrealized gain on investment in marketable
 securities ...............................               -                -                -                -
Net loss ..................................               -                -                -       (7,831,803)
                                               ------------     ------------     ------------     ------------
                                                 38,682,726     $     38,683     $ 28,106,370     $(33,081,350)
                                               ============     ============     ============     ============
                                                                                                  (continued)

                                See Notes to Consolidated Financial Statements.

                                                      F-5A

                                       NEWPORT INTERNATIONAL GROUP, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                            FOR THE PERIOD FROM JANUARY 1, 2004 TO DECEMBER 31, 2005
                                                  (continued)
                                                Accumulated
                                                   Other
                                               Comprehensive              Deferred
                                                   Loss                 Compensation                  Total
                                               -------------            ------------              ------------
Balance at January 1, 2004 ................     $         -             $          -              $   (650,232)


Issuance of common stock pursuant to the
 merger with GrassRoots ...................               -                        -                  (778,172)
Cancellation of common stock  issued
 pursuant to extinghushment of debt .......               -                        -                      (530)
Issuance of common stock pursuant to the
 settlement of pre-merger obligations .....               -                        -                 4,026,750
Issuance of common stock pursuant to
 exercise of stock options ................               -                        -                   188,251
Issuance of common stock for cash, net of
 financing costs ..........................               -                        -                 2,051,031
Issuance of common stock in connection with
 settlement with stockholders .............               -                        -                 2,775,000
Issuance of common stock pursuant to a
 share exchange agreement .................               -                        -                11,823,528
Issuance of common stock to pay interest on
 convertible promissory notes .............               -                        -                   108,553
Issuance of common stock to partially repay
 convertible promissory notes .............               -                        -                    60,000
Issuance of common stock to consultants and
 a reseller for services rendered .........               -                        -                   328,125
Issuance of common stock for failure to
 timely file registration statement .......               -                        -                    37,963
Cancellation of shares issued to a reseller               -                        -                      (100)
Fair value of options issued to employees .               -                        -                 1,081,914
Reclassification of equity contract to
 derivative liability .....................               -                        -                (5,115,602)
Unrealized loss on investment in marketable
 securities ...............................      (9,998,526)                       -                (9,998,526)
Net loss ..................................               -                        -               (19,808,600)
                                                -----------             ------------              ------------
                                                $(9,998,526)            $          -              $(13,870,647)
                                                ===========             ============              ============

Issuance of common stock pursuant to
 exercise of stock options ................               -                        -                    18,760
Issuance of common stock for cash, net of
 financing costs ..........................               -                        -                 1,315,639
Issuance of common stock in connection with
 settlement with stockholders .............               -                        -                   590,667
Issuance of common stock to pay interest on
 convertible promissory notes .............               -                        -                   159,045
Issuance of common stock to partially repay
 convertible promissory notes .............               -                        -                    48,750
Issuance of common stock to consultants for
 services rendered ........................               -               (2,503,875)                   13,440
Issuance of common stock for failure to
 timely file registration statement .......               -                        -                   132,851
Issuance of common stock pursuant to
 conversion of convertible promissory notes               -                        -                   940,741
Issuance of common stock to partially
 satisfy accounts payable .................               -                        -                   306,634
Issuance of common stock pursuant to the
 exercise of warrants .....................               -                        -                   280,594
Fair value of options issued to employees .               -                        -                   456,631
Amortization of deferred compensation .....               -                  823,404                   823,404
Transfer of unrealized loss on restricted
 investment ...............................       4,999,263                        -                 4,999,263
Transfer of available-for-sale securities .       4,999,263                        -                 4,999,263
Unrealized gain on investment in marketable
 securities ...............................         112,509                        -                   112,509
Net loss ..................................               -                        -                (7,831,803)
                                                -----------             ------------              ------------
                                                $   112,509             $ (1,680,471)             $ (6,504,259)
                                                ===========             ============              ============


                                See Notes to Consolidated Financial Statements.

                                                      F-5B

                                       NEWPORT INTERNATIONAL GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the years ended December 31,

                                                                                     2005             2004
                                                                                 ------------     ------------
Cash flows from operating activities:
Net loss ....................................................................    $ (7,831,803)    $(19,808,600)
Adjustments to reconcile net loss to net cash used in operating activities:
  Unrealized loss-transfer of available-for-sale securities to
   trading securities .......................................................       4,999,263                -
  Fair value of derivatives .................................................     (11,684,925)       5,459,174
  Fair value of options isued to employees ..................................         456,631        1,081,914
  Realized loss-trading securities ..........................................         270,384                -
  Realized loss- restricted investment ......................................       5,777,843                -
  Amortization of debt discount .............................................       1,339,387        1,026,557
  Amortization of deferred compensation .....................................         823,404                -
  Fair value of shares issued in connection with the settlement
   of pre-merger obligations ................................................               -        3,482,382
  Fair value of shares of common stock isued in payment of
   interest on promissory notes .............................................         159,045          108,553
  Excess of fair value of shares issued in satisfaction of accounts payable .         181,634                -
  Fair value of shares issued in connection with the failure
   to timely file the registration statement ................................         132,851           37,963
  Fair value of shares issued in connection with services rendered ..........          13,440          134,125
  Depreciation ..............................................................          90,838           94,868
  Amortization of deferred financing costs ..................................         112,316          197,675

  Fair value of shares issued in connection with settlement with stockholders         730,000        2,775,000
  Common stock issued in connection with note payable .......................               -          194,000
  Provision for returns .....................................................         233,037                -
 Changes in operating assets and liabilities:
  Other assets ..............................................................          33,318          (30,073)
  Due from related party ....................................................               -           23,400
  Accounts payable and accrued expenses .....................................         284,319          118,693
  Accounts receivable .......................................................        (233,037)               -
  Deferred revenues .........................................................          12,684                -
  Accrued interest on note receivable .......................................           1,200                -
  Accrued interest on convertible promissory notes ..........................            (100)          44,451
                                                                                 ------------     ------------

Net cash used in operating activities .......................................      (4,098,271)      (5,059,918)
                                                                                 ------------     ------------

Cash flows from investing activities:
  Cash acquired from merger .................................................               -           16,196
  Proceeds from disposition of trading securities ...........................         642,117                -
  Investment in restricted cash .............................................         (60,000)               -
  Proceeds from disposition of marketable securities ........................          68,925                -
  Proceeds from note receivable .............................................          85,000                -
  Purchase of note receivable ...............................................               -          (85,000)
  Purchase of marketable security ...........................................               -          (70,125)
  Purchases of property and equipment .......................................        (310,770)        (129,338)
                                                                                 ------------     ------------

Net cash (used in) provided by investing activities .........................         425,272         (268,267)
                                                                                 ------------     ------------

Cash flows from financing activities:
  Principal repayments on lease obligations .................................         (10,566)          (9,730)
  Proceeds from issuance of convertible promissory notes ....................         650,000        1,752,276
  Proceeds from issuance of shares ..........................................       1,528,750        6,068,982
  Advances from stockholder .................................................               -          215,000
  Proceeds from exercise of warrants ........................................         280,594                -
  Proceeds from exercise of stock options ...................................          18,761              750
  Payments of convertible promissory notes ..................................        (265,000)        (381,250)
  Payments of financing costs ...............................................         (35,375)        (229,000)
  Payments of deferred financing costs ......................................               -         (247,772)
  Payments of notes payable .................................................               -         (250,000)
                                                                                 ------------     ------------

Net cash provided by financing activities ...................................       2,167,164        6,919,256
                                                                                 ------------     ------------

Decrease in cash ............................................................      (1,505,835)       1,591,071

Cash, beginning of period ...................................................       1,671,773           80,702
                                                                                 ------------     ------------

Cash, end of period .........................................................    $    165,938     $  1,671,773
                                                                                 ============     ============
                                                                                                   (continued)
                                See Notes to Consolidated Financial Statements.

                                                      F-6A

                                       NEWPORT INTERNATIONAL GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the years ended December 31,
                                                  (continued)
                                                                                     2005             2004
                                                                                 ------------     ------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ....................................    $      3,909     $     18,768
                                                                                 ============     ============

  Cash paid during the year for taxes .......................................    $          -     $          -
                                                                                 ============     ============

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants and embedded conversion features issued in connection with the issuance of the convertible notes and
corresponding increase in derivative liabilities ............................    $    650,000     $  1,349,273
                                                                                 ============     ============

Fair value of warrants issued to placement agent in connection with the issuance of the convertible notes and corresponding increase in
deferred financing costs ....................................................    $          -     $     51,101
                                                                                 ============     ============

Fair value of warrants and embedded conversion features issued in connection with the issuance of shares of common stock and
corresponding increase in derivative liabilities ............................    $    317,069     $  3,788,951
                                                                                 ============     ============

Fair value of issuance of common stock in connection with the
setllement of pre-merger obligations ........................................    $          -     $    544,368
                                                                                 ============     ============

Conversion of convertible promissory notes in shares of common stock ........    $    940,774     $          -
                                                                                 ============     ============

Fair value of shares issued for services rendered and corresponding
increase to deferred compensation ...........................................    $  2,503,875     $          -
                                                                                 ============     ============

Advance from a stockholder converted into an exercise of stock options ......               -     $    187,500
                                                                                 ============     ============

Advances from a stockholder converted into convertible promissory notes .....               -     $     40,000
                                                                                 ============     ============

Fair value of shares issued to partially satisfy convertible promissory notes               -     $     60,000
                                                                                 ============     ============

Exchange of shares for restricted investment ................................               -     $ 11,823,528
                                                                                 ============     ============

                                See Notes to Consolidated Financial Statements.

                                                      F-6B

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002, and has incurred net losses of approximately $33.1 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the valuation of embedded conversion features, freestanding warrants and liquidated damages granted to certain stockholders, noteholders and warrants issued to consultants. Actual results will differ from these estimates.

LOSS PER SHARE

Loss per share is based on the weighted average number of common shares outstanding. The outstanding warrants and stock options amounting to 5,130,016 and 8,953,444, respectively, as of December 31, 2005, and the outstanding warrants and stock options as of December 31, 2004 are excluded from the loss per share computation due to their antidilutive effect.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, derivative liabilities, and due to stockholder approximate their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the convertible notes approximates the estimated fair value for these financial instruments as management believes that such convertible notes constitute substantially all of the Company's debt and the interest payable on the convertible notes approximates the Company's incremental borrowing rate.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company holds 3,242,420 shares of the Investee in an escrow account which may not be released without the Investee's permission until August 2006.Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities. The Company adjusted the carrying value of the restricted investment to $133,921 at June 30, 2005 to reflect an other-than temporary impairment amounting to approximately $5.8 million and has been recognized as realized loss in earnings. Any of the restricted investment's future unrealized gain or loss, except for other-than-temporary impairment, are recognized as an element of comprehensive income.

During July 2005, the Company sold 3,242,420 shares of the Investee used as collateral for the Company's possible obligation to repurchase 2,500,000 shares it has issued in a private placement during November 2004 ("Put Option"), generating proceeds of approximately $640,000.The decrease in the carrying and the fair value of this investment of approximately $5.3 million as of June 30, 2005 has been recorded as unrealized loss in the statement of operations of approximately $5.0 million and as a realized loss of approximately $270,000.

COMPREHENSIVE LOSS

Comprehensive loss is defined as a change in equity during the period from transactions and other events and circumstances from non-owner resources. Included in this category are the following:

      o Transfer of the unrealized of available for-sale securities to trading securities resulting from the change of classification of the Investee shares used as collateral for the Put Option amounting to approximately $5.0 million during 2005

      o Transfer of previously recognized unrealized loss on the Company's restricted invesment in marketable securities amounting to approximately $5.0 million during 2005.

      o Unrealized gain of approximately $113,000 resulting from an increase in the fair value of the restricted investment in marketable securities from June 30, 2005 to December 31, 2005.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      o Unrealized loss on restricted investment in marketable securities and Investee shares used as collateral for the Put Option both amounting to approximately $10.0 million during 2004, which represent the difference between the fair value of such investments at December 31, 2004 and their initial carrying value.

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of December 31, 2005.

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25. As permitted by SFAS No. 123, as amended by SFAS No. 148, the Company has chosen to continue to account for its employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148. Had employee stock based compensation cost been determined using the fair value method the Company's net loss for the respective nine-month period ended December 31 would have been adjusted to the proforma amounts indicated below:

                                                        2005           2004
                                                        ----           ----

Net loss as reported .............................  $ (7,831,000)  $(19,808,600)
Add:
 Stock-based compensation expense included in
 reported net loss, net of related tax effects ...       456,631        858,994
Deduct:
 Total stock-based compensation expense
 under fair value based method for all awards,
 net of related tax effects ......................    (1,902,127)    (2,801,017)
                                                    ------------   ------------

Pro forma net loss ...............................  $ (9,276,496)  $(21,750,623)
                                                    ============   ============

Basic and diluted loss per share as reported .....  $      (0.26)  $      (1.12)
                                                    ============   ============
Basic and diluted proforma .......................  $      (0.31)  $      (1.24)
                                                    ============   ============

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years.

The fair value of the options granted during 2005 and 2004 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.32%-4.39% and 3.0%, respectively; stock volatility of 36%-86% and 42%, respectively; no dividends; and estimated life of 36 months.

DERIVATIVE LIABILITIES

The Company accounts for its liquidated damages pursuant to Emerging Issue Task Force ("EITF ")05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 05-04, View C, the liquidated damages paid in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION, ACCOUNTS RECEIVABLE, AND PROVISION FOR RETURNS

Revenue is recognized when it is earned. The Company's revenue recognition policies are in compliance with SOP 97-2 Software Revenue Recognition (as amended by SOP 98-4 and SOP 98-9) and related interpretations.

The Company markets its software through multiple channel resellers and retail stores. The Company provides for unlimited rights of return to its customers. The Company has only recently licensed its products through such multiple channels and does not have a historical pattern of returns. Additionally, such customers generally pay software vendors based on their own sell-thru and return the unsold products to the software vendor. The customers have not returned any products at December 31, 2005.Accordingly, the Company provides for a provision for returns for all outstanding receivables until the customers return the products or the customers pay their invoices. The outstanding gross receivables at December 31, 2005 amounted to approximately $233,000.The Company has recorded a corresponding amount as provision for returns at December 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006.The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In November 2004, the Financial Accounting Standards Board issued Statement No. 151 (SFAS 151), Inventory costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company currently believes that the adoption of SFAS 151 will not have a material impact on its financial position, results of operations and cash flows.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS 123R will have a material impact on its results of operations. We are evaluating the requirements of SFAS No. 123(R) and SAB 107 to assess what impact its adoption will have on our financial position, results of operations and cash flows. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.

In May 2005, the Financial Accounting Standard Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19".EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on our financial statements.

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements.

In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation at December 31, 2005 consist of the following:

Computer equipment ....................     $ 449,548
Accumulated depreciation ..............      (118,962)
                                            ---------
Property and equipment, net ...........     $ 330,586
                                            =========

Depreciation expense amounted to approximately $91,000 and $95,000 during 2005 and 2004, respectively.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following as of December 31, 2005:

8% Convertible promissory notes, bearing interest at 8% per annum, maturing on March 1, 2006. Interest payable March 31, 2004 and every quarter thereafter either in cash or common stock. Interest paid in common stock is convertible using the 10-day average closing bid of the stock prior to the end of the quarter. Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related
warrants. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate of
$0.375. ...........................................................   $ 793,319

Less: unamortized discount ........................................     (98,898)
                                                                      ---------

Convertible promissory notes-long-term ............................   $ 694,121
                                                                      =========

12.5% Convertible promissory notes, bearing interest at 12.5% per annum, maturing between March and June 2007. Interest payable June
30, 2005 and every quarter thereafter either in cash or common stock. Interest paid in common stock is convertible using the 5-day average closing price of the stock prior to the end of the quarter.
Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. The promissory notes are convertible into shares of
common stock at a rate of $0.375. .................................   $ 650,000

Less: unamortized discount ........................................    (380,147)
                                                                      ---------

Convertible promissory notes-short term ...........................   $ 269,853
                                                                      =========

In connection with the issuance of the 8% convertible promissory notes, the Company issued 1,501,875 warrants to purchase common stock of the Company at an exercise price of $1.25 per share during 2004. The warrants are exercisable for a period of five years.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The convertible rates for the 8% convertible promissory notes interest accrued as of December 31, 2005 amounted to $0.67 per share. The Company issued 237,582 and 48,921 shares in connection with the payment of interest on the 8% convertible promissory notes during 2005 and 2004, respectively. The fair value of such shares issued during 2005 and 2004 amounted to approximately $159,000 and $109,000, respectively. Furthermore, the Company issued 43,151 shares in January 2006 in connection with the payment of accrued interest of approximately $37,000 as of December 31, 2005.

During 2005, the Company satisfied the remaining 10% Convertible Promissory Notes amounting to $325,000 by paying $265,000 and issuing 75,000 shares of common stock. The fair value of the shares of common stock amounted to $48,750.

During 2005, certain noteholders of 8% convertible promissory notes converted their promissory notes and accrued interest amounting to approximately $940,000 in 2,508,644 shares of common stock.

During 2005 and 2004, the Company received $650,000 and $1,791,335, respectively, in consideration for the issuance of the convertible promissory notes.

In the event the Company issues any shares of its common stock or issues any options, warrants, convertible preferred stock or convertible debt issuable or convertible into common stock of the Company at an exercise price or conversion price per share less than $0.75 per share within two years following the closing of the 8% Convertible Promissory Notes, then the exercise price of the warrants issued pursuant to the Follow-on Financing will reset to such lower price. As of December 31, 2005, the exercise price of such warrants are $0.375.

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

Our 8% Convertible Promissory Notes mature on March 1, 2006. The Company is negotiating with the noteholders to satisfy these notes with the issuance of its shares of common stock.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

Amortization of the debt discount and amortization of the deferred financing costs amounted to approximately $1.3 million and $132,000 and $1.0 million and $198,000 during 2005 and 2004, respectively, and are included in interest expense in the accompanying consolidated statements of operations.

Accrued interest on the Convertible Promissory Notes amounted to approximately $40,000 as of December 31, 2005.


NOTE 5 - DERIVATIVE LIABILITIES

During March 2004, the Company closed its 8% Convertible Promissory Notes private placement. In connection with the issuance of the 8% Convertible Promissory Notes, the Company granted a subsequent financing conversion reset right which expires on March 1, 2006. The subsequent financing conversion reset is considered an embedded conversion feature pursuant to EITF Issue No. 00-19. Additionally, because there is no explicit number of shares that are to be delivered upon satisfaction of subsequent financing conversion reset feature, the Company is unable to assert that it had sufficient authorized and unissued shares to settle such feature. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and options issued to non-employees pursuant to rendered services as well as those issued in the future, would be classified as liabilities, effective with the granting of the subsequent financing conversion reset feature.

The Company recognized liabilities for the following derivatives at the date of their issuance during 2004 and 2005, respectively:

                                          At issuance-2004      At issuance-2005
                                          ----------------      ----------------
Embedded conversion
Features-
8% convertible notes ............           $ 8,635,768           $         -
10% convertible notes ...........               169,575                     -
12.5% convertible notes .........                     -               934,000
Freestanding warrants and options
8% convertible notes ............             7,914,600                     -
10% convertible notes ...........               302,575                     -
12.5% convertible notes .........                     -               273,620
Other warrants and options ......             5,745,602               531,836
Common stock subject to put .....             2,602,076                     -
Liquidated damages ..............               556,875               139,333
                                            -----------           -----------
                                            $25,927,071           $ 1,878,789

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DERIVATIVE LIABILITIES (CONTINUED)

The fair value of the derivative liabilities at December 31, 2004 and 2005 are as follows:

                                    At December 31, 2004    At December 31, 2005
                                    --------------------    --------------------
Embedded conversion
Features-
8% convertible notes ............        $ 4,265,861            $ 1,205,890
10% convertible notes ...........             66,625                      -
12.5% convertible notes .........                  -              1,040,000
Freestanding warrants and options
8% convertible notes ............          4,451,963              1,124,614
10% convertible notes ...........            349,125                 49,875
12.5% convertible notes .........                  -                286,080
Other warrants and options ......          4,332,301                915,995
Common stock subject to put .....          2,594,268              1,066,667
Liquidated damages ..............            486,167                139,333
                                         -----------            -----------
                                         $16,546,310            $ 5,828,454

The Company used the following assumptions to measure the identified derivatives as follows:

Embedded conversion feature-Convertible Promissory Notes and Common Stock Subject to Put:

                                 At their date of issuance  At December 31, 2005
                                 -------------------------  --------------------

Market price: ...................        $ 0.62-3.20            $      0.75
Conversion price: ...............        $0.375-2.00            $     0.375
Term: ...........................            2 years          0.16-1.33 years
Volatitlity: ....................             42-86%                    43%
Risk-free interest rate: ........          3.0-3.32%                  4.39%
Maximum liability:
8% convertible notes ............        $ 2,601,135            $ 1,190,024
10% convertible notes ...........            665,000                      -
12.5% convertible notes .........            975,000                975,000

Liquidated damages:

                                         At issuance        At December 31, 2005
                                         -----------        --------------------

Market price: ...................        $      2.13            $      0.75
Exercise price: .................        $      2.13            $      0.75
Term: ...........................            2 years             1.83 years
Volatitlity: ....................             42-43%                    43%
Risk-free interest rate: ........          3.0-4.39%                  4.39%
Maximum liability: ..............        $ 1,012,500            $   733,333

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DERIVATIVE LIABILITIES (CONTINUED)

Freestanding warrants and options

                                         At issuance        At December 31, 2005
                                         -----------        --------------------

Market price: ...................        $ 0.40-3.20            $      0.75
Exercise price: .................        $0.188-1.75            $0.188-1.75
Term: ...........................          3-5 years            3-4.5 years
Volatitlity: ....................             42-88%                    43%
Risk-free interest rate: ........          3.0-4.39%                  4.39%
Outstanding other
options and warrants ............          8,132,017              6,252,516

The embedded conversion features are as follows:

Reset Feature Following Subsequent Financing-8% and 12.5% Convertible Promissory notes: 50%, which is the effective discount to market value the Company would offer in the event we provide for a subsequent private placement financing

Liquidated Damage Clause: 22.5%, which is the difference, in months between the time the underlying shares are free-trading and the grace period to obtain a registration statement, multiplied by the liquidated damage rate of 1% per month.

Common stock subject to put: 25%, which is the effective discount to market value assuming that the putholders convert 2,500,000 shares in convertible promissory notes.

During 2004 and 2005, the Company allocated $2,206,420 and $650,000, respectively, of the fair value of the derivatives issued in connection with convertible promissory notes, at their date of issuance, to debt discount. The excess of the fair value of the derivative liabilities over the debt discount has been recognized as other expense, which amounts to $14.8 million and $284,000 during 2004 and 2005, respectively.

During 2005 and 2004, the Company allocated approximately $318,000 and $3.8 million of the fair value of the derivatives to the net value of the issuance of shares of common stock as additional consideration provided to such stockholders and has been recorded as an offset to additional paid-in capital

The aggregate fair value of all derivative liabilities upon issuance of the various debt and equity instruments amounted to approximately $1.9 million and $25.9 million during 2005 and 2004. The decrease in fair value of the derivative liabilities between the date of their issuance and the balance sheet date, amounted to $11.6 million and $9.4 million during 2005 and 2004, respectively. The decrease in fair value of the derivative liabilities has been recognized as other income.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCE OF COMMON STOCK PURSUANT TO A SETTLEMENT OF DEBT

During February 2004, pursuant to a notification of default by the holder, the Company settled its outstanding notes to a stockholder, its affiliated entity and other participants. In connection with the settlement of all debt (the $370,000 convertible debenture and the $10,000 loan along with the related accrued loan premium of $100,000 and accrued interest of $158,368 due to a stockholder, and the loan of $100,000 along with the accrued loan premium of $50,000 and accrued interest of $6,000 to an affiliated entity), the Company disbursed $250,000 in cash and 1,365,000 shares of common stock, and 530,000 shares of common stock were returned to the Company for cancellation, which generated an interest expense of approximately $3.5 million 2004.

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

During, 2005 and 2004, the Company issued 3,915,500 and 72,500 shares of common stock to consultants for services performed. The fair value of such shares amounted to approximately $2.5 million and $134,000. During 2005, the Company recognized approximately $2.5 million as deferred compensation. The amortization of the deferred compensation amounted to approximately $823,000 during 2005. The nature of the services rendered in connection with the issuance of these shares were for marketing and strategic planning purposes.

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The convertible rates for the 8% convertible promissory notes interest accrued as of December 31, 2005 amounted to $0.67 per share. The Company issued 237,582 and 48,921 shares in connection with the payment of interest on the 8% convertible promissory notes during 2005 and 2004, respectively. The fair value of such shares issued during 2005 and 2004 amounted to approximately $159,000 and $109,000, respectively. Furthermore, the Company issued 43,151 shares in January 2006 in connection with the payment of accrued interest of approximately $37,000 as of December 31, 2005.

ISSUANCE OF COMMON STOCK PURSUANT TO FAILURE TO TIMELY FILE REGISTRATION
STATEMENT

The Company issued 92,903 and 20,323 shares of common stock pursuant to its failure to timely file its registration statement during 2005 and 2004, respectively. The fair value of such shares amounted to approximately $133,000 and $38,000, respectively.

ISSUANCE OF COMMON STOCK PURSUANT TO A STOCK-EXCHANGE AGREEMENT

The Company has entered into a consulting agreement with a third-party in connection with the stock exchange agreement with the Investee. Pursuant to this agreement, the Company committed to the following compensation for services rendered by the consultant:

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

    1)   to transfer 877,500 shares of the Investee,

    2) to provide an option to the consultant whereby the Company agrees to repurchase all Investee's shares held by the consultant at $1.82 per share ("Option Price") by August 2005.

During 2004, the Company has paid approximately $750,000 in lieu of transferring 409,000 shares (of the agreed total 877,500 shares) of the Investee to the consultant. During November 2004, the Company paid approximately $850,000 in lieu of transferring the remaining 468,500 shares (of the agreed total 877,500 shares) of the Investee to the Consultant. In aggregate, the consideration for the consultant's services amounted to approximately $1,600,000, which is included in the sales, general, and administrative expenses in the accompanying financial statements.

ISSUANCE OF COMMON STOCK PURSUANT TO PRIVATE PLACEMENTS

During 2005, the Company issued 2,779,543 shares pursuant to a private placement which generated net proceeds of approximately $1.5 million. In connection with this private placement, the Company issued 807,891 warrants exercisable at a price of $1.30 per share. The warrants expire in September 2010.

During 2004, the Company issued 4,500,000 shares of its common stock to two foreign investors generating proceeds of $6.1 million. The Company paid finders' fees of $229,000 to a third-party in connection with this transaction. The Company has also issued 562,500 warrants to the investors in connection with this transaction. The warrants are convertible at exercise prices ranging between $1.55 and $1.60 per share and expire five years from the date of issuance. The investor has the right to have the Company reacquire all or a portion of 2,000,000 and 2,500,000 shares purchased at a price of $1.25 and $1.00 per share, respectively, in the event the average price per share is less than $1.25 and $1.00, respectively, for a period of ten consecutive trading days during an option period commencing eight months after the effective date of the Company's registration statement and extending for a period of thirty-six months thereafter.

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

During December 2005, the Company settled claims from the foreign investors by issuing 1,000,000 shares to such investors. The fair value of the shares in connection with this settlement amounted to $730,000 and is included in other expenses. The Company also limited the put rights to 2,000,000 shares at a price of $1.25. The exercise price of the 562,500 warrants was also reduced to $0.45 per share.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

EXERCISE OF WARRANTS AND OPTIONS

During 2005, The Company issued 760,751 shares of common stock pursuant to the exercise of warrants which generated proceeds of approximately $281,000.

During 2005 and 2004, the Company issued 652,643 and 187,500 shares, respectively, pursuant to the exercise of stock options which generated proceeds of approximately $19,000 and $188,000, respectively.


NOTE 7 - STOCK OPTIONS AND WARRANTS

WARRANTS

During 2005, the Company issued 596,000 warrants in connection with the issuance of the 12.5% Convertible Promissory Notes. The exercise price of the warrants is $0.375 per underlying share of common stock. The warrants expire in December 2009.

The issuance of the 12.5% Convertible Promissory Notes triggered an adjustment in the exercise price of the following warrants:

      o 2,748,125 warrants issued to the holders of the 8% Convertible Promissory Notes. The exercise price of such warrants has been decreased from a range of $0.75- $1.25 to $0.375;

      o 425,000 warrants issued to the placement agent of the 8% Convertible Promissory Notes. The exercise price of such warrants has been decreased from a range of $0.75- $1.25 to $0.375;

      o 562,500 warrants issued to shareholders in connection with the private placement closed in November 2004. The exercise price of such warrants has been decreased from a range of $1.55-1.60 to $1.49. Furthermore, the Company agreed to reduce the exercise price of such warrants to
         0.45 per share.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OPTIONS AND WARRANTS (CONTINUED)

During 2004, the Company issued 1,366,875 and 332,500 warrants in connection with the issuance of the 8% and the 10% Convertible Promissory Notes. The exercise price of the warrants is $0.375 and $1.25 per share, respectively. The warrants expire in March 2008 and May 2009, respectively.

During 2005, the Company issued 250,000 warrants to a consultant for services rendered. The exercise price of the warrants ranges between $0.75 and $1.50 per share. The warrants expire in December 2008.

During 2005, the Company issued 807,891 warrants pursuant to the issuance of shares. The exercise price of the warrants is $1.30 per share.

A summary of the activity of the Company's outstanding warrants during 2005 and 2004 is as follows:

                                                                     Weighted
                                                                      Average
                                                     Warrants     Exercise Price
                                                     --------     --------------

Outstanding, January 1, 2004 ...................     2,076,251       $ 1.11
Granted ........................................     2,261,875         1.15
Exercised ......................................             -            -
Expired ........................................             -            -
                                                    ----------       -------
Outstanding and exercisable at December 31, 2004     4,338,126         1.13

Granted ........................................     1,653,891         0.94
Exercised ......................................      (862,001)        0.375
Expired ........................................             -            -
                                                    ----------       -------
Outstanding and exercisable at December 31, 2005     5,130,016       $ 0.67
                                                    ==========       =======


                    Warrants           Weighted Average
Exercise        outstanding and            Remaining           Weighted Average
 prices           exercisable          Contractual Life         Exercise Price
--------        ---------------        ----------------        ----------------

 $0.375            2,897,124                 3.167                  $0.375
   0.45              562,500                 3.9                     0.45
   0.75              125,000                 5                       0.75
   1.25              612,501                 3.5                     1.25
   1.30              807,891                 4.5                     1.30
   1.50              125,000                 5                       1.5

The weighted average remaining contractual life of the terms of the warrants is
4.2 years.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company granted 4,337,773 and 290,000 options with below market exercise prices during 2005 and 2004, respectively. The issuance of such options to employees resulted in compensation expense pursuant to APB Opinion No. 25 amounting to approximately $457,000 and $860,000 during 2005 and 2004, respectively.

The Company granted 565,000 and 940,000 options to nonemployees for services rendered during 2005 and 2004, respectively. The fair value of such options has been recorded as derivative liabilities.

A summary of the activity of the Company's stock option plan is presented below:

                                                                     Weighted
                                                                      Average
                                                      Options     Exercise Price
                                                     ---------    --------------

Outstanding at January 1, 2004 .................     5,032,500          0.91

Granted ........................................     2,132,000          1.97
Exercised ......................................      (187,500)         1.00
Expired ........................................    (1,360,500)         1.57
                                                    ----------        ------
Outstanding at December 31, 2004 ...............     5,616,500        $ 1.51
                                                    ==========        ======

Granted ........................................     8,430,028          0.49
Exercised ......................................      (652,643)         0.03
Expired ........................................    (4,440,441)         1.00
                                                    ----------        ------
Outstanding at December 31, 2005 ...............     8,953,444          0.53

Exercisable at December 31, 2005 ...............     5,743,027        $ 0.53
                                                    ==========        ======

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable at December 31, 2005, for selected exercise price ranges, is as follows:


Options outstanding:

                                        Weighted average
   Range of            Number        remaining contractual      Weighted average
exercise prices      of options               life               exercise price
---------------      ----------      ---------------------      ----------------

 $0.001-0.02          2,095,444               2.45                  $ 0.02
  0.45-0.75           5,000,000               4.5                     0.45
  0.90-1.25             930,000               4.5                     0.92
  1.60-2.25             928,000               3.8                     1.72


Options exercisable:

                                        Weighted average
   Range of            Number        remaining contractual      Weighted average
exercise prices      of options               life               exercise price
---------------      ----------      ---------------------      ----------------
 $0.001-0.02          2,095,444               2.45                  $ 0.02
  0.45-0.75           2,406,250               4.2                     0.45
  0.90-1.25             313,333               4.5                     0.94
  1.60-2.25             928,000               3.8                     1.72

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, at December 31, 2005 are as follows:

                                              2005
                                              ----
Deferred tax assets:
Net operating loss carryforward .....    $ 10,275,000
Less valuation allowance ............     (10,275,000)
                                         ------------
Total net deferred tax assets: ......    $          -
                                         ============

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $ 10,275,000 at December 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during 2005 and 2004 was $5,715,000 and $2,330,000, respectively.

The Company has incurred net operating losses since inception. At December 31, 2005, the Company had a net operating loss carryforward amounting to approximately $25.6 million for U.S. tax purposes that expire in various amounts through 2025. The Company has had a change of ownership as defined by the Internal Revenue Code Section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of its net operating loss carryforwards. At this point, the Company has not completed a change in ownership study and the exact impact of such limitations is unknown.

The federal statutory tax rate reconciled to the effective tax rate during 2005 and 2004, respectively, is as follows:

                                                  2005           2004
                                                  ----           ----

Tax at U.S. statutory rate: ...........           35.0%          35.0%
State tax rate, net of federal benefits            6.0            6.0
Change in valuation allowance .........          (41.0)         (41.0)
                                                 -----          -----
Effective tax rate ....................            0.0%           0.0%
                                                 =====          =====

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


ROBINSON REED, INC. AND FIRST CAPITAL HOLDINGS INTERNATIONAL, INC.
------------------------------------------------------------------

During 2005, Robinson Reed, Inc. and First Capital Holdings International, Inc. ("Robinson Reed and First Capital") threatened to bring litigation against the Company, the Company's directors and/or the Company's management asserting that the Company acted in bad faith in connection with the issuance of a promissory note pursuant to the exercise of their put. In December 2005, the Company settled this matter by issuing 1,000,000 shares to Robinson Reed and First Capital. The shares were valued at $730,000 based on the fair value of the price per share at the date of issuance. Furthermore, the Company granted some liquidated damages pursuant to registration rights to Robinson Reed. The liquidated damages consist of 25,000 shares per month for each month the Company fails to register 2,500,000 shares by February 3, 2006.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

MISCELLANEOUS
-------------

During 2005, certain arbitrators awarded two consultants certain compensation amounting to approximately $150,000 payable by Grassroots, one of the Company's subsidiaries. The Company has recorded a corresponding liability in the accompanying financial statements.

During 2005, a note holder requested an entry of default in the amount of the note amounting to $15,000 and less than $1,000 in interest and costs. The note is payable by Grassroots, one of the Company's subsidiaries.

EMPLOYMENT CONTRACT

The Company entered in an employment agreement with its chief executive officer which expires in December 2008 and is renewable for additional 3-year term. The employment agreement provides for an annual base salary of $239,800. The Company has the obligation to pay the chief executive officer's compensation through December 31, 2008 in the event 1) it terminates the employment without cause, 2) of the death of the chief executive officer, and 3) of the consummation of a merger or disposition of substantially all assets of the Company.

OPERATING LEASES

On February 16, 2004, the Company entered into a 39-month non-cancelable lease for a 4,150 square foot office facility in Phoenix, Arizona, which commences March 1, 2004. Under the terms of the lease, the Company is required to pay initial monthly base rent of $2,615, plus common area, insurance and property tax expenses. The base rent will be adjusted annually based on the Consumer Price Index ("CPI"). The base rent in 2005 has been increased to $2,720.

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future annual minimum payments, net of sublease income, required under operating lease obligations at December 31, 2005 are as follows:

                                        Future Minimum
                                        Lease Payments
                                        --------------
         2006 .......................       $93,228
         2007 .......................        74,923
         2008 .......................        61,848
         2009 and thereafter ........        15,462


NOTE 10 - CAPITALIZED LEASE OBLIGATIONS

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

The schedule of future minimum payments under capital lease is as follows:

         Years Ending
         December 31, 2006 ...........................         $ 7,977
         Less: imputed interest ......................          (1,045)
                                                               -------
                                                                 6,932
         Less: current portion .......................          (6,932)
                                                               -------
         Long-term portion ...........................         $     -
                                                               =======

                        NEWPORT INTERNATIONAL GROUP, INC.
                                DECEMBER 31, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS

At December 31, 2003, the Company had advanced $23,400 to a majority stockholder and an officer of the Company. During 2004, the Company paid $113,054 of personal expenses on behalf of the majority stockholder and officer. The majority stockholder and officer repaid $136,454 to the Company during 2004. There is no remaining amount due from such advances as of December 31, 2005.

In September 2003, a stockholder advanced $15,000 to the Company. The advance does not bear interest and is payable on demand. During 2006, the noteholder has requested an entry of default from the Superior Court of California.

In May 2004, a stockholder advanced $175,000 to the Company. In August 2004, the stockholder converted the advance into the exercise of 150,000 stock options at a price of $1.25. The Company also paid $12,500 of interest in connection with the advance. There is no outstanding amount due to the stockholder as of December 31, 2005.

In May 2004, a stockholder advanced $40,000 to the Company. In August 2004, the stockholder converted the advance into 10% convertible promissory notes. The advance did not bear interest. There is no outstanding amount due to the stockholder under this advance as of December 31, 2005.

During 2005, the Company issued a 12.5% Convertible Promissory Note to the fiance of its Chief Executive Officer. The note amounted to $275,000. In connection with this note, the Company issued 256,667 warrants. The warrants have an exercise price of $0.375.


NOTE 12 - SUBSEQUENT EVENTS

The Company issued 43,151 shares in January 2006 in connection with the payment of accrued interest of approximately $32,000 as of December 31, 2005.

During February and March 2006, the Company issued 4,350,000 shares pursuant to two private placements, generating gross proceeds of $2,350,000.