Form 10QSB
period 2006-03-31
NEWPORT INTERNATIONAL GROUP INC
filed 2006-05-15
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______


                        Commission file number 000-30451


                        NEWPORT INTERNATIONAL GROUP, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)


                DELAWARE                              23-3030650
                --------                              ----------
     (State or other jurisdiction          (IRS Employer Identification No.)
   of incorporation or organization)


                70361 El Paseo, Suite 202, Palm Desert, CA 92260
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (760) 779-0251
                                 --------------
                           (Issuer's telephone number)


                                 not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,241,816 shares of common stock issued and outstanding at May 8, 2006.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

When used in this quarterly report, the terms "Newport,", the "Company", "we," and "us" refers to Newport International Group, Inc., a Delaware corporation, and its subsidiaries, Spare Backup, Inc., a Delaware Corporation ("Spare") and Grass Roots Communications, Inc., a Delaware corporation ("Grass Roots").


           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS ASSUMPTIONS AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, ECONOMIC, POLITICAL AND MARKET CONDITIONS AND FLUCTUATIONS, GOVERNMENT AND INDUSTRY REGULATION, INTEREST RATE RISK, U.S. AND GLOBAL COMPETITION, AND OTHER FACTORS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. YOU SHOULD CONSIDER THE AREAS OF RISK DESCRIBED IN CONNECTION WITH ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE HEREIN. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. READERS SHOULD CAREFULLY REVIEW THIS QUARTERLY REPORT IN ITS ENTIRETY, INCLUDING BUT NOT LIMITED TO OUR FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN. EXCEPT FOR OUR ONGOING OBLIGATIONS TO DISCLOSE MATERIAL INFORMATION UNDER THE FEDERAL SECURITIES LAWS, WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS, TO REPORT EVENTS OR TO REPORT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                        NEWPORT INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash ..........................................................  $  1,052,031
  Accounts receivable, net of provision for returns of $234,046 .             -
  Restricted cash ...............................................        60,000
                                                                   ------------
    Total current assets ........................................     1,112,031

  Restricted investment in marketable securities, adjusted for
   unrealized appreciation ......................................       196,832
  Property and equipment, net of accumulated depreciation of
   $156,424 .....................................................       304,837
  Other assets ..................................................        27,983
                                                                   ------------

     Total assets ...............................................  $  1,641,683
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .........................  $    638,935
  Current portion of capitalized lease obligations ..............         4,139
  8% Convertible promissory notes ...............................       739,038
  Accrued interest on convertible promissory notes ..............        34,945
  Derivative liabilities ........................................     8,321,037
  Due to stockholder ............................................        15,000
                                                                   ------------

     Total current liabilities ..................................     9,753,094

  12.5% Convertible promissory notes, net of debt discount of
   $305,392 .....................................................       344,608
  Other liabilities .............................................         6,425
                                                                   ------------

     Total liabilities ..........................................    10,104,127


Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares
    authorized, none issued and outstanding .....................             -
  Common stock; $.001 par value, 150,000,000 shares
    authorized, 43,953,256 issued and outstanding ...............        43,953
  Additional paid-in capital ....................................    30,952,770
  Subscription receivable .......................................      (100,000)
  Accumulated deficit ...........................................   (38,316,477)
  Deferred compensation .........................................    (1,105,601)
  Accumulated comprehensive income ..............................        62,911
                                                                   ------------

     Total stockholders' deficit ................................    (8,462,444)
                                                                   ------------

     Total liabilities and stockholders' deficit ................  $  1,641,683
                                                                   ============

                 See Notes to Consolidated Financial Statements.

                        NEWPORT INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the three-month
                                                           period ended
                                                             March 31,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------
                                                                    (restated)

Revenues .........................................  $     16,821   $      3,846
                                                    ------------   ------------

Operating expenses:
  Research and development .......................       250,818        240,083
  Amortization of deferred compensation ..........       574,870              -
  Share-based payment- options ...................       643,597        115,900
  Sales, general and administrative ..............     2,376,347        964,894
                                                    ------------   ------------

     Total operating expenses ....................     3,845,632      1,320,877
                                                    ------------   ------------

     Operating loss ..............................    (3,828,811)    (1,317,031)
                                                    ------------   ------------

Other income (expenses)-derivative liabilities ...    (1,163,458)     8,303,044
Other expense-liquidated damages .................             -       (172,929)
Other income .....................................             -          4,800
Interest expense .................................      (242,857)      (313,368)
                                                    ------------   ------------
  Total other expenses, net ......................    (1,406,315)     7,821,547

Net (loss) income ................................  $ (5,235,126)  $  6,504,516
                                                    ============   ============

Unrealized gain (loss)-restricted investment .....       (49,598)             -
                                                    ------------   ------------

Comprehensive income (loss) ......................  $ (5,284,724)  $  6,504,516
                                                    ============   ============

Basic net (loss) income per common share .........  $      (0.13)  $       0.24
                                                    ============   ============

Diluted net (loss) income per share ..............  $      (0.13)  $       0.18
                                                    ============   ============

Basic weighted average common
shares outstanding ...............................    41,266,490     26,789,103
                                                    ============   ============

Diluted weighted average common
shares outstanding ...............................    41,266,490     36,581,294
                                                    ============   ============

            See Notes to Unaudited Consolidated Financial Statements.

                                NEWPORT INTERNATIONAL GROUP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the three-month periods ending March 31,
                                           (Unaudited)
                                                                                     (Restated)
                                                                           2006          2005
                                                                       -----------   -----------
Cash flows from operating activities:
Net loss ............................................................  $(5,235,126)  $ 6,504,516
Adjustments to reconcile net (loss) income to net cash used in operating activities:
  Fair value of derivatives at issuance .............................    1,029,000        32,300
  Decrease in fair value of derivative liabilities ..................    1,163,458    (8,303,044)
  Fair value of options isued to employees ..........................      643,597        83,600
  Amortization of debt discount .....................................      173,653       197,429
  Amortization of deferred compensation .............................      574,870             -
  Fair value of shares of common stock issued in payment
    of interest on convertible promissory note ......................       28,910        34,967
  Fair value of shares issued in connection with the failure
    to timely file the registration statement .......................            -       132,851
  Fair value of shares issued in connection with services rendered ..            -        13,440
  Depreciation ......................................................       37,462        19,228
  Amortization of deferred financing costs ..........................       42,720        60,222
Changes in operating assets and liabilities:
  Accounts payable and accrued expenses .............................      132,362        16,641
  Deferred revenues .................................................      (12,684)            -
  Accrued interest on note receivable ...............................            -        (1,800)
  Accrued interest on convertible promissory notes ..................       (2,630)       (2,708)
                                                                       -----------   -----------

Net cash used in operating activities ...............................   (1,424,408)   (1,212,358)
                                                                       -----------   -----------

Cash flows from investing activities:
  Proceeds from disposition of marketable securities ................            -        68,925
  Purchases of property and equipment ...............................      (11,713)      (92,199)
                                                                       -----------   -----------

Net cash (used in) provided by investing activities .................      (11,713)      (23,274)
                                                                       -----------   -----------

Cash flows from financing activities:
  Principal repayments on lease obligations .........................       (2,793)       (2,553)
  Proceeds from issuance of convertible promissory notes ............            -       575,000
  Proceeds from issuance of shares ..................................    2,350,000             -
  Proceeds from exercise of stock options ...........................            7           313
  Payments of convertible promissory notes ..........................            -      (265,000)
  Payments of financing costs .......................................      (25,000)            -
                                                                       -----------   -----------

Net cash provided by financing activities ...........................    2,322,214       307,760
                                                                       -----------   -----------

Increase (decrease) in cash .........................................      886,093      (927,872)

Cash, beginning of period ...........................................      165,938     1,671,773
                                                                       -----------   -----------

Cash, end of period .................................................  $ 1,052,031   $   743,901
                                                                       ===========   ===========


Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ............................  $     8,664   $     3,601
                                                                       ===========   ===========

  Cash paid during the year for taxes ...............................  $         -   $         -
                                                                       ===========   ===========

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants  and embedded conversion features issued in connection with the issuance of convertible promissory notes and
 corresponding debt discount ........................................  $         -   $   575,000
                                                                       ===========   ===========

Fair value of warrants and embedded conversion features issued in connection with the issuance of shares of common stock and
 corresponding increase in derivative liabilities ...................  $   300,125   $         -
                                                                       ===========   ===========

Fair value of shares issued to partially satisfy convertible
promissory notes ....................................................  $         -   $    48,750
                                                                       ===========   ===========

Conversion of convertible promissory notes into shares of common
 stock ..............................................................  $    54,281   $         -
                                                                       ===========   ===========

                    See Notes to Unaudited Consolidated Financial Statements.

                                              - 5 -

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002 and has incurred net losses of approximately $5.2 million during the three-month period ended March 31, 2006. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the valuation of derivative liabilities and share-based payments. Actual results will differ from these estimates.

EARNINGS PER SHARE

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 23,959,863 and 11,235,717 at March 31, 2006 and 2005, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at March 31, 2006 are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31:

                                                          2006          2005
                                                          ----          ----
Numerator:
Net (loss) income ................................    $(5,235,126)   $ 6,504,516
                                                      ===========    ===========

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding ..............     41,266,490     26,789,103
Effect of dilutive warrants, embedded conversion
features and liquidated damages ..................              -      9,792,191
                                                      -----------    -----------
Denominator for diluted earnings per share-
Weighted average shares outstanding ..............     41,266,490     36,581,294
                                                      ===========    ===========

Basic earnings (loss)per share ...................    $     (0.13)   $      0.24
                                                      ===========    ===========
Diluted earnings (loss) per share ................    $     (0.13)   $      0.18
                                                      ===========    ===========
Anti-dilutive weighted-average shares ............     23,959,863      1,443,526
                                                      ===========    ===========

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the three-month period ended March 31, 2006, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, accounts payable and accrued expenses and due to stockholder approximate their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the derivative liability is based on its fair value. The carrying amount of the convertible notes approximates the estimated fair value for these financial instruments as management believes that such convertible notes constitute substantially all of the Company's debt and the interest payable on the convertible notes approximates the Company's incremental borrowing rate.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form l0-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes as of and for the year ended December 31, 2005, included in the Annual Report filed on Form l0-KSB.

In the opinion of the management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2006, and the results of operations and cash flows for the three-month period ending March 31, 2006 have been included. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT IN EQUITY SECURITIES AND COMPREHENSIVE LOSS

During 2004, the Company received 6,484,840 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company issued 5,882,352 of its shares of common stock in exchange for the Investee's stock. At the time of issuance, the Company recorded the cost of the investment at the market value of the shares exchanged of approximately $11.8 million.

The Company holds 3,242,420 shares of the Investee in an escrow account which may not be released without the Investee's permission until August 2006. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities. The Company adjusted the carrying value of the restricted investment to $133,921 at June 30, 2005 to reflect an other-than temporary impairment amounting to approximately $5.8 million and has been recognized as realized loss in earnings. Any of the restricted investment's future unrealized gain or loss, except for other-than-temporary impairment, will be recognized as an element of comprehensive income.

The market value of the investment in equity securities amounts to approximately $196,000. The decrease in the market value for the three-month period ended March 31, 2006, which amounted to approximately $50,000, has been recorded as an element of comprehensive income.

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of March 31, 2006.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SHARE-BASED PAYMENTS

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following pro forma information is to reflect the change from applying the provisions of FAS 123 and APB 25:

                                                              March 31,
                                                        2006            2005
                                                        ----            ----

Net (loss) income as reported: ..................   $(5,235,126)    $ 6,504,516
Add:     Stock-based compensation expense
         included in reported net (loss) income,
         net of related tax effects .............             -          74,000
Deduct:  Total stock-base employee compensation
         expense determined under fair value
         based method for all awards, net of
         related tax effects excluded from net
         (loss) income: .........................            (-)       (144,025)
                                                    -----------     -----------

Net (loss) income pro forma .....................   $(5,235,126)    $ 6,434,491
                                                    ===========     ===========

Proforma earnings per share:
Basic ...........................................   $     (0.13)    $      0.24
                                                    ===========     ===========
Diluted .........................................   $     (0.13)    $      0.18
                                                    ===========     ===========


The fair value of the options granted during the three-month period ended March 31, 2005 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.32%; stock volatility of 86%; no dividends; and estimated life of 36 months.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company markets its software through multiple channel resellers and retail stores. The Company provides for unlimited rights of return to its customers. The Company has only recently licensed its products through such multiple channels and does not have a historical pattern of returns. Additionally, such customers generally pay software vendors based on their own sell-thru and return the unsold products to the software vendor. The customers have not returned any products at March 31, 2006. Accordingly, the Company provides for a provision for returns for all outstanding receivables until the customers return the products or the customers pay their invoices. The outstanding gross receivables at March 31, 2006 amounted to approximately $234,000. The Company has recorded a corresponding amount as provision for returns at March 31, 2006.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following as of March 31, 2006:

8% Convertible promissory notes, bearing interest at 8% per
annum, matured on March 1, 2006. Interest payable March 31, 2004 and every quarter thereafter either in cash or common stock.
Interest paid in common stock is convertible using the 10-day average closing bid of the stock prior to the end of the quarter.
Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the
related warrants. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at
a rate of $0.375. ...............................................    $  739,038

Less:  unamortized discount .....................................            (-)
                                                                     ----------

Convertible promissory notes-long-term ..........................    $  739,038
                                                                     ==========

12.5% Convertible promissory notes, bearing interest at 12.5% per annum, maturing between March and June 2007. Interest payable
June 30, 2005 and every quarter thereafter either in cash or common stock. Interest paid in common stock is convertible using the 5-day average closing price of the stock prior to the end of the quarter. Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. The promissory notes are
convertible into shares of common stock at a rate of $0.375. ....    $  650,000

Less: unamortized discount ......................................      (305,392)

Convertible promissory notes-short term .........................    $  344,608
                                                                     ==========

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The convertible rates for Convertible promissory notes interest accrued as of March 31, 2006 amounted to $0.55 per share. The Company issued 43,150 and 18,719 shares in connection with the payment of interest on the Convertible promissory notes during the three-month period ended March 31, 2006 and 2005, respectively. The fair value of such shares issued during the three-month period ended March 31, 2006 amounted to approximately $29,000 and $35,000, respectively. Furthermore, the Company issued 39,810 shares in April 2006 in connection with the payment of accrued interest of approximately $35,000 as of March 31, 2006.

During the three-month period ended March 31, 2006, certain note holders of 8% convertible promissory notes converted their promissory notes and accrued interest amounting to approximately $54,000 into 144,750 shares of common stock.

During the three-month period ended March 31, 2005, the Company received $575,000 in consideration for the issuance of the convertible promissory notes.

In the event the Company issues any shares of its common stock or issues any options, warrants, convertible preferred stock or convertible debt issuable or convertible into common stock of the Company at an exercise price or conversion price per share less than $0.75 per share within two years following the closing of the 8% Convertible Promissory Notes, then the exercise price of the warrants issued pursuant to the Follow-on Financing will reset to such lower price. As of March 31, 2006, the exercise price of such warrants are $0.375.

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

The 8% Convertible promissory notes are currently due and, accordingly, are in default. Management is in discussion with the holders of such notes to satisfy these obligations with either cash or stock considerations or a combination of both.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

Amortization of the debt discount amounted to approximately $174,000 and $197,000 during the three-month periods ended March 31, 2006 and 2005, respectively, and is included in interest expense.

Amortization of the deferred financing costs amounted to approximately $43,000 and $60,000 during the three-month period ended March 31, 2006 and 2005, respectively, and is included in interest expense.

Accrued interest on the Convertible Promissory Notes amounted to approximately $35,000 as of March 31, 2006.

NOTE 4 - DERIVATIVE LIABILITIES

During March 2004, the Company closed its 8% Convertible Promissory Notes private placement. In connection with the issuance of the 8% Convertible Promissory Notes, the Company granted a subsequent financing conversion reset right which expired on March 1, 2006. Subsequently, the Company issued similar rights to the holders of its 12.5% Convertible promissory notes. The subsequent financing conversion reset is considered an embedded conversion feature pursuant to EITF Issue No. 00-19. Additionally, because there is no explicit number of shares that are to be delivered upon satisfaction of subsequent financing conversion reset feature, the Company is unable to assert that it had sufficient authorized and unissued shares to settle such feature. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and options issued to non-employees pursuant to rendered services as well as those issued in the future, would be classified as liabilities, effective with the granting of the subsequent financing conversion reset feature.

The Company recognized liabilities for the following derivatives at the date of their issuance during the three-month period ended March 31, 2006 and 2005, respectively:

                                        At issuance-2006       At issuance- 2005
                                        ----------------       -----------------

Embedded conversion
Features-
12.5% convertible notes ..............     $        -             $  874,000
Freestanding warrants and options
12.5% convertible notes ..............              -                257,600
Other warrants and options ...........      1,329,125                 32,300
Liquidated damages ...................              -                      -
                                           ----------             ----------
                                           $1,329,125             $1,163,900
                                           ==========             ==========

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DERIVATIVE LIABILITIES-CONTINUED

The fair value of the derivative liabilities at March 31, 2006 are as follows:

Embedded conversion
Features-
8% convertible notes .................     $  220,735
12.5% convertible notes ..............      1,014,000
Freestanding warrants and options
8% convertible notes .................      1,153,200
10% convertible notes ................        156,275
12.5% convertible notes ..............        292,040
Other warrants and options ...........      2,685,787
Common stock subject to put ..........      2,400,000
Liquidated damages ...................        399,000
                                           ----------
                                           $8,321,037

The Company used the following assumptions to measure the identified derivatives at issuance, which is during the three-month periods ended March 31, 2006 and 2005 and at March 31, 2006, as follows:

Embedded conversion feature-Convertible Promissory Notes and Common Stock Subject to Put

                             Three-month period ended
                                  March 31, 2005            At March 31, 2006
                                  --------------            -----------------

Market price:                         $0.62                       $0.50
Conversion price:                     $0.375                      $0.375
Term:                                2 years                 0.16-3.25 years
Volatitlity:                           42%                         221%
Risk-free interest rate:              3.32%                       4.18%
Maximum liability:
8% convertible notes                   n/a                      $739,067
12.5% convertible notes              862,500                     975,000


Liquidated damages

                                   At issuance              At March 31, 2006
                                   -----------              -----------------

Market price:                          n/a                        $0.50
Exercise price:                        n/a                        $0.50
Term:                                  n/a                     1.58 years
Volatitlity:                           n/a                         221%
Risk-free interest rate:               n/a                        4.18%
Maximum liability:                     n/a                      $399,000

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DERIVATIVE LIABILITIES-CONTINUED

Freestanding warrants and options

                            Three-Month       Three-Month
                            Period Ended      Period Ended
                            March 31, 2006    March 31, 2005   At March 31, 2006
                            --------------    --------------   -----------------

Market price:                 $0.50             $0.62-.065        $0.50
Exercise price:               $0.40-0.50        $0.188-.85        $0.188-1.75
Term:                         5 years           3-5 years         3-5 years
Volatitlity:                  221%               86%              221%
Risk-free interest rate:      4.18%             3.32%             4.18%
Options and warrants          2,712,500         621,667           9,066,391

The embedded conversion features are as follows:

Reset Feature Following Subsequent Financing-12.5% Convertible Promissory notes:
50%, which is the effective discount to market value the Company would offer in the event we provide for a subsequent private placement financing

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

During the three-month period ended March 31, 2005, the Company allocated $575,000 of the fair value of the derivatives issued in connection with convertible promissory notes, at their date of issuance, to debt discount. The excess of the fair value of the derivative liabilities over the debt discount has been recognized as other expense, which amounts to approximately $557,000.

During the three-month period ended March 31, 2006, the Company allocated approximately $300,000 of the fair value of the derivatives to the net value of the issuance of shares of common stock as additional consideration provided to such stockholders and has been recorded as an offset to additional paid-in capital.

The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase of approximately $1.1 million and a decrease of $8.3 million for the three-month periods ended March 31, 2006 and 2005, respectively, has been recognized as other expense and other income, respectively.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS' DEFICIT

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

During the three-month period ended March 31, 2005, the Company issued 28,000 shares of common stock to consultants for services performed. The fair value of such shares amounted to approximately $13,000. The nature of the services rendered in connection with the issuance of these shares were for marketing purposes.

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The Company issued 43,150 and 18,719 shares in connection with the payment of interest on the Convertible promissory notes during the three-month period ended March 31, 2006 and 2005, respectively. The fair value of such shares issued during the three-month period ended March 31, 2006 amounted to approximately $29,000 and $35,000, respectively. Furthermore, the Company issued 39,810 shares in April 2006 in connection with the payment of accrued interest of approximately $35,000 as of March 31, 2006.

ISSUANCE OF COMMON STOCK PURSUANT TO FAILURE TO TIMELY FILE A REGISTRATION STATEMENT

During the three-month period ended March 31, 2005, the Company issued 92,903 shares of common stock pursuant to its failure to timely file its registration statement. The fair value of such shares amounted to approximately $133,000 and is included in other expenses.

ISSUANCE OF COMMON STOCK PURSUANT TO PRIVATE PLACEMENTS

During the three-month period ended March 31, 2006, the Company issued 5,075,000 shares pursuant to private placements which generated net proceeds of approximately $2.3 million, and of which $100,000 is receivable at March 31, 2006. In connection with the private placements, the Company issued 437,500 warrants to the investors. The warrants are exercisable at a price of $0.40 per share. The warrants expire in March 2011. Additionally, the Company issued 175,000 warrants to one of the placement agents, in connection with one of the private placements.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTIONS AND WARRANTS

WARRANTS

During the three-month period ended March 31, 2005, the Company issued 536,667 warrants in connection with the issuance of the 12.5% Convertible Promissory Notes. The exercise price of the warrants is $0.375 per underlying share of common stock. The warrants expire in December 2009.

During the three-month period ended March 31, 2006, the Company issued 2,100,000 warrants to two consultants. The exercise price of the warrants is $0.50. The warrants expire in March 2011. The warrants are valued as derivative liabilities.

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

The Company granted 2,471,683 and 520,000 options during the three-month period ended March 31, 2006 and 2005, respectively, to purchase common stock to employees for services performed. The exercise prices of such options ranged from $0.001 to $0.56 during the three-month period ended March 31, 2006 and $0.45 for options granted during the three-month period ended March 31, 2005, respectively.

The Company issued 370,000 options with below market exercise prices during the three-month period ended March 31, 2005. The issuance of such options to employees resulted in compensation expense pursuant to APB Opinion No. 25 amounting to approximately $74,000 during the three-month period ended March 31, 2005.

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTIONS AND WARRANTS

There are 11,425,127 options outstanding at March 31, 2006. The outstanding options vest over periods of up to two years. During the three-month period ended March 31, 2006, we recorded a share-based payment expense amounting to approximately $640,000. The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options is based on the Black Scholes Model using the following assumptions :

Exercise price :                    $0.001-2.25
Market price at date of grant :     $0.02-$1.95
Volatility :                        0% to 221%
Expected dividend rate :            0%
Risk-free interest rate :           2.78%-4.37%

                        NEWPORT INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2006
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of any such matter will have a material effect on the Company's financial position or results of operations.

During fiscal 2005, an arbitrator awarded a consultant certain compensation amounting to $81,250 payable by Grassroots, one of the Company's subsidiaries.

During fiscal 2005, a note holder requested an entry of default in the amount of the note amounting to $15,000 and less than $1,000 in interest and costs. The note is payable by Grassroots, one of the Company's subsidiaries.

The Company has recorded a corresponding liability related to these matters in the accompanying financial statements.

NOTE 8 - SUBSEQUENT EVENTS

The Company issued 39,810 shares in April 2006 in connection with the payment of accrued interest of approximately $35,000 as of March 31, 2006.

The Company issued 248,750 shares in consideration of $99,500 pursuant to a private placement. In connection with the issuance of shares, the Company also issued 124,375 warrants. The exercise price of the warrants is $0.40. The warrants expire in April 2011.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GOING CONCERN

         We have generated minimal revenue since our inception on June 12, 2002, and have incurred net losses of approximately $38.3 million, since inception through March 31, 2006. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2005 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in our Form 10KSB for the year ended December 31, 2005. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         We account for stock options issued to employees in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment," In December 2004, the FASB issued SFAS No. 123(R) which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS
123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively. The valuation of such share-based payments requires significant judgment. We exercise our judgment in determining the various assumptions associated with the associated share-based payments as well as the expected volatility related to their fair value. We base our estimate of the share-based payments on our interpretation of the underlying agreements and historical volatility of our stock price.

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

The Company accounts for liquidated damages pursuant to Emerging Issue Task Force ("EITF") 0504, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument", subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 05-04, View C, the liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company also accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The valuation of such derivatives requires significant judgment. We exercise our judgment in determining the maximum liabilities associated with such derivatives as well as the expected volatility related to their fair value. We base our estimate of the maximum liabilities on our interpretation of the agreements related to the derivatives.

As the demand for our products and services increases, we intend to add personnel who will primarily focus in the following areas: customer service and quality monitoring as well as general and administrative to support growing operations.

Once we raise sufficient capital, we also intend to invest in core technology research and product development as well as sales and marketing personnel.

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2006 and 2005

                                                   (Unaudited)
                                               For the three-months         Increase/         Increase/
                                              period ended March 31,        (Decrease)        (Decrease)
                                               2006            2005       $ 2005 vs 2004    % 2005 vs 2004
                                           -----------     -----------    --------------    --------------
Revenues ..............................    $    16,821     $     3,846     $    12,975           337%

Operating expenses:
  Research and development ............        250,818         240,083          10,735             4%
  Amortization of deferred compensation        574,870               -         574,870            NM
  Share-based payment- options ........        643,597         115,900         527,697            NM
  Sales, general and administrative ...      2,376,347         964,894       1,411,453           146%
                                           -----------     -----------     -----------       -----------

    Total operating expenses ..........      3,845,632       1,320,877       2,524,655           191%

    Operating loss ....................     (3,828,811)     (1,317,031)      2,511,780           191%

Other income- derivative liability ....     (1,163,458)      8,303,044      (9,434,202)           NM
Other expense-liquidated damages ......              -        (172,929)       (172,929)           NM
Other income ..........................              -           4,800          (4,800)           NM
Interest expense ......................       (242,857)       (313,368)        (70,511)          -23%
                                           -----------     -----------     -----------       -----------
  Total other expenses, net ...........     (1,406,315)      7,821,547      (9,227,862)          118%

Net loss ..............................    $(5,235,126)    $ 6,504,516       7,840,007            78%
                                           ===========     ===========     ===========       ===========

NM: Not meaningful


REVENUES

         We have generated minimal revenues since inception. The increase in revenues for the three-month period ended March 31, 2006 is primarily attributable to an increase in volume of licenses for our Spare Back-Up product offerings, which was launched during 2005. The increase was offset by a decrease in revenues from our Conga line of products, which we do not market any longer.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants. There is no substantial changes in our research and development expenses during the three-month period ended March 31, 2006 when compared to the prior period.

AMORTIZATION OF DEFERRED COMPENSATION

         Amortization of deferred compensation consists primarily of the value of shares issued as compensation for consulting services prior to March 31, 2006. The increase in amortization of deferred compensation during the three-month period ended March 31, 2006 is primarily due to shares we issued for services during the second half of fiscal 2005 for services to be rendered over periods of up to one year. No such shares were issued during the three-month period ended March 31, 2005.

SALES, GENERAL, AND ADMINISTRATIVE EXPENSES

         Sales, general, and administrative expenses consist primarily of salaries and related expenses paid to our employees and contractors as well as advertising expenses. The increase in sales, general, and administrative expenses during the three-month period ended March 31, 2006 is primarily due to certain payments made to two consultants aggregating $525,000 in February 2006. The services preformed by such consultants are for strategic and marketing purposes.

SHARE-BASED PAYMENTS-OPTIONS

         Stock-based compensation consists of the fair value of options. The increase in share-based payment during the three-month period ended March 31, 2006 is primarily attributable to the implementation of SFAS 123 (R) effective January 1, 2006.

OTHER INCOME (EXPENSES)

         Other income (expenses) consist primarily of income/expenses associated with the recognition of derivative liabilities at their date of issuance and their variation in fair value as well as the fair value of shares issued pursuant to penalties associated with the failure to timely file a registration statement. Please refer to footnote 4 of the accompanying financial statements for more information on the accounting of the derivative liabilities.

         The increase in derivative liabilities expenses during the three-month period ended March 31, 2006 is primarily attributable to the increase in fair value of the derivative liabilities between measurement dates. The other income-derivative liabilities during the three-month period ended March 31, 2005 is primarily attributable to a decrease in the fair value of the derivative liabilities between measurement dates.

INTEREST EXPENSE

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The decrease in interest expense during the three-month period ended March 31, 2006 when compared to the prior period is primarily attributable to a lower level of average outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2005 contains an explanatory paragraph regarding our ability to continue as going concern. At March 31, 2006, we had cash on hand of approximately $1.1 million.

         We have generated minimal revenues since inception. As a result, our current operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on private placement issuances of equity and debt financing instruments.

         During the three-month period ended March 31, 2006, we have received gross proceeds of $2,350,000 from the issuance of shares of common stock. Such proceeds were used to fund our operating activities of $1.4 million and to increase cash by approximately $880,000.

         During the three-month period ended March 31, 2005, we received gross proceeds of $575,000 from the issuance of convertible promissory notes. From funds available at January 1, 2005, we made principal repayments of $265,000 on convertible promissory notes and we funded our operating activities amounting to $1.2 million.

         We have generated minimal revenues since inception. As a result, our current operations are not an adequate source of cash to fund future operations. To fund our cash requirements we have relied on private placement issuances of equity and debt financing instruments. Our future capital requirements depend primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. While we do not presently have any obligations for capital expenditures, approximately $730,000 principal amount 8% promissory notes were due March 1, 2006, which remain outstanding as of the date of this quarterly report and an additional $650,000 principal amount 12.5% convertible subordinated promissory debentures are due in March 2007.

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

RECENT CAPITAL RAISING TRANSACTIONS

         During February 2006 and March 2006, we sold an aggregate of 4,200,000 shares of our common stock at an offering price of $0.50 per share to 36 accredited investors in a private offering resulting in gross proceeds to us of $2,100,000, of which $100,000 is receivable at March 31, 2006. We intend to use the net proceeds for general working capital.

         During March and April 2006, we sold 1,125,000 shares of our common stock to three accredited investors at an offering price of $0.40 per share, and issued those purchasers five year common stock purchase warrants to purchase an aggregate of 561,875 shares of our common stock at an exercise price of $0.40 per share, in a private offering resulting in gross proceeds to us of $449,500. We paid Skyebanc, Inc., an NASD member firm of which one our directors is an officer, a commission of $34,950 and issued warrants to purchase 175,000 shares of our common stock at an exercise price of $0.40 per share. We intend to use the net proceeds for general working capital.

         We agreed to file a registration statement with the SEC covering the shares of our common stock issued in this offering, including the shares underlying the warrants, within 60 days of the closing of the offering. We have agreed to use our best efforts to respond to SEC comments on the registration statement within 10 days of receipt and to use our best efforts to have the registration statement declared effective by the SEC within 90 days of April 15, 2006. If we fail to conform to any of these deadlines, or if the registration statement does not remain effective for 60 consecutive days once it has been declared effective by the SEC, we have agreed to issue the purchasers additional warrants at the rate of 2% for each 30 day period. As a result of this contractual requirement, these securities will be considered derivative liabilities. We have agreed to pay all costs associated with the filing of the registration statement and any Rule 144 or other legal opinions required in connection with the transfer of these securities.

ITEM 3. CONTROLS AND PROCEDURES

            Our CEO, who is our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, he concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During February 2006 and March 2006, we sold an aggregate of 4,200,000 shares of our common stock at an offering price of $0.50 per share to 36 accredited investors in a private offering resulting in gross proceeds to us of $2,100,000 of which $100,000 is receivable at March 31, 2006. We did not pay any commissions or placement agent fees. All of the investors were non-US residents, each of whom represented that they were accredited investors and were provided with current information pertaining to our company. Accordingly, the transaction was exempt from registration under the Securities Act by reason of Rule 506 and
Section 4(2) thereunder.

         During March and April 2006, we sold 1,123,750 shares of our common stock to three accredited investors and issued those purchasers five year common stock purchase warrants to purchase an aggregate of 561,875 shares of our common stock at an exercise price of $0.40 per share in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act. We received gross proceeds of $449,500 in this offering. Skyebanc, Inc. acted as selling agent for us with respect to the two investors who purchased an aggregate of $349,500 in the offering. We paid Skyebanc, Inc. a commission of $34,950 and issued warrants to purchase 175,000 shares of our common stock which were identical to the warrants issued to the purchasers in the offering.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

     a.  Exhibits

         31.1     Rule 13a-14(a)/15d-14(a) certification of Chief Executive
                  Officer

         31.2 Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer

         32.1     Section 1350 certification

                                    SIGNATURE

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized

                        NEWPORT INTERNATIONAL GROUP, INC.



By:                 /s/  Cery B. Perle                              May 15, 2006
    ----------------------------------------------------            ------------
                       Cery B. Perle                                    Date
       President, Chief Executive Officer & Director
             (Principal executive officer and
                principal financial officer)