Form 10QSB
period 2006-06-30
SPARE BACKUP, INC.
filed 2006-08-21
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______


                        Commission file number 000-30451


                               SPARE BACKUP, INC.
                               ------------------
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


                        Newport International Group, Inc.
                        ---------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,622,546 shares of common stock issued and outstanding at August 10, 2006.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

When used in this quarterly report, the terms "Spare Backup,", the "Company", "we," and "us" refers to Spare Backup, Inc. , a Delaware corporation formerly known as Newport International Group, Inc., and its subsidiaries, Spare Backup, Inc., a California corporation ("Spare Subsidiary") and Grass Roots Communications, Inc., a Delaware corporation ("Grass Roots").

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                               SPARE BACKUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Cash ..........................................................  $    660,848
  Accounts receivable, net of provision for returns of $234,033 .             -
  Restricted cash ...............................................        60,000
                                                                   ------------
    Total current assets ........................................       720,848

  Property and equipment, net of accumulated
   depreciation of $161,895 .....................................       353,306
  Deferred financing costs, net of accumlated
   amortization of $34,969 ......................................       594,297
  Other assets ..................................................        76,380
                                                                   ------------

    Total assets ................................................  $  1,744,831
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .........................  $    384,231
  8% Convertible promissory notes ...............................       688,413
  12.5% Convertible promissory notes, net of debt
   discount of $230,427 .........................................       367,380
  Bridge promissory notes, net of debt discount of $1,431,113 ...        68,887
  Accrued interest on convertible promissory notes ..............        43,212
  Derivative liabilities ........................................    10,511,772
  Due to stockholder ............................................        15,000
                                                                   ------------

    Total current liabilities ...................................    12,078,895

  Other liabilities .............................................         6,425
                                                                   ------------

    Total liabilities ...........................................    12,085,320

Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000
   shares authorized, none issued and outstanding ...............             -
  Common stock; $.001 par value, 150,000,000
   shares authorized, 39,573,617 issued and outstanding .........        39,573
  Additional paid-in capital ....................................    30,652,588
  Accumulated deficit ...........................................   (40,210,874)
  Deferred compensation .........................................      (821,776)
                                                                   ------------

    Total stockholders' deficit .................................   (10,340,489)
                                                                   ------------

    Total liabilities and stockholders' deficit .................  $  1,744,831
                                                                   ============

            See Notes to Unaudited Consolidated Financial Statements.

                                             SPARE BACKUP, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)
                                                      For the six-month           For the three-month
                                                        period ended                 period ended
                                                          June 30,                     June 30,
                                                ---------------------------   ---------------------------
                                                    2006           2005           2006          2005
                                                ------------   ------------   ------------   ------------
                                                                (restated)                    (restated)
Revenues .....................................  $     33,645   $     13,428   $     16,824   $      9,582
Operating expenses:
  Research and development ...................       433,118        331,148        182,300         91,065
  Amortization of deferred compensation ......     1,192,195              -        617,325              -
  Share-based payment- options ...............     1,587,785              -        944,188              -
  Sales, general and administrative ..........     2,957,373      2,230,939        581,026      1,227,999
                                                ------------   ------------   ------------   ------------

    Total operating expenses .................     6,170,471      2,562,087      2,324,839      1,319,064
                                                ------------   ------------   ------------   ------------

    Operating loss ...........................    (6,136,826)    (2,548,659)    (2,308,015)    (1,309,482)
                                                ------------   ------------   ------------   ------------

Other income (expenses)-derivative liabilities      (514,937)    11,162,720        648,521      2,892,996
Other expense-liquidated damages .............             -       (172,929)             -              -
Transfer- unrealized gain- investment held for
 sale to trading security ....................       112,509              -         62,911              -
Unrealized loss-transfer of available-for-sale
 securities to trading securities ............             -     (4,999,263)             -     (4,999,263)
Unrealized loss-trading securities ...........             -       (270,384)             -       (270,384)
Realized loss- trading securities ............      (111,624)    (5,777,843)       (62,026)    (5,777,843)
Interest expense .............................      (478,709)    (1,065,639)      (235,852)      (752,271)
                                                ------------   ------------   ------------   ------------
    Total other expenses, net ................      (992,761)    (1,123,338)       413,554     (8,906,765)

Net loss .....................................  $ (7,129,587)  $ (3,671,997)  $ (1,894,461)  $(10,216,247)
                                                ============   ============   ============   ============

Transfer of previous unrealized loss on
 restricted investment .......................             -      4,999,263              -      4,999,263

Transfer of available-for-sale securities
 to trading securities .......................             -      4,999,263              -      4,999,263

Transfer- unrealized gain- investment held
 for sale to trading security ................      (112,509)             -              -              -
                                                ------------   ------------   ------------   ------------

Comprehensive income (loss) ..................  $ (7,242,096)  $  6,326,529   $ (1,894,461)  $   (217,721)
                                                ============   ============   ============   ============

Basic net loss per common share ..............  $      (0.17)  $      (0.14)  $      (0.04)  $      (0.38)
                                                ============   ============   ============   ============

Diluted net loss per share ...................  $      (0.17)  $      (0.57)  $      (0.04)  $      (0.48)
                                                ============   ============   ============   ============

Basic weighted average common
shares outstanding ...........................    41,843,321     26,941,846     42,413,813     27,092,909
                                                ============   ============   ============   ============

Diluted weighted average common
shares outstanding ...........................    41,843,321     26,941,846     42,413,813     27,092,909
                                                ============   ============   ============   ============

                         See Notes to Unaudited Consolidated Financial Statements.

                                                    -4-

                                      SPARE BACKUP, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the six-month period ending June 30,
                                         (Unaudited)
                                                                      2006          2005
                                                                  -----------   ------------
                                                                                 (Restated)
Cash flows from operating activities:
Net loss .......................................................  $(7,129,587)  $ (3,671,997)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Unrealized loss-transfer of available-for-sale securities to
   trading securities ..........................................            -      4,999,263
  Realized loss on trading securities ..........................            -      5,777,843
  Unrealized loss-trading securities ...........................            -        270,384
  Fair value of derivatives at issuance related to consulting ..    1,029,000         32,300
  Fair value of derivatives at issuance of financing instruments      582,837        557,620
  Increase (decrease) in fair value of derivative liabilities ..      (67,950)   (11,752,640)
  Excess of fair value of shares issued upon conversion of
   convertible promissory notes ................................            -         10,125
  Fair value of options issued to employees ....................    1,587,785        282,130
  Amortization of debt discount ................................      317,505        853,174
  Amortization of deferred compensation ........................    1,192,195              -
  Fair value of shares of common stock issued in payment
    of interest on convertible promissory note .................       63,858         72,315
  Fair value of shares issued in connection with the failure
    to timely file the registration statement ..................            -        132,851
  Fair value of shares issued in connection with
   services rendered ...........................................            -         13,440
  Depreciation .................................................       42,933         37,876
  Amortization of deferred financing costs .....................       77,679        124,303
Changes in operating assets and liabilities
  Other assets .................................................      (50,000)             -
  Accounts payable and accrued expenses ........................     (120,925)       195,487
  Deferred revenues ............................................      (12,684)             -
  Accrued interest on note receivable ..........................            -          1,200
  Accrued interest on convertible promissory notes .............        5,637         12,654
                                                                  -----------   ------------

Net cash used in operating activities ..........................   (2,481,717)    (2,051,672)
                                                                  -----------   ------------

Cash flows from investing activities:
  Proceeds from disposition of marketable securities ...........            -         68,925
  Proceeds from note receivable ................................            -         85,000
  Purchases of property and equipment ..........................      (65,653)       (92,199)
                                                                  -----------   ------------

Net cash (used in) provided by investing activities ............      (65,653)        61,726
                                                                  -----------   ------------

Cash flows from financing activities:
  Principal repayments on lease obligations ....................       (6,932)        (2,553)
  Principal repayments on convertible promissory note ..........      (52,193)             -
  Repurchase of shares of common stock .........................     (633,602)             -
  Proceeds from issuance of convertible promissory notes .......            -        635,000
  Proceeds from issuance of bridge notes .......................    1,500,000              -
  Proceeds from issuance of shares .............................    2,450,000              -
  Proceeds from exercise of stock options ......................            7            413
  Payments of convertible promissory notes .....................            -       (265,000)
  Payments of deferred financing costs .........................     (190,000)             -
  Payments of financing costs ..................................      (25,000)             -
                                                                  -----------   ------------

Net cash provided by financing activities ......................    3,042,280        367,860
                                                                  -----------   ------------

Decrease in cash ...............................................      494,910     (1,622,086)

Cash, beginning of period ......................................      165,938      1,671,773
                                                                  -----------   ------------

Cash, end of period ............................................  $   660,848   $     49,687
                                                                  ===========   ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest .......................  $     8,664   $      3,601
                                                                  ===========   ============

  Cash paid during the year for taxes ..........................  $         -   $          -
                                                                  ===========   ============

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants  and embedded conversion features
 issued in connection with the issuance of convertible
 promissory notes and corresponding debt discount ..............  $ 1,500,000   $    650,000
                                                                  ===========   ============

Fair value of warrants issued in connection with the
 repurchase of shares of common stock ..........................  $   900,000   $    900,000
                                                                  ===========   ============

Fair value of warrants and embedded conversion features
 issued in connection with the issuance of common
 stock and corresponding increase in derivative liabilities ....  $   300,725   $          -
                                                                  ===========   ============

Fair value of shares issued to partially satisfy convertible
 promissory notes ..............................................  $         -   $     48,750
                                                                  ===========   ============

Conversion of convertible promissory notes in shares of
 common stock ..................................................  $   104,906   $    200,625
                                                                  ===========   ============

Fair value of shares of common stock issued to consultants
 for services ..................................................  $   333,500   $     13,000
                                                                  ===========   ============

                  See Notes to Unaudited Consolidated Financial Statements.

                                             -5-

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Spare Backup, Inc., formerly known as Newport International Group, Inc. (the "Company"), was a development stage company incorporated in Delaware in December 1999. During February 2004, the Company acquired GrassRoots Communications, Inc. ("GrassRoots"). The Company, through one of its subsidiaries, Spare Backup, Inc., a California corporation ("Spare Subsidiary") sells on-line backup solutions software and services to individuals, business professionals, small office and home office companies, and small to medium sized businesses. The Company has substantially discontinued its marketing and development efforts under GrassRoots. Effective August 16, 2006 the Company changed its name from Newport International Group, Inc. to Spare Backup, Inc.

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002 and has incurred net losses of approximately $7.1 million during the six-month period ended June 30, 2006. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

EARNINGS PER SHARE

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 30,740,001 and 25,767,748 at June 30, 2006 and 2005, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at June 30, 2006 and 2005 are excluded from the loss per share computation for that period due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the six-month periods ended June 30:

                                                        2006           2005
                                                    ------------   ------------

Numerator:
Net (loss) income ................................. $ (7,129,587)  $ (3,671,997)
Adjustments:
Other (income) expenses- derivative liabilities ...      (67,950)   (11,752,640)
                                                    ------------   ------------
Adjusted net loss for earnings per share .......... $ (7,061,637)  ($15,424,637)
                                                    ============   ============

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding ...............   41,834,321     26,941,846
Effect of dilutive warrants, embedded
conversion features And liquidated damages ........            -              -
                                                    ------------   ------------

Denominator for diluted earnings per share-
Weighted average shares outstanding ...............   41,843,321     26,941,846
                                                    ============   ============

Basic earnings (loss) per share ................... $      (0.17)  $      (0.14)
                                                    ============   ============

Diluted earnings (loss) per share ................. $      (0.17)  $      (0.57)
                                                    ============   ============

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the six-month period ended June 30, 2006, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, accounts payable and accrued expenses and due to stockholder approximate their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the derivative liability is based on its fair value. The carrying amount of the convertible notes and bridge notes approximates the estimated fair value for these financial instruments as management believes that such convertible notes constitute substantially all of the Company's debt and the interest payable on the convertible notes approximates the Company's incremental borrowing rate.

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

In the opinion of the management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2006, and the results of operations and cash flows for the six-month period ending June 30, 2006 have been included. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

INVESTMENT IN EQUITY SECURITIES AND COMPREHENSIVE LOSS

During 2004, the Company received shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company issued 5,882,352 of its shares of common stock in exchange for the Investee's stock. At the time of issuance, the Company recorded the cost of the investment at the market value of the shares exchanged of approximately $11.8 million.

The Company held 3,242,420 shares of the Investee in an escrow account which could not be released without the Investee's permission until August 2006. Until these shares were released from escrow, the Company accounted for the value attributable to such shares as restricted investment in marketable securities. The Company adjusted the carrying value of the restricted investment to $133,921 at June 30, 2005 to reflect an other-than temporary impairment amounting to approximately $5.8 million and has been recognized as realized loss in earnings.

During May 2006, the Company assigned its remaining interest in the shares to the Investee, which were valued at approximately $135,000 at the date of assignment and no longer holds the shares of the Investee.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The decrease in the market value from January 1, 2006 to the date of assignment which amounted to approximately $112,000, has been recorded as a realized loss on trading securities.

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of June 30, 2006.

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

SHARE-BASED PAYMENTS

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The following pro forma information is to reflect the change from applying the provisions of FAS 123 and APB 25:

                                                              June 30,
                                                     --------------------------
                                                         2006          2005
                                                     -----------   ------------
Net (loss) income .................................  $(7,129,587)  $ (3,671,997)

Adjustments:
Other income expenses- derivative liabilities .....      (67,950)   (11,752,640)
                                                     -----------   ------------
Adjusted net loss for diluted earnings per share ..  $(7,197,537)  $(15,424,637)

Add:
  Stock-based compensation expense included in
  reported net (loss) income, net of related
  tax effects .....................................            -        493,813

Deduct:
  Total stock-base employee compensation expense
  determined under fair value based method for
  all awards, net of related tax effects
  excluded from net (loss) income: ................           (-)      (186,768)
                                                     -----------   ------------
Net (loss) income pro forma .......................  $(7,197,537)  $(15,117,592)
                                                     ===========   ============

Proforma earnings per share:
Basic .............................................  $     (0.17)  $      (0.14)
                                                     ===========   ============

Diluted ...........................................  $     (0.17)  $      (0.56)
                                                     ===========   ============

The fair value of the options granted during the six-month period ended June 30, 2005 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.32%; stock volatility of 86%; no dividends; and estimated life of 36 months.

DERIVATIVE LIABILITIES

The Company accounts for its liquidated damages pursuant to Emerging Issue Task Force ("EITF ")05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 05-04, View C, the liquidated damages paid in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

liabilities related to the issuance of convertible debt and associated warrants or other derivatives is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively.

REVENUE RECOGNITION, ACCOUNTS RECEIVABLE, AND PROVISION FOR RETURNS

Revenue is recognized when it is earned. The Company's revenue recognition policies are in compliance with SOP 97-2 Software Revenue Recognition (as amended by SOP 98-4 and SOP 98-9) and related interpretations.

The Company markets its software through multiple channel resellers and retail stores. The Company provides for unlimited rights of return to its customers. The Company has only recently licensed its products through such multiple channels and does not have a historical pattern of returns. Additionally, such customers generally pay software vendors based on their own sell-thru and return the unsold products to the software vendor. The customers have not returned any products at June 30, 2006. Accordingly, the Company provides for a provision for returns for all outstanding receivables until the customers return the products or the customers pay their invoices. The outstanding gross receivables at June 30, 2006 amounted to approximately $234,000. The Company has recorded a corresponding amount as provision for returns at June 30, 2006.

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

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

In March 2006, the Company revised its accounting for certain transactions related to its convertible debt and associated warrants as well as liquidated damages issued in fiscal 2004 and 2005. The Company revised its accounting to reflect the issuance of convertible notes which are convertible in an undeterminable amount of shares. Accordingly, the embedded conversion features associated with such convertible notes are recorded as derivative liabilities. Furthermore, because the Company cannot ascertain that it has a sufficient amount of authorized but unissued shares, all other financial instruments, such as options or warrants, outstanding at the time of the issuance of the convertible notes are considered derivatives as well.

This revised accounting treatment resulted in an increase in derivative liabilities and accumulated deficit of $6,033,590 as of June 30, 2005. Additionally, the Company increased its other-income derivative liabilities and increased its net loss by $11,162,720 for the six-month ended June 30, 2006. The revised accounting treatment did not have any impact on the Company's net cash used in operating activities, investing activities, of financing activities.

NOTE 4 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following as of June 30, 2006:

8% Convertible promissory notes, bearing interest at 8% per annum, matured on March 1, 2006. Interest payable June 30, 2004 and every quarter thereafter either in cash or common stock. Interest paid in common stock is convertible using the 10-day average closing bid of the stock prior to the end of the quarter. Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate of $0.375 .........................  $ 688,413

Less:  unamortized discount ........................................         (-)
                                                                      ---------
Convertible promissory notes-short-term ............................  $ 688,413
                                                                      =========

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 4 - CONVERTIBLE PROMISSORY NOTES - CONTINUED

12.5% Convertible promissory notes, bearing interest at 12.5% per annum, maturing between March and June 2007. Interest payable June
30, 2005 and every quarter thereafter either in cash or common stock. Interest paid in common stock is convertible using the 5-day average closing price of the stock prior to the end of the quarter.
Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. The promissory notes are convertible into shares of common stock at a rate of $0.35  ..........................................  $ 597,807

Less: unamortized discount .........................................   (230,427)
                                                                      ---------
Convertible promissory notes-short term ............................  $ 367,380
                                                                      =========

8% Bridge promissory notes, bearing interest at 8% per annum, maturing between November and December 2007. Interest payable at maturity. Principal and interest immediately converts upon the closing of subsequent financing of at least $1,000,000. The
promissory notes are convertible into shares of common stock at a rate of $0.35  .................................................  $ 1,500,000

Less: unamortized discount .......................................   (1,431,113)
                                                                    -----------
Convertible promissory notes-short term ..........................  $    68,887
                                                                    ===========

The convertible rates for Convertible promissory notes interest accrued as of June 30, 2006 amounted to $0.43 per share. The Company issued 47,113 and 69,840 shares in connection with the payment of interest on the Convertible promissory notes during the six-month period ended June 30, 2006 and 2005, respectively. The fair value of such shares issued during the six-month period ended June 30, 2006 and 2005 amounted to approximately $64,000 and $35,000, respectively. Furthermore, the Company issued 48,929 shares in July 2006 in connection with the payment of accrued interest of approximately $21,000 as of June 30, 2006.

During the six-month period ended June 30, 2006, certain note holders of 8% convertible promissory notes converted their promissory notes and accrued interest amounting to approximately $105,000 in 279,750 shares of common stock.

During the six-month period ended June 30, 2006 and June 30, 2005, the Company received $1,500,000 and $635,000 in consideration for the issuance of the bridge promissory notes and convertible promissory notes, respectively.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 4 - CONVERTIBLE PROMISSORY NOTES - CONTINUED

During the six-month period ended June 30, 2006, the Company made principal repayments of approximately $52,000 on a 12.5% Convertible promissory note held by an employee who is the fiancee of the Company's Chief Executive officer. The outstanding amount due under the Convertible promissory note amounts to approximately $223,000 at June 30, 2006.

In the event the Company issues any shares of its common stock or issues any options, warrants, convertible preferred stock or convertible debt issuable or convertible into common stock of the Company at an exercise price or conversion price per share less than $0.75 per share within two years following the closing of the 12.5% Convertible Promissory Notes, then the exercise price of the warrants issued pursuant to the Follow-on Financing will reset to such lower price. As of June 30, 2006, the exercise price of such warrants are $0.35.

Under the terms of the instruments, the Company has the right to call all of the 8% Convertible promissory notes and 12.5% convertible promissory notes warrants, if the stock underlying the warrants has been registered (and that registration statement is still effective), the lock-up restriction, as defined, on the common stock has been lifted, and after the lock-up restriction has been lifted the stock maintains a closing bid price above $3.00 for 15 business days. The Company may redeem the warrants for $0.01 if not exercised within 30 days of the call notification.

The Company has the right to call the related warrants issued upon the conversin of the Bridge promissory notes if the stock underlying the warrants has been registered (and that registration statement is still effective), the lock-up restriction, as defined in the agreement, on the common stock has been lifted, and after the lock-up restriction has been lifted the stock maintains a closing bid price above and $0.75 for 15 business days. The Company may redeem the warrants for $0.01 if not exercised within 30 days of the call notification.

The Company recognized a debt discount of $1,500,000 in connection with the issuance of the 8% Bridge promissory notes. The debt discount relates to the recognition of derivative liabilities associated with the 8% Bridge promissory notes. The debt discount is amortized over the term of the Bridge promissory notes, which is eighteen months.

The Company paid financing fees of $190,000 to the placement agent in connection with the issuance of the Bridge promissory notes. Additionally, the Company issued 1,071,429 warrants to the placement agent. The fair value of the warrants, which amounted to approximately $439,000 together with the financing fees have been recorded as deferred financing costs and are amortized over 18 months.

The 8% Convertible promissory notes are currently due. Management is in discussion with the holders of such notes to satisfy these obligations with either cash or stock consideration or a combination of both.

Amortization of the debt discount amounted to approximately $318,000 and $853,000 during the six-month period ended June 30, 2006 and 2005, respectively, and is included in interest expense.

Amortization of the deferred financing costs amounted to approximately $78,000 and $124,000 during the six-month period ended June 30, 2006 and 2005, respectively, and is included in interest expense.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 4 - CONVERTIBLE PROMISSORY NOTES - CONTINUED

Accrued interest on the Convertible Promissory Notes amounted to approximately $43,000 as of June 30, 2006.

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

The Company recognized liabilities for the following derivatives at the date of their issuance during the six-month period ended June 30, 2006 and 2005, respectively:

                                             At issuance-2006  At issuance- 2005
                                             ----------------  -----------------
Embedded conversion Features:
12.5% convertible notes .....................   $        -        $  934,000
8% bridge notes .............................    1,500,000                 -
Freestanding warrants and options:
12.5% convertible notes .....................            -           273,620
8% bridge notes .............................      582,857                 -
Other warrants and options ..................    2,668,381            32,300
Liquidated damages ..........................            -                 -
                                                ----------        ----------
                                                $4,751,238        $1,239,920
                                                ==========        ==========

The fair value of the derivative liabilities at June 30, 2006 are as follows:

Embedded conversion Features:
8% convertible notes ........................  $   118,019
12.5% convertible notes .....................      742,989
8% bridge notes .............................    1,500,000
Freestanding warrants and options:
8% convertible notes ........................      782,925
10% convertible notes .......................      123,025
12.5% convertible notes .....................      238,400
8% bridge notes .............................      582,857
Other warrants and options ..................    3,733,313
Common stock subject to put .................    2,378,049
Liquidated damages ..........................      312,195
                                               -----------
                                               $10,511,772
                                               ===========

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 5 - DERIVATIVE LIABILITIES - CONTINUED

The Company used the following assumptions to measure the identified derivatives at issuance, which is during the six-month periods ended June 30, 2006 and 2005 and at June 30, 2006, as follows:

Embedded conversion feature-Convertible Promissory Notes and Common Stock Subject to Put

                                      Six-Month      Six-Month
                                       Period         Period
                                        Ended          Ended
                                       June 30,       June 30,       At June 30,
                                         2006           2005            2006
                                      ---------      ----------      -----------

Market price: ...................     $    0.41      $0.40-0.62      $      0.41
Exercise price: .................     $    0.35      $0.188-.85      $0.188-1.75
Term: ...........................     1.5 years       3-5 years      1.5-5 years
Volatility: .....................          221%             86%             221%
Risk-free interest rate:                   5.1%           3.32%             5.1%
Maximum liability:
8% convertible notes ............             -               -      $   688,443
12.5% convertible notes .........             -               -          896,711
8% bridge notes .................             -               -        1,500,000


Liquidated damages
                                         At          At June 30,
                                      Issuance          2006
                                      ---------      -----------
Market price: ...................        n/a         $      0.41
Exercise price: .................        n/a         $      0.50
Term: ...........................        n/a          1.33 years
Volatility: .....................        n/a                221%
Risk-free interest rate: ........        n/a                5.1%
Maximum liability: ..............        n/a         $   975,000


Freestanding warrants and options
                                      Six-Month      Six-Month
                                       Period         Period
                                        Ended          Ended
                                       June 30,       June 30,       At June 30,
                                         2006           2005            2006
                                      ----------     ----------      -----------

Market price: ...................     $0.41-0.50     $0.40-0.62      $      0.41
Exercise price: .................     $0.40-0.50     $0.188-.85      $0.188-1.75

Term: ...........................      2-5 years      3-5 years        2-5 years

Volatility: .....................           221%            86%             221%
Risk-free interest rate: ........     4.18-5.10%          3.32%             5.1%
Options and warrants ............      8,498,215        681,000       14,572,105

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 5 - DERIVATIVE LIABILITIES - CONTINUED

The embedded conversion features are as follows:

Reset Feature Following Subsequent Financing-12.5% Convertible Promissory notes:
50%, which is the effective discount to market value the Company would offer in the event it provides for a subsequent private placement financing

Liquidated Damage Clause: 22.5%, which is the difference, in months between the time the underlying shares are free-trading and the grace period to obtain a registration statement, multiplied by the liquidated damage rate of 1% per month.

Common stock subject to put: 25%, which is the effective discount to market value assuming that the put holders convert 2,500,000 shares in convertible promissory notes.

During the six-month period ended June 30, 2006 and 2005, respectively, the Company allocated $1,500,000 and $635,000, respectively, of the fair value of the derivatives issued in connection with convertible promissory notes, at their date of issuance, to debt discount. The excess of the fair value of the derivative liabilities over the debt discount has been recognized as other expense-derivative liabilities, which amounts to approximately $583,000 and $557,000 during the six-month period ended June 30, 2006 and 2005, respectively.

During the six-month period ended June 30, 2006, the Company allocated approximately $300,000 of the fair value of the derivatives to the net value of the issuance of shares of common stock as additional consideration provided to such stockholders and has been recorded as an offset to additional paid-in capital.

During the six-month period ended June 30, 2006, the Company allocated $1,029,000 of the fair value of the derivatives recognized in connection with the issuance of certain warrants issued to consultants to sales, general, and administrative expenses.

During the six-month period ended June 30, 2006, the Company allocated $439,256 of the fair value of the derivatives recognized in connection with the issuance of certain warrants issued to a placement agent to deferred financing costs.

During the six-month period ended June 30, 2006, the Company allocated $900,000 of the fair value of the derivatives recognized in connection with the issuance of certain warrants issued to the Investee associated with the Company's repurchase of its shares to additional paid-in capital.

The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to a decrease of approximately $68,000 and a decrease of $11.8 million for the six-month periods ended June 30, 2006 and 2005, respectively, has been recognized as other expense and other income, respectively.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

During the six-month period ended June 30, 2006 and 2005, the Company issued 1,325,000 and 28,000 shares of common stock, respectively, to consultants for services performed. The fair value of such shares amounted to approximately $334,000 and $13,000 during the six-month period ended June 30, 2006 and 2005, respectively. The nature of the services rendered in connection with the issuance of these shares were for marketing purposes.

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The Company issued 47,113 and 69,840 shares in connection with the payment of interest on the Convertible promissory notes during the six-month period ended June 30, 2006 and 2005, respectively. The fair value of such shares issued during the six-month period ended June 30, 2006 and 2005 amounted to approximately $64,000 and $35,000, respectively. Furthermore, the Company issued 48,929 shares in July 2006 in connection with the payment of accrued interest of approximately $21,000 as of June 30, 2006.

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

ISSUANCE OF COMMON STOCK PURSUANT TO PRIVATE PLACEMENTS

During the six-month period ended June 30, 2006, the Company issued 5,075,000 shares pursuant to private placements which generated net proceeds of approximately $2.3 million. In connection with the private placements, the Company issued 437,500 warrants to the investors. The warrants are exercisable at a price of $0.40 per share. The warrants expire in March 2011.

Additionally, the Company issued 175,000 warrants to one of the placement agents, in connection with one of the private placements.

REPURCHASE AND CANCELLATION OF COMMON STOCK

During May 2006, the Company repurchased 5,882,352 shares of its common stock and as consideration, paid to the Investee approximately $630,000, issued 3,000,000 warrants and assigned its investment in the Investee's shares to the Investee. The aggregate consideration for the repurchase of the Company's shares of common stock amounted to approximately $1.7 million and has been recorded as a decrease of the stockholders' deficit during the six-month period ended June 30, 2006.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 7 - STOCK OPTIONS AND WARRANTS

WARRANTS

During the six-month period ended June 30, 2005, the Company issued 596,000 warrants in connection with the issuance of the 12.5% Convertible Promissory Notes. The exercise price of the warrants is $0.35 per underlying share of common stock. The warrants expire in December 2009.

During the six-month period ended June 30, 2006, the Company issued 1,714,286 warrants in connection with the issuance of the 8% Bridge promissory notes. Additionally, the Company issued 1,071,429 warrants to the placement agent as finders' fee in connection with the issuance of the 8% Bridge promissory notes. The exercise price of the warrants is $0.40 per underlying share of common stock. The warrants expire in June 2008.

During the six-month period ended June 30, 2006, the Company issued 3,000,000 warrants in connection with the repurchase of its shares from the Investee. The exercise price of the warrants is $1.00. The warrants expire in May 2008.

During the six-month period ended June 30, 2006, the Company issued 2,100,000 warrants to two consultants. The exercise price of the warrants is $0.50. The warrants expire in March 2011.

STOCK OPTIONS

In 2002, the Company adopted the 2002 Stock Plan under which stock awards or options to acquire shares of the Company's common stock may be granted to employees and non-employees of the Company. The Company has authorized 27,000,000 shares of the Company's common stock for grant under the 2002 Plan. The 2002 Plan is administered by the Board of Directors and permits the issuance of options for the purchase of up to the number of available shares outstanding. Options granted under the 2002 Plan vest in accordance with the terms established by the Company's stock option committee and generally terminates ten years after the date of issuance.

The Company granted 3,721,683 and 790,856 options during the six-month period ended June 30, 2006 and 2005, respectively, to purchase common stock to employees for services performed. The exercise prices of such options ranged from $0.001 to $0.56 during the six-month period ended June 30, 2006 and $.001 to 1.62 for options granted during the six-month period ended June 30, 2005, respectively.

The Company issued 790,856 options with below market exercise prices during the six-month period ended June 30, 2005. The issuance of such options to employees resulted in compensation expense pursuant to APB Opinion No. 25 amounting to approximately $74,000 during the six-month period ended June 30, 2005.

There are 12,675,127 options outstanding at June 30, 2006. The outstanding options vest over periods of up to two years. During the six-month period ended June 30, 2006, we recorded a share-based payment expense amounting to approximately $1.6 million. The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options is based on the Black-Scholes Model using the following assumptions :

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 7 - STOCK OPTIONS AND WARRANTS - CONTINUED

Exercise price : ..................  $  0.001-2.25
Market price at date of grant : ...  $0.02-$0.1.95
Volatility : ......................     0% to 221%
Expected dividend rate : ..........             0%
Risk-free interest rate : .........     2.78%-5.1%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - SUBSEQUENT EVENTS

The Company issued 48,929 shares in July 2006 in connection with the payment of accrued interest of approximately $21,000 as of June 30, 2006.

On August 9, 2006, the Company entered in a technical support services agreement with Circuit City Stores, Inc. ("Circuit City") which provides that such retailer will market and support our Spare Back-Up product. The agreement provides that, among other things, the Company will deposit up to $1,000,000 in an escrow account to secure certain obligations associated with compensation to Circuit City for installs of the Company's software on each computer sold to their customers. Additionally, the Company agreed to pay $200,000 to the retailer for marketing development funds related to the promotion of the software.

Such commitments are partly financed by a private placement of shares of common stock during July and August 2006 which generated gross proceeds of $1,350,000 , in which we issued an aggregate of 600,000 units of our securities, with each unit consisting of five shares of our common stock and two common stock purchase warrants, each two year warrant entitling the holder to purchase one share of our common stock at an exercise price of $0.60 per share.

During August 2006, as a result of the aforedescribed private placement reaching at least $1,000,000 in a subsequent offering, the Company's Bridge promissory notes issued in June 2006 automatically converted into 4,285,714 shares of common stock and 1,714,286 two-year warrants to purchase shares of our common stock with an exercise price of $0.40 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

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

         During fiscal 2005 we began establishing a reseller network focusing on retailers and original equipment manufacturers (OEMs). We believe that these distribution channels will significantly broaden the market exposure of our products while containing marketing costs. Our pricing model for Spare Backup and Spare Switch product offerings are subscription-based. Certain of our marketing programs provide for end-user trial periods of up to six months. We anticipate that within 45 days of a trial download we will begin generating revenues from automatic billing of credit cards to those users who wish to continue the service. We are unable to predict at this time with any certainty what our retention percentage of customers will be following the trial download period. We believe, however that the retention rate should be high based upon the convenience we are offering customers at a relatively low monthly cost. In addition, as a result of the period between the beginning of the trial download period and the credit card billing cycle, which can be as much as 135 days, there is a rather significant "lag" time before we begin generating revenues from customers who try our products and decide to purchase the subscription service.

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

         In August 2006, we entered in a technical support services agreement with Circuit City Stores, Inc. ("Circuit City") which provides that Circuit City will market and support our Spare Back-Up product. The agreement provides that, among other things, we will deposit up to $1,000,000 in an escrow account to secure certain obligations associated with compensation to Circuit City for installs of our software on each computer sold to their customers. Additionally, we agreed to pay $200,000 to Circuit City for marketing development funds related to the promotion of our software. As described later in this report, in July and August 2006 we raised $1,350,000 of gross proceeds through the sale of securities. The net proceeds will be used to fund these commitments.

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

GOING CONCERN

         We have generated minimal revenue since our inception on June 12, 2002, and have incurred net losses of approximately $40.2 million, since inception through June 30, 2006. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2005 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in our Form 10KSB for the year ended December 31, 2005. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition. The preparation of financial statements in conformity with generally accepted accounting principles requires management to take estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         We account for stock options issued to employees in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment," In December 2004, the FASB issued SFAS No. 123(R) which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB
107. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively. The valuation of such share-based payments requires significant judgment. We exercise our judgment in determining the various assumptions associated with the associated share-based payments as well as the expected volatility related to their fair value. We base our estimate of the share-based payments on our interpretation of the underlying agreements and historical volatility of our stock price.

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

         The Company accounts for liquidated damages pursuant to Emerging Issue Task Force ("EITF") 0504, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument", subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 05-04, View C, the liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company also accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense-derivative liabilities or other income-derivative liabilities, respectively. The valuation of such derivatives requires significant judgment. We exercise our judgment in determining the maximum liabilities associated with such derivatives as well as the expected volatility related to their fair value. We base our estimate of the maximum liabilities on our interpretation of the agreements related to the derivatives.

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

RESULTS OF OPERATIONS

Six-Month Period Ended June 30, 2006 and 2005

                                                            (Unaudited)
                                                        For the three-months          Increase/         Increase/
                                                        period ended June 30,        (Decrease)        (Decrease)
                                                         2006           2005       $ 2005 vs 2004    % 2005 vs 2004
                                                     -----------    ------------   --------------    --------------
Revenues .........................................   $    33,645    $     13,428    $     20,217          151%

Operating expenses:
  Research and development .......................       433,118         331,148         101,970           31%
  Amortization of deferred compensation ..........     1,192,195               -       1,192,195           NM
  Share-based payment- options ...................     1,587,785               -       1,587,785           NM
  Sales, general and administrative ..............     2,957,373       2,230,939         726,434           33%
                                                     -----------    ------------    ------------        --------

    Total operating expenses .....................     6,170,471       2,562,087       3,608,384          141%

    Operating loss ...............................    (6,136,826)     (2,548,659)      3,588,167          141%

Other (expense) income-derivative liabilities ....      (514,937)     11,162,720     (11,677,657)          NM
Other expense-liquidated damages .................             -        (172,929)       (172,929)          NM
Transfer- unrealized gain- investment held for
 sale to trading security ........................       112,509               -         112,509           NM
Unrealized loss-transfer of available-for-sale
 securities to trading securities ................             -      (4,999,263)     (4,999,263)          NM
Unrealized loss-trading securities ...............             -        (270,384)       (270,384)          NM
Realized loss- trading securities ................      (111,624)     (5,777,843)     (5,666,219)          NM
Interest expense .................................      (478,709)     (1,065,639)       (586,930)         -55%
                                                     -----------    ------------    ------------       ---------
  Total other expenses, net ......................      (992,761)     (1,123,338)       (130,577)          12%

Net loss .........................................   $(7,129,587)   $ (3,671,997)      3,457,590           94%
                                                     ===========    ============    ============       =========

NM:  Not meaningful

REVENUES

         We have generated minimal revenues since inception. The increase in revenues for the six-month period ended June 30, 2006 is primarily attributable to an increase in volume of licenses for our Spare Back-Up product offerings, which was launched during 2005. The increase was offset by a decrease in revenues from our Conga line of products, which we do not market any longer.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants. Our increase in research and development expenses during the six-month period ended June 30, 2006 when compared to the comparable period in fiscal 2005 is primarily due to reallocation of additional internal resources to research and development during the six-month period ended June 30, 2006. The increase in additional resources is primarily due to additional resources to develop additional features and enhancements for our Company's Spare Back-Up product.

AMORTIZATION OF DEFERRED COMPENSATION

         Amortization of deferred compensation consists primarily of the value of shares issued as compensation for consulting services prior to June 30, 2006. The increase in amortization of deferred compensation during the six-month period ended June 30, 2006 is primarily due to shares we issued for services during the second half of fiscal 2005 and the first half of fiscal 2006 for strategic and marketing services to be rendered over periods of up to one year. We issued 1,325,000 shares of our common stock during the six-month period ended June 30, 2006. No such shares were issued during the six-month period ended June 30, 2005.

SALES, GENERAL, AND ADMINISTRATIVE EXPENSES

         Sales, general, and administrative expenses consist primarily of salaries and related expenses paid to our employees and contractors as well as advertising expenses. The increase in sales, general, and administrative expenses during the six-month period ended June 30, 2006 is primarily due to certain payments made to two consultants aggregating $525,000 in February 2006 as well as the issuance of warrants to these consultants valued at approximately $1 million. The services performed by such consultants are for strategic and marketing purposes. This increase was offset by a decrease in sales, general, and administrative expenses related to the issuance of options with exercise prices below their market value amounting to approximately $285,000 during the six-month period ended June 30, 2005, a decrease in marketing and advertising expenses of approximately $250,000, which occurred during the six-month period ended June 30, 2005 while no such expenses occurred during the six-month period ended June 30, 2006. Additionally, the remaining decrease in sales, general, and administrative expenses is attributable to a general expense reduction program implemented during the latter part of the second quarter of fiscal 2005 and which was fully effective during the six-months ended June 30, 2006.

         We believe that our selling, general, and administrative expenses will increase in the foreseeable future resulting from our agreement with Circuit City as described earlier in this report. Under the terms of that agreement, we will incur at least $200,000 in marketing expenses during the second half of fiscal 2006.

SHARE-BASED PAYMENTS-OPTIONS

         Stock-based compensation consists of the amortization expense of the fair value of options. The increase in share-based payment during the six-month period ended June 30, 2006 is primarily attributable to the implementation of SFAS 123(R) effective January 1, 2006, No such expenses occurred during the six-month period ended June 30, 2006.

OTHER INCOME (EXPENSES)

Derivative liabilities

         Other income (expenses) consist primarily of income/expenses associated with the recognition of derivative liabilities at their date of issuance and their variation in fair value as well as the fair value of shares issued pursuant to penalties associated with the failure to timely file the registration statement. Please refer to footnote 4 of the accompanying financial statements for more information on the accounting of the derivative liabilities.

         The increase in derivative liabilities expenses during the six-month period ended June 30, 2006 from the comparable six month period in fiscal 2005 is primarily attributable to the increase in fair value of the derivative liabilities between measurement dates. The increase in fair value is primarily attributable to an increase in the expected volatility rate used when computing the fair value of the derivative liabilities, which is substantially higher during the six-month ended June 30, 2006. The other income-derivative liabilities during the six-month period ended June 30, 2006 is primarily attributable to a decrease in the fair value of the derivative liabilities between measurement dates. The decrease in fair value is primarily due a decrease in the market value per share used in computing the fair value of the derivative liabilities.

Transfer-unrealized gain (loss)-investment held for sale to trading securities

         Transfer-unrealized gain (loss)-investment held for sale to trading securities consist of unrealized gain or losses on investment held for sale which were re-categorized as trading securities transferred from other comprehensive income (loss) to earnings at the date of the intent to sell the shares. Such re-categorizations were one-time events and we do not expect that such transfers will occur in the foreseeable future.

Unrealized and realized gain (loss) trading securities

         Unrealized and realized gain (loss)- trading securities consist of realized gain or losses on trading securities which were sold during the six-month ended June 30, 2006 and 2005, respectively. Such sales were one-time events and we do not expect that such sales will occur in the foreseeable future.

INTEREST EXPENSE

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The decrease in interest expense during the six-month period ended June 30, 2006 when compared to the prior period is primarily attributable to a lower level of weighted average outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2005 contains an explanatory paragraph regarding our ability to continue as going concern. At June 30, 2006, we had cash on hand of approximately $660,000.

         Our working capital deficit at June 30, 2006 was $11,358,047 as compared to a working capital deficit of $6,875,700 at December 31, 2005. A significant component of this working capital deficiency is a derivative liability of $10,511,772, which we have recognized in connection with the grant or the issuance of various embedded conversion features, liquidated damages, and freestanding warrants. The amount of this derivative liability has increased $4,683,318 from December 31, 2005.

         During the six-month period ended June 30, 2006, we have received gross proceeds of $2,450,000 and $1.5 million from the issuance of shares of common stock and bridge promissory notes, respectively. Such proceeds were used to fund our operating activities of $2.5 million and repurchase 5,882,352 shares of our common stock from Langley Park Investment Trust PLC for approximately $630,000. We also paid $190,000 in deferred financing costs in connection with the issuance of the 8% bridge promissory notes.

         During the six-month period ended June 30, 2005, we have received gross proceeds of $635,000 from the issuance of convertible promissory notes. From funds available at January 1, 2005, we made principal repayments of $265,000 on convertible promissory notes and we funded our operating activities amounting to $2.1 million.

         We have generated minimal revenues since inception. As a result, our current operations are not an adequate source of cash to fund future operations. To fund our cash requirements we have relied on private placement issuances of equity and debt financing instruments. While we do not presently have any obligations for capital expenditures, approximately $690,000 principal amount 8% promissory notes were due March 1, 2006, which remain outstanding as of the date of this quarterly report and an additional $600,000 principal amount 12.5% convertible subordinated promissory debentures are due in March 2007. As described later in this report, as a result of the closing of a recent private financing, the $1,500,000 principal amount 8% convertible promissory notes we issued in June 2006, together with accrued but unpaid interest, converted into our securities.

         As described earlier in this report, in August 2006, we entered in a technical support services agreement with Circuit City which provides that Circuit City will market and support our Spare Back-Up product. The agreement provides that, among other things, we will deposit up to $1,000,000 in an escrow account to secure certain obligations associated with compensation to Circuit City for installs of our software on each computer sold to their customers. Additionally, we agreed to pay $200,000 to Circuit City for marketing development funds related to the promotion of our software. As described later in this report, in July and August 2006 we raised $1,350,000 of gross proceeds through the sale of securities. The net proceeds will be used to fund these commitments.

         We will need to raise additional working capital to satisfy these obligations, as well as to fund our ongoing operations and growth. The amount our future capital requirements depend primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

         There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

ITEM 3.  CONTROLS AND PROCEDURES

         Our CEO, who is our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, he concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no changes made in our internal controls or in other factors that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During April and May 2006, we issued 1,325,000 shares of common stock to three consultants for strategic and marketing services rendered, all of which accredited investors. The fair value of the shares amounted to $335,500. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

         Between July and August 2006 we sold an aggregate of 600,000 units of our securities to 31 accredited investors in a private transaction exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D, Rule 506 and Section 4(2) of that act. Each unit consisted of five shares of our common stock and two common stock purchase warrants, each two year warrant entitling the holder to purchase one share of our common stock at an exercise price of $0.60 per share. The offering price of the unit was $2.25 and we received gross proceeds of $1,350,000 from this offering.

         Brookstreet Securities Corporation, an NASD member firm, acted as placement agent for us in this offering. We paid Brookstreet Securities Corporation a sales commission of $67,500 (5% of the gross offering proceeds) and a non-accountable expense allowance of $81,000 (6% of the offering proceeds), and we agreed to reimburse Brookstreet Securities Corporation for out-of-pocket marketing and due diligence expenses. We issued that firm a five year warrant to purchase 750,000 shares of our common stock (representing 25% of the shares included in the units sold in the offering at an exercise price of $0.45 per share (the "Placement Agent Warrant"). We also agreed to pay Brookstreet Securities Corporation a cash commission of 7% of the total funds we receive upon the exercise of any of the warrants included in the units and issue that firm additional five year warrants (the "Exercise Warrants") at an exercise price of $0.45 per share equal to a number which represents 7% of the shares underlying the warrants so exercised.

         The exercise price and the number of shares of common stock purchasable upon the exercise of the warrants included in the units as well as the Placement Agent Warrant are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations or reclassifications. The warrants included in the units are callable by us at any time beginning following the date that the 10 day non volume weighted average daily closing price of our common stock equals or exceeds $1.00 per share and the shares of our common stock underlying the warrant are covered by an effective registration statement. The Placement Agent Warrant contains a cashless exercise provision but it does not contain a call feature.

         We have agreed to file a registration statement covering the shares of common stock underlying the units and the Placement Agent warrants.

         Under the terms of our sale of $1,500,000 principal amount 8% convertible promissory notes in June 2006, at such time as we received gross proceeds of at least $1,000,000 in any financing the principal and accrued interest of the notes automatically converted into units of Newport International's securities (the "Conversion Units") at a conversion rate of $1.75 per unit. Each Conversion Unit is comprised of five shares of common stock and two two-year warrant to purchase shares of our common stock with an exercise price of $0.40 per share (the "Conversion Warrant"). Pursuant to the conversion, we will issue an aggregate of 4,285,714 shares of our common stock and 1,714,286 Conversion Warrants. The issuance of the Conversion Units will be exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act. The securities underlying the Conversion Units were granted piggy back registration rights and the warrants included in the Conversion Units will be callable by us at such time as the 10 day average trading price of our common stock is $0.75 per share for at least 15 days and the underlying shares have been covered by an effective registration statement for at least 15 days.

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

SPARE BACKUP, INC.



By:                   /s/ Cery B. Perle                       August 21, 2006
    ------------------------------------------------------    ---------------
    Cery B. Perle                                             Date
    President, Chief Executive Officer & Director
    (Principal executive officer and principal financial
    officer)