Form 10QSB
period 2006-09-30
SPARE BACKUP, INC.
filed 2006-11-14
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT

                For the transition period from _______ to _______


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


                            70361 El Paseo, Suite 202
                          Palm Desert, California 92260
                          -----------------------------
                    (Address of principal executive offices)


                                 (760) 779-0251
                                 --------------
                           (Issuer's telephone number)


                                 not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At November 1, there were 42,199,316 shares of common stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [_] No [X]

         When used in this quarterly report, the terms "Spare Backup," " we," "our," and "us" refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiaries.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                          PART I-FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                               SPARE BACKUP, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Cash .........................................................   $    655,401
  Accounts receivable, net of provision for returns of $234,312               -
  Restricted cash ..............................................      1,060,000
                                                                   ------------
     Total current assets ......................................      1,715,401

  Property and equipment, net of accumulated depreciation of
   $168,302 ....................................................        423,781
  Other assets .................................................         76,381
                                                                   ------------

     Total assets ..............................................   $  2,215,563
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses ........................   $    617,026
  8% Convertible promissory notes ..............................        688,413
  12.5% Convertible promissory notes, net of debt discount of
   $155,234 ....................................................        219,766
  Accrued interest on convertible promissory notes .............         25,697
  Derivative liabilities .......................................     13,604,485
  Due to stockholder ...........................................         15,000
                                                                   ------------

     Total current liabilities .................................     15,170,387

  Other liabilities ............................................          6,425
                                                                   ------------

     Total liabilities .........................................     15,176,812

Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares
   authorized, none issued and outstanding .....................              -
  Common stock; $.001 par value, 150,000,000 shares authorized,
   39,573,617 issued and outstanding ...........................         39,574
  Additional paid-in capital ...................................     35,515,747
  Accumulated deficit ..........................................    (48,223,026)
  Deferred compensation ........................................       (293,544)
                                                                   ------------

     Total stockholders' deficit ...............................    (12,961,249)
                                                                   ------------

     Total liabilities and stockholders' deficit ...............   $  2,215,563
                                                                   ============

            See Notes to Unaudited Consolidated Financial Statements.

                                              SPARE BACKUP, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                      For the nine-month             For the three-month
                                                         period ended                    period ended
                                                         September 30,                   September 30,
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
                                                                  (restated)                      (restated)
Revenues .....................................   $     47,558    $     15,463    $     13,913    $      2,035

Operating expenses:
  Research and development ...................        567,268         469,722         134,150         138,574
  Amortization of deferred compensation ......      1,655,427         287,734         463,232         287,734
  Share-based payment- options ...............      1,960,441         618,018         372,656         335,888
  Sales, general and administrative ..........      4,612,614       3,383,471       1,655,190       1,402,362
                                                 ------------    ------------    ------------    ------------

     Total operating expenses ................      8,795,750       4,758,945       2,625,228       2,164,558
                                                 ------------    ------------    ------------    ------------

     Operating loss ..........................     (8,748,192)     (4,743,482)     (2,611,315)     (2,162,523)
                                                 ------------    ------------    ------------    ------------

Other income-derivative liabilities ..........              -      10,696,213               -               -
Other expenses-derivative liabilities ........     (3,770,230)       (557,620)     (3,255,344)     (1,056,427)
Other expense-liquidated damages .............              -        (172,929)              -               -
Transfer-unrealized gain-investment held
 for sale to trading security ................        112,509               -               -               -
Unrealized loss-transfer of available-for-
 sale securities to trading securities .......              -      (4,999,263)              -               -
Unrealized loss-trading securities ...........              -        (270,384)              -               -
Realized loss-trading securities .............       (111,624)     (5,777,843)              -               -
Interest expense .............................     (2,624,176)     (2,164,744)     (2,145,467)     (1,099,105)
                                                 ------------    ------------    ------------    ------------
  Total other expenses, net ..................     (6,393,521)     (3,246,570)     (5,400,811)     (2,155,532)

Net loss .....................................   $(15,141,713)   $ (7,990,052)   $ (8,012,126)   $ (4,318,055)
                                                 ============    ============    ============    ============

Transfer of previous unrealized loss on
 restricted investment .......................              -       4,999,263               -               -
Transfer of available-for-sale securities
 to trading securities .......................              -       4,999,263               -               -
Unrealized gain (loss)-restricted investments               -         306,198               -         306,198
Transfer- unrealized gain-investment held for
 sale to trading security ....................       (112,509)            -                 -               -
                                                 ------------    ------------    ------------    ------------

Comprehensive income (loss) ..................   $(15,254,222)   $  2,314,672    $ (8,012,126)   $ (4,011,857)
                                                 ============    ============    ============    ============

Basic net loss per common share ..............   $      (0.37)   $      (0.28)   $      (0.20)   $      (0.14)
                                                 ============    ============    ============    ============

Diluted net loss per share ...................   $      (0.37)   $      (0.64)   $      (0.20)   $      (0.14)
                                                 ============    ============    ============    ============

Basic weighted average common
shares outstanding ...........................     41,078,439      28,184,029      39,573,617      30,605,811
                                                 ============    ============    ============    ============

Diluted weighted average common
shares outstanding ...........................     41,078,439      28,184,029      39,573,617      30,605,811
                                                 ============    ============    ============    ============

                          See Notes to Unaudited Consolidated Financial Statements.

                                                      4

                                     SPARE BACKUP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the nine-month period ending September 30,
                                        (Unaudited)
                                                                   2006            2005
                                                               ------------    ------------
                                                                                (Restated)
Cash flows from operating activities:

Net loss ...................................................   $(15,141,713)   $ (7,990,052)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Unrealized loss-transfer of available-for-sale
   securities to trading securities ........................              -       4,999,263
  Realized loss on trading securities ......................              -       5,777,843
  Unrealized loss-trading securities .......................              -         270,384
  Fair value of derivatives at issuance related
   to consulting services ..................................      1,066,500         283,050
  Fair value of derivatives at issuance of
   financing instruments ...................................        582,887         557,620
  Increase (decrease) in fair value of derivative
   liabilities .............................................      3,187,394     (10,696,213)
  Fair value of options issued to employees ................      1,960,441         618,018
  Amortization of debt discount ............................      1,823,811       1,670,650
  Amortization of deferred compensation ....................      1,655,427         287,734
  Fair value of shares of common stock issued in
   payment of interest on convertible promissory
    note ...................................................         90,265         122,026
  Fair value of shares issued in connection with
   the failure to timely file the registration
   statement ...............................................              -         132,851
  Excess of fair value of shares issued in
   satisfaction of accounts payable ........................              -         181,607
  Fair value of shares issued in connection with
   services rendered .......................................              -          13,440
  Depreciation .............................................         49,340          57,823
  Amortization of deferred financing costs .................        671,976         188,384
Changes in operating assets and liabilities
  Restricted cash ..........................................     (1,000,000)              -
  Other assets .............................................        (50,000)         24,000
  Security deposits ........................................          1,603               -
  Accounts payable and accrued expenses ....................        110,217         295,328
  Deferred revenues ........................................        (12,684)              -
  Accrued interest on note receivable ......................              -           1,200
  Accrued interest on convertible promissory
   notes ...................................................         11,914           1,284
                                                               ------------    ------------

Net cash used in operating activities ......................     (4,992,622)     (3,203,760)
                                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from disposition of marketable
   securities ..............................................              -          68,925
  Proceeds from disposition of trading
   securities ..............................................              -         642,117
  Proceeds from note receivable ............................              -          85,000
  Purchases of property and equipment ......................       (142,535)        (92,593)
                                                               ------------    ------------
Net cash (used in) provided by investing
 activities ................................................       (142,535)        703,449
                                                               ------------    ------------
Cash flows from financing activities:
  Principal repayments on lease obligations ................         (6,932)         (7,835)
  Principal repayments on convertible
   promissory note .........................................       (275,000)              -
  Repurchase of shares of common stock .....................       (633,602)              -
  Proceeds from issuance of convertible
   promissory notes ........................................              -         635,000
  Proceeds from issuance of bridge notes ...................      1,500,000               -
  Proceeds from issuance of shares .........................      5,647,600       1,328,750
  Proceeds from exercise of warrants .......................              -         189,375
  Proceeds from exercise of stock options ..................            115             554
  Payments of convertible promissory notes .................              -        (265,000)
  Payments of deferred financing costs .....................       (190,000)              -
  Payments of financing costs ..............................       (417,561)        (35,375)
                                                               ------------    ------------
Net cash provided by financing activities ..................      5,624,620       1,845,469
                                                               ------------    ------------
Decrease in cash ...........................................        489,463        (654,842)
Cash, beginning of period ..................................        165,938       1,671,773
                                                               ------------    ------------
Cash, end of period ........................................   $    655,401    $  1,016,931
                                                               ============    ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ...................   $      8,664    $      3,909
                                                               ============    ============

  Cash paid during the year for taxes ......................   $          -    $          -
                                                               ============    ============

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants and embedded conversion
 features issued in connection with the issuance
 of convertible promissory notes and corresponding
 debt discount .............................................   $  1,500,000    $    650,000
                                                               ============    ============
Fair value of warrants issued in connection with
 the repurchase of shares of common stock ..................   $    900,000    $          -
                                                               ============    ============
Fair value of warrants and embedded conversion
 features issued in connection with the issuance
 of common stock and corresponding increase in
 derivative liabilities ....................................   $  1,686,308    $    177,736
                                                               ============    ============

Reclassification of liability contracts to equity ..........   $  1,585,714    $          -
                                                               ============    ============
Conversion of convertible promissory notes in
 shares of common stock ....................................   $    104,906    $    827,307
                                                               ============    ============
Fair value of shares of common stock issued to
 consultants for services ..................................   $    333,500    $  1,586,250
                                                               ============    ============

                 See Notes to Unaudited Consolidated Financial Statements.

                                             5

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Spare Backup, Inc., formerly known as Newport International Group, Inc., (the "Company") was incorporated in Delaware in December 1999. During February 2004, the Company acquired GrassRoots Communications, Inc. ("GrassRoots"). The Company, through one of its subsidiaries, Spare Backup, Inc., sells on-line backup solutions software and services to individuals, business professionals, small office and home office companies, and small to medium sized businesses. The Company has substantially discontinued its marketing and development efforts under GrassRoots.

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002 and has incurred net losses of approximately $15.1 million during the nine-month period ended September 30, 2006. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

EARNINGS PER SHARE

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 36,914,790 and 23,774,737 at September 30, 2006 and 2005, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at September 30, 2006 and 2005 are excluded from the loss per share computation for that period due to their anti-dilutive effect.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following sets forth the computation of basic and diluted earnings per share for the nine-month periods ended September 30:

                                                       2006            2005
                                                   ------------    ------------
Numerator:
  Net (loss) income ............................   $(15,141,713)   $ (7,990,052)
Adjustments:
  Other (income)-derivative liabilities ........             (-)    (10,138,593)
                                                   ------------    ------------
Adjusted net loss for diluted earnings per share   $(15,141,713)   $(18,128,645)
                                                   ============    ============
Denominator:
  Denominator for basic earnings per share-
   weighted average shares outstanding .........     41,078,439      28,184,029
  Effect of dilutive warrants, embedded
   conversion features and liquidated damages ..              -               -
  Denominator for diluted earnings per share-
   weighted average shares outstanding .........     41,078,439      28,184,029
                                                   ============    ============
Basic earnings (loss) per share ................   $      (0.37)   $      (0.28)
                                                   ============    ============
Diluted earnings (loss) per share ..............   $      (0.37)   $      (0.64)
                                                   ============    ============

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the nine-month period ended September 30, 2006, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In the opinion of the management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2006, and the results of operations and cash flows for the nine-month period ending September 30, 2006 have been included. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

The Company held 3,242,420 shares of the Investee in an escrow account which could not be released without the Investee's permission until August 2006. Until these shares were released from escrow, the Company accounted for the value attributable to such shares as restricted investment in marketable securities. The Company adjusted the carrying value of the restricted investment to $133,921 at September 30, 2005 to reflect an other-than temporary impairment amounting to approximately $5.8 million and has been recognized as realized loss in earnings.

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

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of September 30, 2006.

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

DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in connection with the issuance of the convertible promissory notes. Deferred financing costs were amortized over the terms of the related debt agreements, which range between one to two years, or earlier, if the debt is satisfied prior to maturity.

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

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following pro forma information is to reflect the change from applying the provisions of FAS 123 and APB 25:

                                                            September 30,
                                                         2006          2005
                                                    ------------   ------------
Net (loss) income ................................  $(15,141,713)  $ (7,990,052)
Adjustments:
  Other (income)- derivative liabilities .........            (-)   (10,138,593)
                                                    ------------   ------------
  Adjusted net loss for diluted earnings per share  $(15,141,713)  $(18,128,645)

Add:  Stock-based compensation expense included
 in reported net (loss) income, net of related
 tax effects: ....................................             -        618,018

Deduct:  Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects
 excluded from net (loss) income .................             -       (720,523)
                                                    ------------   ------------
Net (loss) income pro forma ......................  $(15,141,713)  $(18,231,150)
                                                    ============   ============

Proforma earnings per share:
  Basic ..........................................  $      (0.37)  $      (0.28)
                                                    ============   ============
  Diluted ........................................  $      (0.37)  $      (0.64)
                                                    ============   ============

The fair value of the options granted during the nine-month period ended September 30, 2005 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.32-3.95%; stock volatility of 36-86%; no dividends; and estimated life of 36 months.

DERIVATIVE LIABILITIES

The Company accounts for its liquidated damages pursuant to Emerging Issue Task Force ("EITF ")05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF ISSUE NO. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 05-04, View C, the liquidated damages paid in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt and associated warrants or other derivatives is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION, ACCOUNTS RECEIVABLE, AND PROVISION FOR RETURNS

Revenue is recognized when it is earned. The Company's revenue recognition policies are in compliance with SOP 97-2 Software Revenue Recognition (as amended by SOP 98-4 and SOP 98-9) and related interpretations.

The Company markets its software through multiple channel resellers and retail stores. The Company provides for unlimited rights of return to its customers. The Company has only recently licensed its products through such multiple channels and does not have a historical pattern of returns. Additionally, such customers generally pay software vendors based on their own sell-thru and return the unsold products to the software vendor. The customers have not returned any products at September 30, 2006. Accordingly, the Company provides for a provision for returns for all outstanding receivables until the customers return the products or the customers pay their invoices. The outstanding gross receivables at September 30, 2006 amounted to approximately $234,000. The Company has recorded a corresponding amount as provision for returns at September 30, 2006.

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

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after September 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS
150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after September 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

This revised accounting treatment resulted in an increase in derivative liabilities and accumulated deficit of $7,518,503 as of September 30, 2005. Additionally, the Company increased its other-income derivative liabilities and increased its net loss by $10,138,593 for the nine-month ended September 30, 2005. The revised accounting treatment did not have any impact on the Company's net cash used in operating activities, investing activities, of financing activities.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 4 - RESTRICTED CASH

The Company's restricted cash consists primarily of $1.0 million at September 30, 2006, and is held in escrow to fund the sales and marketing expenses incurred by the Company with a US retailer.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following as of September 30, 2006:

8% Convertible promissory notes, bearing interest at 8% per annum, matured on March 1, 2006. Interest payable June 30, 2004 and every quarter thereafter either in cash or common stock. Interest paid in common stock is convertible using the 10-day average closing bid of the stock prior to the end of the quarter. Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate of $0.375. ........................  $ 688,413

Less: unamortized discount .........................................         (-)
                                                                      ---------
Convertible promissory notes-short-term ............................  $ 688,413
                                                                      =========

12.5% Convertible promissory notes, bearing interest at 12.5% per annum, maturing between March and June 2007. Interest payable June
30, 2005 and every quarter thereafter either in cash or common stock. Interest paid in common stock is convertible using the 5-day average closing price of the stock prior to the end of the quarter.
Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. The promissory notes are convertible into shares of common stock at a rate of $0.35. ..........................................  $ 375,000

Less: unamortized discount .........................................   (155,234)
                                                                      ---------
Convertible promissory notes-short term ............................  $ 219,766
                                                                      =========

8% Bridge promissory notes, bearing interest at 8% per annum, maturing between November and December 2007. Interest payable at maturity. Principal and interest immediately converts upon the closing of subsequent financing of at least $1,000,000. The
promissory notes are convertible into shares of common stock at a
rate of $0.35. .....................................................  $       -

Less: unamortized discount .........................................         (-)
                                                                      ---------
Convertible promissory notes-short term ............................  $       -
                                                                      =========

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 5 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The convertible rates for the 8% and 12.5% Convertible promissory notes interest accrued as of September 30, 2006 amounted to $0.59 per share. The Company issued 136,042 and 196,155 shares in connection with the payment of interest on the Convertible promissory notes during the nine-month period ended September 30, 2006 and 2005, respectively. The fair value of such shares issued during the nine-month period ended September 30, 2006 and 2005 amounted to approximately $90,000 and $122,000, respectively. Furthermore, the Company issued 43,143 shares in October 2006 in connection with the payment of accrued interest of approximately $26,000 as of September 30, 2006.

During the nine-month period ended September 30, 2006, certain note holders of 8% convertible promissory notes converted their promissory notes and accrued interest amounting to approximately $105,000 in 279,750 shares of common stock.

During the nine-month period ended September 30, 2006 and September 30, 2005, the Company received $1,500,000 and $635,000 in consideration for the issuance of the bridge promissory notes and convertible promissory notes, respectively. The bridge promissory note and accrued interest aggregating $1,523,792 converted into 4,353,691 shares of the Company's common stock in July 2006.

During the nine-month period ended September 30, 2006, the Company made principal repayments of approximately $275,000 on a 12.5% Convertible promissory note held by the fiancee of the Company's Chief Executive officer.

In the event the Company issues any shares of its common stock or issues any options, warrants, convertible preferred stock or convertible debt issuable or convertible into common stock of the Company at an exercise price or conversion price per share less than $0.75 per share within two years following the closing of the 12.5% Convertible Promissory Notes, then the exercise price of the warrants issued pursuant to the Follow-on Financing will reset to such lower price. As of September 30, 2006, the exercise price of such warrants are $0.35.

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

The Company has the right to call all of the 8% Bridge promissory notes and related warrants, if the stock underlying the warrants has been registered (and that registration statement is still effective), the lock-up restriction, as defined in the agreement, on the common stock has been lifted, and after the lock-up restriction has been lifted the stock maintains a closing bid price above and $0.75 for 15 business days. The Company may redeem the warrants for $0.01 if not exercised within 30 days of the call notification.

The Company recognized a debt discount of $1,500,000 in connection with the issuance of the 8% Bridge promissory notes. The debt discount relates to the recognition of derivative liabilities associated with the 8% Bridge promissory notes.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 5 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The Company paid financing fees of $190,000 to the placement agent in connection with the issuance of the Bridge promissory notes. Additionally, the Company issued 1,071,429 warrants to the placement agent. The fair value of the warrants, which amounted to approximately $439,000 together with the financing fees have been recorded as deferred financing costs during the nine-month period ended September 30, 2006.

The 8% Convertible promissory notes are currently due. Management is in discussion with the holders of such notes to satisfy these obligations with either cash or stock consideration or a combination of both.

Amortization of the debt discount amounted to approximately $1.8 million and $1.7 million during the nine-month period ended September 30, 2006 and 2005, respectively, and is included in interest expense.

Amortization of the deferred financing costs amounted to approximately $672,000 and $215,000 during the nine-month period ended September 30, 2006 and 2005, respectively, and is included in interest expense.

Accrued interest on the Convertible Promissory Notes amounted to approximately $26,000 as of September 30, 2006.

NOTE 6 - DERIVATIVE LIABILITIES

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

The Company recognized liabilities for the following derivatives at the date of their issuance during the nine-month period ended September 30, 2006 and 2005, respectively:

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 6 - DERIVATIVE LIABILITIES (CONTINUED)

                                                    At issuance      At issuance
                                                        2006             2005
                                                    -----------      -----------
Embedded conversion features
12.5% convertible notes ......................       $        -       $  934,000
8% bridge notes ..............................        1,500,000                -
Freestanding warrants and options
12.5% convertible notes ......................                -          273,620
8% bridge notes ..............................          582,857                -
Other warrants and options ...................        6,174,351          460,786
Liquidated damages ...........................                -                -
                                                     ----------       ----------
                                                     $8,257,208       $1,668,406
                                                     ==========       ==========

The fair value of the derivative liabilities at September 30, 2006 are as follows:

         Embedded conversion features-
         8% convertible notes ........................      $   385,528
         12.5% convertible notes .....................          675,000
         Freestanding warrants and options
         8% convertible notes ........................        1,144,274
         10% convertible notes .......................          179,550
         12.5% convertible notes .....................          345,680
         8% bridge notes .............................          994,286
         Other warrants and options ..................        7,286,946
         Common stock subject to put .................        2,288,136
         Liquidated damages ..........................          305,085
                                                            -----------
                                                            $13,604,485
                                                            ===========

The Company used the following assumptions to measure the identified derivatives at issuance, which is during the nine-month periods ended September 30, 2006 and 2005 and at September 30, 2006, as follows:

Embedded conversion feature-Convertible Promissory Notes and Common Stock Subject to Put

                                    Nine Month Period Ended
                                         September 30,            At September
                                      2006          2005            30, 2006
                                  ---------     ------------     ---------------
Market price: ................    $    0.41     $ 0.40-$0.62     $          0.59
Exercise price: ..............    $    0.35     $0.188-$0.85     $0.188 - $1.75
Term: ........................    1.5 years        3-5 years     1.25-4.75 years
Volatility: ..................         221%              86%                225%
Risk-free interest rate: .....         5.1%            3.32%               4.69%
Maximum liability:
8% convertible notes .........                                   $       688,443
12.5% convertible notes ......                                   $       562,500

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 6 - DERIVATIVE LIABILITIES (CONTINUED)

Liquidated damages
                                                              At September
                                              At issuance       30, 2006
                                              -----------     ------------
         Market price: .....................      n/a          $    0.59
         Exercise price: ...................      n/a          $    0.59
         Term: .............................      n/a             1 year
         Volatility: .......................      n/a               225%
         Risk-free interest rate: ..........      n/a              4.69%
         Maximum liability: ................      n/a          $ 975,000

Freestanding warrants and options

                                   Nine Month Period Ended
                                         September 30,             At September
                                     2006            2005            30, 2006
                                -------------    ------------     --------------
Market price: ...............   $0.41 - $0.59    $ 0.40-$0.62     $         0.59
Exercise price: .............   $0.40 - $0.59    $0.188-$0.85     $0.188 - $1.75
Term: .......................       2-5 years       3-5 years          2-5 years
Volatility: .................     221% - 225%             86%               225%
Risk-free interest rate: ....   4.18% - 5.10%           3.32%              4.69%
Options and warrants ........       8,498,215         681,000         14,572,105

The embedded conversion features are as follows:

Reset Feature Following Subsequent Financing - 12.5% Convertible Promissory notes: 50%, which is the effective discount to market value the Company would offer in the event it provides for a subsequent private placement financing

Liquidated Damage Clause: 22.5%, which is the difference, in months between the time the underlying shares are free-trading and the grace period to obtain a registration statement, multiplied by the liquidated damage rate of 1% per month.

Common stock subject to put: 25%, which is the effective discount to market value assuming that the putholders convert 2,500,000 shares in convertible promissory notes.

During the nine month periods ended September 30, 2006 and 2005, the Company allocated $1,500,000 and $635,000, respectively, of the fair value of the derivatives issued in connection with convertible promissory notes, at their date of issuance, to debt discount. The excess of the fair value of the derivative liabilities over the debt discount has been recognized as other expense-derivative liabilities, which amounts to approximately $583,000 and $557,000 during the nine-month period ended September 30, 2006 and 2005, respectively.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 6 - DERIVATIVE LIABILITIES (CONTINUED)

During the nine month periods ended September 30, 2006 and 2005, the Company allocated approximately $1.7 million and $178,000, respectively, of the fair value of the derivatives to the net value of the issuance of shares of common stock as additional consideration provided to such stockholders and has been recorded as an offset to additional paid-in capital.

During the nine month period ended September 30, 2006 and 2005, the Company allocated approximately $1.1 million and $283,000, respectively, of the fair value of the derivatives recognized in connection with the issuance of certain warrants issued to consultants to sales, general, and administrative expenses.

During the nine month period ended September 30, 2006, the Company allocated $439,256 of the fair value of the derivatives recognized in connection with the issuance of certain warrants issued to a placement agent to deferred financing costs.

During the nine month period ended September 30, 2006, the Company reclassified the embedded conversion features of the Bridge promissory notes as equity contracts, upon its conversion in July 2006. The fair value of the embedded conversion features at the date of conversion amounted to approximately $1.6 million. This reclassification resulted in an increase in additional paid-in capital and a decrease in derivative liabilities of the corresponding amount.

During the nine month period ended September 30, 2006, the Company allocated $900,000 of the fair value of the derivatives recognized in connection with the issuance of certain warrants issued to the Investee associated with the Company's repurchase of its shares to additional paid-in capital.

The difference in fair value of the derivative liabilities between the date of their issuance and the appropriate measurement dates, which amounted to an increase of approximately $3.2 million and a decrease of $11.8 million for the nine-month periods ended September 30, 2006 and 2005, respectively, has been recognized as other expense and other income, respectively.

NOTE 7 - STOCKHOLDERS' DEFICIT

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

During the nine-month period ended September 30, 2006 and 2005, the Company issued 1,325,000 and 2,553,000 shares of common stock, respectively, to consultants for services performed. The fair value of such shares amounted to approximately $334,000 and $1.6 million during the nine-month period ended September 30, 2006 and 2005, respectively. The nature of the services rendered in connection with the issuance of these shares were for marketing purposes. Some of these services are provided for periods up to 12 months. The Company has recognized amortization of deferred compensation of approximately $1.6 million and $290,000 during the nine month-periods ended September 30, 2006 and 2005, respectively, in connection with the issuance of these shares.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The Company issued 136,042 and 196,155 shares in connection with the payment of interest on the Convertible promissory notes during the nine-month period ended September 30, 2006 and 2005, respectively. The fair value of such shares issued during the nine-month period ended September 30, 2006 and 2005 amounted to approximately $90,000 and $122,000, respectively. Furthermore, the Company issued 43,143 shares in October 2006 in connection with the payment of accrued interest of approximately $26,000 as of September 30, 2006.

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

ISSUANCE OF COMMON STOCK PURSUANT TO PRIVATE PLACEMENTS

During the nine-month period ended September 30, 2006, the Company issued 12,179,306 shares pursuant to two private placements which generated net proceeds of approximately $5.2 million.

During September 2005, the Company issued 2,415,907 shares pursuant to a private placement which generated net proceeds of approximately $1.3 million. In connection with this private placement, the Company issued 664,375 warrants exercisable at a price of $1.30 per share. The warrants expire in September 2010.

REPURCHASE AND CANCELLATION OF COMMON STOCK

During May 2006, the Company repurchased 5,882,352 shares of its common stock and as consideration, paid to the Investee approximately $630,000, issued 3,000,000 warrants and assigned its investment in the Investee's shares to the Investee. The aggregate consideration for the repurchase of the Company's shares of common stock amounted to approximately $1.7 million and has been recorded as a decrease of the stockholders' deficit during the nine-month period ended September 30, 2006.

NOTE 8 - STOCK OPTIONS AND WARRANTS

WARRANTS

During the nine month period ended September 30, 2005, the Company issued 596,000 warrants in connection with the issuance of the 12.5% Convertible Promissory Notes. The exercise price of the warrants is $0.35 per underlying share of common stock. The warrants expire in December 2009.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

During the nine month period ended September 30, 2006, the Company issued 1,714,286 warrants in connection with the issuance of the 8% Bridge promissory notes. Additionally, the Company issued 1,071,429 warrants to the placement agent as finders' fee in connection with the issuance of the 8% Bridge promissory notes. The exercise price of the warrants is $0.40 per underlying share of common stock. The warrants expire in September 2008.

During the nine month period ended September 30, 2006, the Company issued 3,000,000 warrants in connection with the repurchase of its shares from the Investee. The exercise price of the warrants is $1.00. The warrants expire in May 2008.

During the nine month period ended September 30, 2006, the Company issued 2,100,000 warrants to two consultants. The exercise price of the warrants is $0.50. The warrants expire in March 2011.

During the nine month period ended September 30, 2006, the Company issued in aggregate 3,279,722 warrants to investors pursuant to two equity private placements. The Company issued 437,500 warrants in connection with the first private placement. The warrants are exercisable at a price of $0.40 per share. The warrants expire in March 2011. The Company issued 2,842,222 warrants in connection with the second private placement. The warrants are exercisable at a price of $0.60 per share. The warrants expire in September 2009. Additionally, the Company issued 175,000 and 710,566 warrants to the placement agents of the first and second private placements. Such warrants have substantially the same terms as those granted to the investors.

In connection with the September 2005 private placement, the Company issued 664,375 warrants to the investors. The exercise price of the warrants is $1.30 per share. The warrants expire in September 2010. During the nine-month period ended September 30, 2005, The Company issued 505,000 shares of common stock pursuant to the exercise of warrants which generated proceeds of approximately $190,000.

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

The Company granted 4,869,183 and 2,291,535 options during the nine-month period ended September 30, 2006 and 2005, respectively, to purchase common stock to employees for services performed. The exercise prices of such options ranged from $0.001 to $0.56 during the nine-month period ended September 30, 2006 and $.001 to 1.62 for options granted during the nine-month period ended September 30, 2005, respectively.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company issued 2,291,535 options with below market exercise prices during the nine-month period ended September 30, 2005. The issuance of such options to employees resulted in compensation expense pursuant to APB Opinion No. 25 amounting to approximately $410,000 during the nine-month period ended September 30, 2005.

Employees are holding 11,950,127 options outstanding at September 30, 2006. The outstanding options vest over periods of up to two years. During the nine month period ended September 30, 2006, we recorded a share-based payment expense amounting to approximately $1.9 million. The share based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options is based on the Black-Scholes Model using the following assumptions:

         Exercise price: ..........................      $0.001 - $2.25
         Market price at date of grant: ...........      $0.02 -$0.1.95
         Volatility: ..............................          0% to 225%
         Expected dividend rate: ..................                  0%
         Risk-free interest rate: .................        2.78% - 5.1%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 10 - SUBSEQUENT EVENTS

The Company issued 48,929 shares in October 2006 in connection with the payment of accrued interest of approximately $21,000 as of September 30, 2006.

The Company issued 2,576,770 shares pursuant to a private placement, generating gross proceeds of $2,526,770. In connection with the private placement, the Company issued 1,010,708 warrants to the investors. The warrants are exercisable at a price of $0.60 per share. The warrants expire in October 2009. Additionally, the Company issued 631,693 warrants to the placement agent of the private placement. Such warrants have substantially the same terms as those granted to the investors.

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

         During fiscal 2005 we began establishing a reseller network focusing on retailers and original equipment manufacturers (OEMs). We believe that these distribution channels will significantly broaden the market exposure of our products while containing marketing costs. Our pricing model for Spare Backup and Spare Switch product offerings are subscription-based. Certain of our marketing programs provide for end-user trial periods of up to nine months. We anticipate that within 45 days of a trial download we will begin generating revenues from automatic billing of credit cards to those users who wish to continue the service. We are unable to predict at this time with any certainty what our retention percentage of customers will be following the trial download period. We believe, however that the retention rate should be high based upon the convenience we are offering customers at a relatively low monthly cost. In addition, as a result of the period between the beginning of the trial download period and the credit card billing cycle, which can be as much as 135 days, there is a rather significant "lag" time before we begin generating revenues from customers who try our products and decide to purchase the subscription service.

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

GOING CONCERN

         We have generated minimal revenue since our inception on June 12, 2002, and have incurred net losses of approximately $48.2 million since inception through September 30, 2006. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2005 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                              Nine Months Ended
                                                 September 30,
                                             2006            2005         Increase/      Increase/
                                                         (unaudited)    (Decrease) $    (Decrease) %
                                         (unaudited)     (restated)     2006 vs 2005    2006 vs 2005
                                        ------------    ------------    ------------    ------------
Revenues ............................   $     47,558    $     15,463          32,095         208%

Operating expenses:
 Research and development ...........        567,268         469,722          97,546          21%
Amortization of deferred compensation      1,655,427         287,734       1,367,693         475%
Stock based payment -options ........      1,960,441         618,018       1,342,423         217%
 Sales, general and administrative ..      4,612,614       3,383,471       1,229,143          36%
                                        ------------    ------------    ------------    ------------

Total operating expenses ............      8,795,750       4,758,945       4,036,805          85%

Operating loss ......................     (8,748,192)     (4,743,482)      4,004,710          84%

Other income -  derivative
liabilities .........................              -      10,696,213     (10,696,213)       (100)%
Other expenses - derivative
liabilities .........................     (3,770,230)       (557,620)      3,212,610         576%
Other expense - liquidated damages ..              -        (172,929)       (172,929)       (100)%
Transfer - unrealized gain -
investment held for sale to trading
security ............................        112,509               -         112,509         100%
Unrealized loss - transfer of
available for sale securities to
trading securities ..................              -      (4,999,263)     (4,999,263)       (100)%
Unrealized loss - trading securities               -        (270,384)       (270,384)       (100)%
Realized loss - trading securities ..       (111,624)     (5,777,843)     (5,666,219)        (98)%
Interest expense ....................     (2,624,176)     (2,164,744)        459,432          21%
                                        ------------    ------------    ------------    ------------
 Total other expenses, net ..........     (6,393,521)     (3,246,570)      3,146,951          97%

Net Loss ............................   $(15,141,713)   $ (7,990,052)      7,151,661          90%
Comprehensive income (loss) .........   $(15,254,222)   $  2,314,672     (17,568,894)        759%

REVENUES

         We market our software through multiple channel resellers and retail stores and give these customers unlimited rights of return. Generally, our customers pay software vendors based on their own sell-thru and return the unsold products to the software vendor. Accordingly, we do not recognize revenue until we have received payment from our customers.

         The increase in revenues for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 reflects our continuing efforts to market our Spare Back-Up product offerings. Included in our revenues for the nine months ended September 30, 2006 were deferred revenues of $12,684 we had recorded in fiscal 2005. While we have begun establishing our distribution channels for this product group, we are unable to predict if we will generate any significant revenues during fiscal 2006 or beyond from these products.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants. The increase in our increase in research and development expenses during the nine month period ended September 30, 2006 when compared to the comparable period in fiscal 2005 is primarily due to reallocation of additional internal resources during fiscal 2006 to develop additional features and enhancements for our Spare Back-Up product.

         AMORTIZATION OF DEFERRED COMPENSATION

         Amortization of deferred compensation consists primarily of the value of shares issued as compensation for consulting services prior to September 30, 2006 which were not substantially completed at the time of the issuance of the shares. The increase in amortization of deferred compensation during the nine month period ended September 30, 2006 is primarily due to shares we issued for services during the second half of fiscal 2005 and the first half of fiscal 2006 for strategic and marketing services to be rendered over periods of up to one year. We issued 1,075,000 and 2,553,000 shares of our common stock during the nine month period ended September 30, 2006 and 2005, respectively. As a result of the amortization of the deferred compensation expense during the balance of fiscal 2006, we will continue to recognize similar expenses during future periods, although we are unable to predict the amount of or timing of such expenses.

         SHARE-BASED PAYMENT - OPTIONS

         Stock-based compensation consists of the fair value of options. The increase in share-based payment during the nine month period ended September 30, 2006 is primarily attributable to the implementation of SFAS 123(R). Under SFAS No. 123(R), which was effective January 1, 2006, companies are now required to measure the compensation costs of share-based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.

         SALES, GENERAL, AND ADMINISTRATIVE EXPENSES

         Sales, general, and administrative expenses consist primarily of salaries and related expenses paid to our employees and contractors as well as advertising expenses. The increase in sales, general, and administrative expenses during the nine month period ended September 30, 2006 is primarily due to certain payments made to two consultants aggregating $525,000 in February

2006 as well as the issuance of warrants to these consultants valued at approximately $1 million. The services performed by such consultants are for strategic and marketing purposes. This increase was offset by a decrease in sales, general, and administrative expenses related to the issuance of options with exercise prices below their market value amounting to approximately $285,000 during the nine month period ended September 30, 2005, a decrease in marketing and advertising expenses of approximately $250,000, which occurred during the nine month period ended September 30, 2005 while no such expenses occurred during the nine month period ended September 30, 2006. Additionally, the remaining decrease in sales, general, and administrative expenses is attributable to a general expense reduction program implemented during the latter part of the second quarter of fiscal 2005 and which was fully effective during the nine months ended September 30, 2006. We believe that our selling, general, and administrative expenses will increase in the foreseeable future resulting from our agreement with Circuit City as described earlier in this report. Under the terms of that agreement, we will incur at least $200,000 in marketing expenses during the second half of fiscal 2006.

TOTAL OTHER EXPENSES, NET

         OTHER INCOME - DERIVATIVE LIABILITIES AND OTHER EXPENSES- DERIVATIVE LIABILITIES

         Other income - derivative liabilities and other expenses - derivative liabilities consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 00-19 to our financial statements. During March 2004, we sold 8% promissory notes private placement. In connection with the issuance of the 8% promissory notes, we granted a subsequent financing conversion reset right which expired on March 1, 2006. Subsequently, we granted similar rights to the holders of our 12.5% convertible subordinated promissory debentures which we sold in March 2005. The subsequent financing conversion reset is considered an embedded conversion feature pursuant to EITF Issue No. 00-19. Because there is no explicit number of shares that are to be delivered upon satisfaction of subsequent financing conversion reset feature, we are unable to assert that we have sufficient authorized and unissued shares to settle such feature. Accordingly, all of our previously issued and outstanding instruments, such as warrants and options issued to non-employees pursuant to rendered services, are be classified as derivative liabilities, effective with the granting of the subsequent financing conversion reset feature. This classification will apply to all future options and warrants as well. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase of approximately $3.2 million and a decrease of $11.8 million for the nine month periods ended September 30, 2006 and 2005, respectively, has been recognized as other expense and other income, respectively. Please see Note 5 - Derivative Liabilities of the Notes to Unaudited Consolidated Financial Statements appearing elsewhere in this report for a more complete description of the components of derivative liabilities and their impact on our financial statements.

         We anticipate that we will recognize other income or expense in future periods based upon the fluctuation of the market price of our common stock. This non-cash income or expense has materially impacted our results of operations in prior periods and is reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

OTHER EXPENSE - LIQUIDATED DAMAGES

         Other expense-liquidated damages consist of the fair value of shares issued as liquidated damages for failure to timely filed a registration statement. The decrease in other expense-liquidated damages during the nine-month period ended September 30, 2006 is primarily attributable to incurred such liability during the period ended September 30, 2005 while not incurring this liability during the nine-month period ended September 30, 2006.

TRANSFER-UNREALIZED GAIN -INVESTMENT HELD FOR SALE TO TRADING SECURITIES AND UNREALIZED LOSS - TRANSFER OF AVAILABLE-FOR-SALE SECURITIES TO TRADING SECURITIES

         Transfer-unrealized gain -investment held for sale to trading securities consist of unrealized gain or losses on investment held for sale which were re-categorized as trading securities transferred from other comprehensive income (loss) to earnings at the date of the intent to sell the shares. Such re-categorizations were one-time events and we do not expect that such transfers will occur in the foreseeable future.

UNREALIZED AND REALIZED LOSS TRADING SECURITIES

         Unrealized and realized loss- trading securities consist of realized losses on trading securities which were sold during the nine months ended September 30, 2005. Such sales were one-time events and we do not expect that such sales will occur in the foreseeable future.

INTEREST EXPENSE

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The increase in interest expense during the nine month period ended September 30, 2006 when compared to the prior period is primarily attributable to the amortization of the debt discount amounting to $1.5 million associated with the Bridge note payables which was issued during the second quarter of 2006.

COMPREHENSIVE INCOME (LOSS)

         For the nine months ended September 30, 2006 we recognized a loss of $112,509 on the transfer of unrealized gain - investment held for sale to trading security and during the nine months ended September 30, 205 we recognized income of $10,304,724 related to transfer of previous realized loss on restricted investment ($4,999,263), transfer of available for sale securities to trading securities ($4,999,263) and unrealized gain - restricted investments of $306,198. As described in Note 2 - Summary of Significant Accounting Policies to the Notes to Unaudited Consolidated Financial Statements appearing elsewhere in this report, the items of income and expense were one-time events and we do not expect to report similar expense or income in future periods. These one-time, non-cash items, however, increased our net loss by $112,509 for the nine months ended September 30, 2006 and resulted in comprehensive income for the comparable period in fiscal 2005 of $2,314,672.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                                        % of Change
                                                   SEPTEMBER 30,      DECEMBER 31,        $ Change      2006 v 2005
                                                       2006               2005          2006 vs 2005       (+/-)
                                                   ------------      ------------      ------------     -----------
Working capital (deficit) ......................   $(13,454,983)     $ (6,875,700)     $  6,579,283           96%
Cash ...........................................   $    655,401      $    165,938      $    489,463          295%
Restricted cash ................................   $  1,060,000      $     60,000      $  1,000,000            NM
Total current assets ...........................   $  1,715,401      $    225,938      $  1,489,463          659%
Property and equipment, net of depreciation ....   $    423,781      $    330,584      $     93,197           28%
Restricted investment in marketable securities .   $          -      $    246,430      $   (246,430)       (100)%
Deferred financing costs, net of amortization ..   $          -      $     42,720      $    (42,720)       (100)%
Other assets ...................................   $     76,380      $     27,983      $     48,397          173%
Total assets ...................................   $  2,215,562      $    873,657      $  1,341,905          154%

Accounts payable and accrued expenses ..........   $    617,023      $    506,572      $    110,451           22%
8% convertible promissory notes, net of debt
discount of $98,898 at December 31, 2005 .......   $    688,413      $    694,421      $     (6,008)           NM
12.5% convertible notes, net of debt discount of
$155,234 at September 30, 2006 (1) .............   $    219,766      $          -(1)             NM            NM
Accrued interest on promissory notes ...........   $     25,697      $     37,575      $    (11,878)        (32)%
Derivative liabilities .........................   $ 13,604,485      $  5,828,454      $  7,776,031          133%
Total current liabilities ......................   $ 15,170,384      $  7,101,638      $  8,068,746          114%
12.5% convertible notes, net of debt discount of
$380,147 at December 31, 2005 (1) ..............   $          -(1)   $    269,853                NM           NM
Total liabilities ..............................   $ 15,176,809      $  7,377,916      $  7,798,893          106%
Total stockholders' (deficit) ..................   $(12,691,249)     $ (6,504,259)     $  6,186,990           95%

__________
NM = not meaningful

(1) The 12.5% convertible notes are due in March 2007. Accordingly, at December 31, 2005 they were classified as a long-term liability on our balance sheet but at September 30, 2006 these notes are now considered a current liability and are classified accordingly on our balance sheet at that date.

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2005 contains an explanatory paragraph regarding our ability to continue as going concern. At September 30, 2006, we had cash on hand of approximately $655,000 which reflects proceeds we received from the sale of securities. Since September 30, 2006 we have sold additional securities which have resulted in gross proceeds to us of $1,438,000.

         At September 30, 2006, we had a working capital deficiency of approximately $13.5 million. A significant component of this working capital deficiency is a derivative liability of $13,604,485, which we have recognized in connection with the grant or the issuance of various embedded conversion features, liquidated damages, and freestanding warrants. As discussed earlier in this report, we anticipate that we will recognize changes in these liabilities in future periods based upon the fluctuation of the market price of our common stock. This non-cash liability materially impacts our balance sheet at September 30, 2006. Based upon the value associated with the liability at future measurement dates, the amount of the liability could significantly increase or decrease in future periods, however, we are unable to quantify the amount of the liabilities associated with these derivatives in those future periods.

         During the nine months ended September 30, 2006, our cash increased $489,463. This increase consisted of $5,624,620 in cash provided by financing activities which was offset by $4,992,622 of cash used in operating activities and $142,535 of cash used in investing activities.

         We market our software through multiple channel resellers and retail stores and we give these customers unlimited rights of return. Because we have only recently licensed our products through these multiple channels we do not have a historical pattern of returns. Additionally, our customers generally pay software vendors based on their own sell-thru and return the unsold products to the software vendor. Accordingly, we provide for a provision for returns for all outstanding receivables until the customers either return the products or pay their invoices. The outstanding gross receivables at September 30, 2006 amounted to approximately $234,000 and we recorded a corresponding amount as provision for returns at September 30, 2006. The customers have not returned any products at September 30, 2006, however, this reserve for possible returns reduces our working capital by the amount of the reserve.

         In August 2006 we entered in a technical support services agreement with Circuit City which provides that Circuit City will market and support our Spare Back-Up product. The agreement provides that, among other things, we will deposit up to $1,000,000 in an escrow account to secure certain obligations associated with compensation to Circuit City for installs of our software on each computer sold to their customers. The $1,000,000 we have deposited in escrow in connection with the Circuit City agreement is reflected on our balance sheet at September 30, 2006 as a component of restricted cash. Additionally, we agreed to pay $200,000 to Circuit City for marketing development funds related to the promotion of our software; this amount is included in our accounts payable and accrued expenses at September 30, 2006.

         Net cash used in operating activities for the nine months ended September 30, 2006 increased approximately $1,788,862 from the nine months ended September 30, 2005. Included in this change is an increase in our net loss for the period to $15,141,713, as compared to a net loss of $7,990,052 for the nine months ended September 30, 2005, and is primarily attributable to an increase of $1,229,142 in our sales general and administrative expenses for the nine months ended September 30, 2006 from the nine months ended September 30, 2005 and the effect of increased expenses in the 2006 period related to non-cash transactions including the losses associated with derivative liabilities, amortization of debt discounts and deferred compensation and the value of shares issued as compensation. In addition, during the nine months ended September 30, 2006 changes in operating assets and liabilities included an expense of $1,000,000 associated the deposit of that amount in escrow account to secure certain obligations associated with compensation to Circuit City, together decreases in other assets of $50,000 and deferred revenues of $12,684 which was offset by increases in accounts payable and accrued expenses of $110,217 and an increase in accrued interest on convertible promissory notes of $11,914.

         Net cash used in investing activities was $142,535 for the nine months ended September 30, 2006 as compared to net cash provided by financing activities of $703,449 for the comparable nine month period in fiscal 2005. This change is attributable to a reduction in cash received from the sale of marketable securities and proceeds from the issuance of notes during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, together with an increase in cash used for the purchase of equipment.

         Net cash provided by financing activities increased $3,779,151 during the nine months ended September 30, 2006 from the comparable period in fiscal 2005. During the fiscal 2006 quarter we received $3,950,007 from the issuance of securities which was offset by the repayment of lease obligations, principal repayments on notes, payment of financing costs and the repurchase of shares of our common stock from Langley Park Investment Trust PLC. During the fiscal 2005 period we received $635,413 from the issuance of convertible promissory notes and the exercise of options which was offset by the repayment of convertible notes and principal repayments of lease obligations.

         We have generated minimal revenues since inception and our current operations are not an adequate source of cash to fund future operations. Historically we have relied on private placement issuances of equity and debt financing instruments. Our future capital requirements depend primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. While we do not presently have any obligations for capital expenditures, approximately $690,000 principal amount 8% promissory notes were due March 1, 2006, which remain outstanding as of the date of this quarterly report and an additional $325,000 principal amount 12.5% convertible subordinated promissory debentures are due in March 2007.

         It is likely that we will need to raise additional working capital to fund our ongoing operations and growth. The amount our future capital requirements depend primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

         There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included elsewhere in this prospectus. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board issued Statement No. 151 (SFAS 151), Inventory costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We currently believes that the adoption of SFAS 151 will not have a material impact on its financial position, results of operations and cash flows.

         In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for our company beginning with our fiscal year ending 2006. We are currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. We are currently evaluating which transitional provision and fair value methodology we will follow. We expect that any expense associated with the adoption of the provisions of SFAS 123R will have a material impact on our results of operations. Effective January 1, 2006, we have fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107.

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

         In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to our financial position, results of operations and cash flows.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our CEO, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our CEO has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Between July 2006 and November 2006 Spare Backup, Inc. sold an aggregate of 2,060,245 units of our securities at an offering price of $2.25 per unit to 114 accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Rule 506 of Regulation D and Section 4(2) of that act. We received gross proceeds of $4,635,500 in this offering. We intend to use the net proceeds from this offering, after deducting the compensation payable to the placement agent and other costs of the offering, for debt reduction, sales expenses and general working capital.

         Each unit consisted of five shares of our common stock and two common stock purchase warrants each exercisable at $0.60 per share, exercisable for a period of two years. The warrant contains customary anti-dilution terms under which the number of shares and exercise price of the warrants are proportionally adjusted in the event of stock splits, stock dividends, recapitalizations and similar corporate events. The warrants included in the units are callable by us at such time as the 10 day non-volume weighted average daily closing price of our common stock equals or exceeds $1.00 per share providing that the shares underlying these warrants have been registered for resale for at least 15 business days under an effective registration statement filed with the Securities and Exchange Commission.

         Brookstreet Securities Corporation acted as placement agent for us in the offering. We paid that firm a sales commission of 5% of the gross proceeds $231,775 and a non-accountable expense allowance of 6% of the gross proceeds $278,130. We also issued Brookstreet Securities Corporation five year warrants to purchase 2,575,306 shares of our common stock, which represented 25% of the shares included in the units sold in the offering, with each warrant exercisable at $0.45 per share. The warrants issued to Brookstreet Securities Corporation contain a cashless exercise feature and are not redeemable by us. We agreed to pay Brookstreet Securities Corporation a cash commission of 7% of the proceeds we receive from any exercise of the warrants included in the units, and to issue that firm additional warrants equal to 7% of the total number of shares of our common stock we issue upon the exercise of the warrants included in the units sold in the offering. The warrants we may issue upon such exercise will be identical to the warrants we issued as partial compensation for the firm's services to us as placement agent in this offering.

         We granted Brookstreet Securities Corporation observation rights for all meetings of our Board of Directors. Without the prior written consent of Brookstreet Securities Corporation we also agreed not to make any changes in our management for a period of six months following the closing of the offering and not to issue any new securities, including debt, until the registration statement described below has been declared effective. Our officer and directorshave executed lock-up agreements restricting each of them from disposing of any of our securities for a period of 180 days following the closing of the offering.

         We agreed to file a registration statement with the Securities and Exchange Commission within 30 days of the closing of the offering covering the shares of common stock, including the shares underlying the warrants, sold in the offering. We also granted Brookstreet Securities Corporation piggy-back registration rights covering the shares of common stock underlying the warrants issued to that firm as partial compensation for their services as placement agent. Once effective, we have agreed to keep the registration statement effective for a period of two years, and to pay all costs associated with the filing of the registration statement, including reasonable fees and expenses of one counsel for the holders of the securities sold in the offering. If we fail to file the registration statement within the prescribed timeframe we are required to issue the purchasers on a pro rata basis additional shares of our common stock equal to 1% of the shares purchased in the offering for every business day that we are late in filing the registration statement beyond 30 days and continuing for up to 100 business days.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

         In March 2005 we sold 12.5% convertible subordinated promissory debentures to a total of five accredited investors in a private transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(2) of that act. The purchasers included Ms. Jenelle Fontes, an employee of our company ant the fiancee of Cery Perle our CEO and President, who purchased a $275,000 principal amount 12.5% convertible subordinated promissory debenture. The debenture matured in March 2007. In June and September, 2006 we repaid the $275,000 principal due Ms. Fontes under this debenture and satisfied this obligation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

31.1     Rule 13a-14(a)/15d-14(a) certification of CEO
31.2     Rule 13a-14(a)/15d-14(a) certificate of principal accounting officer
32.1     Section 1350 certification of CEO and principal accounting officer


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Spare Backup, Inc.

                                       By: /s/ Cery Perle
                                           --------------
November 14, 2006                      Cery Perle, President and CEO,
                                       principal executive officer and
                                       principal accounting officer