Form 10KSB/A
period 2005-12-31
SPARE BACKUP, INC.
filed 2007-01-12
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A#1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number: 000-30587

                               Spare Backup, Inc.
                               ------------------
                 (Name of small business issuer in its charter)

              Delaware                                     23-3030650
              --------                                     ----------
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                    Identification No.)

        73061 El Paso, Suite 202, Palm Desert, CA             92260
        -----------------------------------------          ----------
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

EXPLANATORY PARAGRAPH

         We are amending our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 as filed on April 14, 2006 in response to comments from the Securities and Exchange Commission regarding certain of the disclosure which appeared in Part II, Item 8A. Controls and Procedures. Part II, Item 8A. Controls and Procedures is hereby deleted in its entirety and substituted with the following:

ITEM 8A. CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that (i) our controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, and
(ii) our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

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

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 13. EXHIBITS

EXHIBIT NO.                        DESCRIPTION

31.1     Section 302 Certification of Chief Executive Officer
31.2     Section 302 Certification of Principal financial and accounting officer
32.1     Section 906 Certification of Chief Executive Officer

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Spare Backup, Inc.

January 12, 2007                      By: /s/ Cery B. Perle
                                          -----------------
                                      Cery B. Perle, CEO and President,
                                      principal executive officer and
                                      principal financial and accounting officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                          Title                          Date
    ---------                          -----                          ----

/s/ Cery B. Perle        President, Chief Executive Officer,    January 12, 2007
-----------------        principal executive officer and
Cery B. Perle            principal financial and accounting
                         officer


/s/ Edward L. Hagan      Secretary and director                 January 12, 2007
-------------------
Edward L. Hagan


/s/ Richard Galterio     Director                               January 12, 2007
--------------------
Richard Galterio