Form 10QSB/A
period 2006-09-30
SPARE BACKUP, INC.
filed 2007-01-12
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A#1
(Mark One)

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


            70361 El Paseo, Suite 202, Palm Desert, California 92260
            --------------------------------------------------------
                    (Address of principal executive offices)


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

EXPLANATORY PARAGRAPH

         We are amending our Quarterly Report on Form 10-QSB for the period ended September 30, 2006 as filed on November 14, 2006 in response to comments from the Securities and Exchange Commission regarding certain of the disclosure which appeared in Part I, Item 3. Controls and Procedures. Part I, Item 3. Controls and Procedures is hereby deleted in its entirety and substituted with the following:

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our CEO, who also serves as our principal financial and principal accounting officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended ("Exchange Act")) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our CEO has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Our management, which includes our CEO, concluded that our disclosure controls and procedures are effective to (i) give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

31.1     Rule 13a-14(a)/15d-14(a) certification of CEO
31.2 Rule 13a-14(a)/15d-14(a) certificate of principal financial and principal accounting officer
32.1 Section 1350 certification of CEO and principal financial and principal accounting officer


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Spare Backup, Inc.

January 12, 2007                       By: /s/ Cery Perle
                                           --------------
                                       Cery Perle, President and CEO, principal
                                       executive officer and principal financial
                                       and principal accounting officer