Form 10KSB
period 2006-12-31
SPARE BACKUP, INC.
filed 2007-04-02
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the transition period from _____ to _____

                         Commission file number: 0-30687

                               Spare Backup, Inc.
                               ------------------
                 (Name of small business issuer in its charter)

                  Delaware                                23-3030650
                  --------                                ----------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                 72757 Fred Waring Drive, Palm Desert, CA 92260
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (760) 779-0251

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         State issuer's revenues for its most recent fiscal year. $73,046 for the fiscal year ended December 31, 2006.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $50,521,638 on March 27, 2007

         State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date. 61,158,172 shares of common stock are issued and outstanding as of March 26, 2007.

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

     Transitional Small Business Disclosure Form (check one): Yes ___ No _X_

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Part I. Item 1. Description of Business - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                           OTHER PERTINENT INFORMATION

         When used in this annual report, the terms "Spare Backup," " we," "our," and "us" refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiaries.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         We are a developer and marketer of a line of software products specifically designed for the small business and home business users. Our products are designed and developed so that technical skills are not necessary to use or manage the software. Our Spare line of software products includes our Spare Backup service and our Spare Switch PC data migration software.

OUR PRODUCTS AND SERVICES

         SPARE BACK-UP

         Spare Backup, a fully-automated remote backup solution designed and developed especially for the small office or home environment, automatically and efficiently backs up all data on selected laptop or desktop computers. As a result, we believe small companies can ensure file safety in PCs and laptops for backup and retrieval. We launched our Spare Back-up service and software product version 1.0 in March 2005 and are currently offering version 3.1 of the product.

         Spare Backup offers:

         o An automatic program installation that requires absolutely no user interaction to configure backups,

         o No complicated file selection - Spare Backup scans the user's computer and backs up:

            o All contacts, email messages and attachments, address book, contacts, folders and contents, signature files from Outlook, and Outlook Express

            o  Word, Excel, PowerPoint files, templates and settings from MS
               Office

            o My Documents, My Music, My Pictures, Quicken, QuickBooks, MS Money, Turbo Tax and Tax Cut

            o  All desktop files

         o  Simple, fast data recovery

         o  Reports automatically available to users in Spare Backup

         o  Redundant file support - select a restore from the last five backups

         o  Online file retrieval from any Internet connection - using Spare Key

         o Provides files security via 256 Rijndael AES 256 block cipher with unique user encryption key

         o Decryption protected by Spare Key in the user's computer and with broker so complete loss of the computer is not a problem

         The VeriSign/Starfield Technology high assurance certificates provide authenticity for web based transactions. The encryption we use for ensuring privacy is the 256 Rijndael AES, a block cypher adopted as an encryption standard by the U.S. Government. The data is protected in transit and communication via Secure Sockets Layer (SSL), a cryptographic protocol which provides secure communications over the public Internet.

         An overview of customer benefits includes:

         Ease-of-use - Spare Backup provides fast, easy and fully automated data protection. Users benefit from automated data file selection, which distinguishes user data files from operating system and application files. As a result, users do not have to remember where all of their data files are stored. Spare Backup allows users to retrieve multiple past versions of a file, not just the most recently backed-up version.

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

         We offer new users a free 14-day trial. Spare Backup services costs $6.99 per month for up to 50 gigabytes of storage. We do not back up applications, only data. For users interested in using Spare Backup service on their own local storage device, we includes a software version in our offering of services that backups to a local drive.

         SPARE BACKUP INTERNET SECURITY AND SPARE BACKUP ANTIVIRUS.

         In September 2006 we entered into a joint marketing and software distribution agreement with CA, Inc. Under the agreement, CA, Inc. is to provide us with virus scanning on data uploaded by customers to our services for remote encrypted backup and we are to provide CA, Inc.'s customers with certain bundled offerings to provide protection against viruses, hackers, identity thieves, spy ware, Spam and other online threats. Following this agreement we have introduced Spare Backup Internet Security and Spare Backup Antivirus.

         These new products bundle Spare Backup's remote backup and restoration services, with CA's home and home office Internet security software, augmenting our product portfolio for home users, small business customers and OEM partners. Spare Backup Antivirus enables virus scanning on data uploaded to Spare Backup servers for remote encrypted backup, helping to ensure that critical files are protected from viruses, Trojans and other forms of malware. Spare Backup Internet Security Suite provides an added layer of security by integrating CA Internet Security Suite 2007. The Suite, which includes Anti-Virus, Anti-Spyware, Anti-Spam, and Personal Firewall delivers comprehensive PC protection against viruses, hackers, identity thieves, spyware, Spam and other online threats that can jeopardize privacy, data or a PCs' performance.

         LIFELINE

         We have also released Lifeline, automated and live technical support service. Lifeline enables customers to access automated tasks that detect, diagnose and resolve problems without technician intervention. If service desk assistance is required, Lifeline allows for remote and live chat support, remote diagnosis, repair of problems and connection to live technicians. If the problem remains unsolved, problem information is automatically delivered to the technician, further accelerating the resolution process.

         SPARE SWITCH

         Spare Switch enables users to complete the transfer of personal files from an old personal computer (PC) to a new one via a high speed Internet connection. Spare Switch locates, packs and transfers files securely without the need for transfer cables or other accessories. Spare Switch, designed for both individual and business use, ensures that not only the files transfer easily, but that they will look, feel and work on the new computer in the same manner with all the personal settings and layouts built into them. We launched Spare Switch in August 2005 and relaunched the newest version in October 2006.

         Spare Switch is used by either downloading the software from the Internet or by inserting an installation CD into the old computer. Spare Switch then scans the hard drive and inventories of personal directories, giving the user a detailed report of the documents and other files. From that inventory, the user can then select the exact files that he or she wishes to transfer to the new PC. Spare Switch avoids the need for PC-to-PC transfer cable by compacting, encrypting and then transferring the files via the Internet. Spare Switch's data center can then hold the data for as long as a week, giving the user the flexibility to choose when to download the files to the new PC. The files are downloaded from our secure Spare Switch data center using the Spare Switch CD. Spare Switch uses a 256-bit encryption cipher with non-algorithmic key to ensure that the information is impervious to hackers at every step of the process. Spare Switch is priced at $14.99 and supports one user.

OUR TARGET CUSTOMERS

         We focus on owners and executives of businesses which do not have an IT (information technology) department that use technology to support their businesses as well as consumers who desire to secure the redundancy of available files and documents vital to the continuity of their operations, business, or personal information. Since our products and services allow non-technical users to quickly, easily and thoroughly secure and backup their files or data archiving and storage, we believe that our business is uniquely relevant to enabling small companies to succeed using technology. Our products and services also support individual business professionals working in companies of all sizes. Other unique characteristics are additional coding that enables easy to scale infrastructure and support elements. We believe that this characteristic provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

HOW WE MARKET OUR PRODUCTS AND SERVICES

         Our strategy is to partner with leading companies such as computer manufacturers, high speed cable providers, and warranty and service companies that have established brands as a way to gain acceptance for, and create a demand for, our products and services. We believe that by bundling our products and services as one feature of a value-added service offered by major national and international brands that we will be able to leverage their brand recognition and marketing efforts to accelerate our market acceptance and significantly increase our adoption rates.

         Our products are sold direct to the customer via online distribution. Users may try our products and services at no cost for a limited trial period by downloading our software.

         In addition, we are establishing a network of affiliates that also distribute our products online, as well as a partnership network that will promote and/or resell our products. The primary focus of our partnership efforts will be with key retailers, such as Circuit City and DSG International Plc, original equipment manufacturers (OEMs), and distributors such as CA. As of the date of this annual report our products are distributed by a number of OEMs, resellers and corporate partners, including:

         o  Systemax Computers        o  Motorola
         o  CompUSA                   o  The Hammer Hard Drive
         o  Computers4Sure.com        o  PC Mall Sales, Inc.
         o  PC Connectin.com Inc.     o  Tech Depot (an Office Depot subsidiary)
         o  eCOST.com

         In March 2006, we launched our co-marketing efforts with Systemax, Inc. under which Systemax is incorporating the Spare Backup solution in shipments of PCs ordered through Systemax's various distribution channels. Under the terms of the memorandum of understanding, Spare Backup is embedded as an offering icon, which will open upon the initial customer start up of the new PC. Each Systemax PC customer will receive a 60-day free trial of Spare Backup and Systemax is entitled to a percentage of the monthly subscriptions revenue from those customers who subscribe for the Spare Backup service at the end of the trial period. In addition, we will support the project in our data centers at no charge to Systemax as well as providing sales training.

         HEWLETT-PACKARD

         In June 2006, we entered into a Standard Services Agreement with Hewlett-Packard Company for a trial PC backup service. Under the agreement we were to provide a co-branded Web site powered by Spare Backup for the use of Hewlett-Packard qualified technicians for the purpose of assisting customers in a trial PC backup service as appropriate for delivering customer support and solutions. The program consisted of referring Hewlett-Packard customers to the co-branded Web site for purposes of offering a trial PC backup service in Hewlett-Packard's outsourced support centers and internal sites. The goal was to provide Hewlett-Packard customers with a trial online PC backup service to protect and save customer data that including repair, and upgrades. The period of the online PC backup pilot trial was from August 1, 2006 through October 31, 2006. During the trial period, the parties divided revenues generated receive revenue for its services. We were recently advised by Hewlett Packard that it believed that the pilot program had been deemed a success and, as a result, the program will be expended; a 12 month renewable contract has now been implemented. Under the terms of this new agreement we will receive revenue for our services.

         In January 2007 we entered into an additional statement of work with Hewlett Packard under which the covered territories have been expanded. The trial period runs from February 2007 through April 2007 during which we began offering a similar HP-branded website to customers within England and Sweden. Upon the successful completion of the pilot, the program will be expanded to include France, Spain, Italy, the Netherlands, Belgium, Germany, Austria, Switzerland, Portugal, Denmark, Finland and Norway. As with the initial statement of work, the parties will divide the revenues generated during the trial period and if the program is continued we will receive additional revenues for our services.

         In February 2007 we entered into a third statement of work which covers HP's small business customers who purchase off the shelf notebook and/or desktop computers and/or other computing products, software and devices directly from a retail location or an e-commerce site. During the pilot period which will be from April 1, 2007 to June 30, 2007 we will provide PC backup services through our Spare Backup and Spare Switch products. During phase one of the program HP customers that participate in the program are required to register for the services and will be entitled to one gigabyte of online storage and data migration service free of charge. HP customers will also be able to purchase additional storage and five-user and 10-user company subscriptions. Following the successful phase one implementation, HP will work to facilitate the inclusion of our Space Backup service on notebook and desktop computers sold to small businesses using traditional retail and e-commerce channels. As with the two prior statements of work, the parties will divide the revenues generated during the trial period and if the program is continued we will receive additional revenues for our services.

         CA, INC.

         In January 2007, we entered into a Software License and Distribution Agreement with CA, Inc. under which we granted CA, Inc. a worldwide non-exclusive license to market, distribute, and sub-license Spare Backup's products and services as part of its ecommerce and onsite program offerings. Sales under the agreement are expected to commence in April 2007. Under the terms of the agreement, CA, Inc. and its onsite retailers will serve as non-exclusive distributors for us and CA, Inc. will pay us royalty payments related to CA sales of the Spare Backup products.

         DSG RETAIL LIMITED

         In February 2007 we entered into an exclusive agreement with DSG Retail Limited under which we will provide our Spare Backup PC backup services for DSG Retail Limited's customers in approximately 27 countries in Europe. It is anticipated that we will generate revenues from usage fees and sales of our products by DSG Retail. The program is planned to launch in April 2007. The agreement, which may be renewed for additional one year terms, contains customary confidentiality provisions. In addition, during the term of the agreement we have agreed not to enter into any other arrangement or agreement for the provision of similar services within the countries covered by the agreement through other multiple electronic or PC retailer or nationwide supermarket, other than our existing agreements with Computer Associates and Hewlett Packard without prior consent.

         CIRCUIT CITY

         In August 2006, we entered in a technical support services agreement with Circuit City Stores, Inc. which provides that Circuit City will market and support our Spare Back-Up product. In February 2007 we entered into an amended and restated agreement with Circuit City. Under the terms of the amended and restated agreement, the Circuit City customers will be entitled to purchase an initial 60 day trial period of our Spare Backup service for $4.99. The Circuit City customer can choose to have the software installed by firedogSM, Circuit City's branded personal computer services at no charge, or download the software from the co-branded web site at firedog.com/online. The agreement is for a one-year term subject to automatic one year renewals unless terminated in accordance with the agreement.

         Under the terms of the agreement we deposited $1,000,000 in an escrow account to secure the obligations associated with compensation to Circuit City under this agreement. Circuit City will be entitled to earn a maximum fee for each customer which includes the amount of the 60 day trial paid directly to Circuit City either from a customer for an in-store purchase or collected by us for purchases made through the co-branded website and an amount for every Circuit City customer who purchases as Spare Backup service after the initial 60 day trial period. These amounts will be disbursed to Circuit City from the escrowed funds until the funds are depleted; thereafter, we are required to pay Circuit City within 15 days of the end of the month in which the fee was earned. Through December 31, 2006 approximately $127,000 was disbursed to Circuit City under the terms of the agreement. Upon the effective date of the amended and restated agreement, an additional $572,680 of the escrowed funds were disbursed to Circuit City. The remaining $300,000 of escrowed funds will be disbursed to Circuit City.

DIALAGEEK(R)

         In February 2007 we entered into a memorandum of understanding with DialAGeek(R), a 24/7 technical support company supplying support services to computer users, to provide Spare Backup services for its customers in the United States, Germany, Japan and Australia. Under the terms of the memorandum of understanding we will supply one gigabyte of online storage to each customer that purchases a DialAGeek(R) service contract. If the customer's storage requirements exceed one gigabyte, the customer will be automatically enrolled in a monthly subscription by DialAGeek(R) upon notice to the customer. The monthly subscription includes online data storage of up to 50 gigabytes. We share the revenue from sales by DialAGeek(R) with that company.

CUSTOMER SUPPORT

         We provide our tier 1 and tier 2 support for our services. Our tier 1 customer support provides initial call resolution and direct linking capabilities to our tier 2 customer support. Tier 2 customer support is managed by an internal group of specialists who are co-located within our Network Operation Center and software development headquarters in Palm Desert. Co-location with the software development group allows for the resolution of highly specific technical issues as well as identification of potential application flaws. Our support services were initially available from during evening hours during the week and extended hours on weekends.. In March 2007 we began offering 24/7/365 customer support. In addition, we intend to train our tier two support agents trained in our Lifeline product which could have the ability to generate revenue for the company.

RESEARCH AND DEVELOPMENT

         Our products were developed primarily by our employees assisted by contractors in certain specialty areas. We have invested approximately $851,000 and approximately $782,000 in research and development during fiscal 2006 and fiscal 2005, respectively.

TECHNOLOGY

         Our products use a sophisticated combination of hardware, software, and networking to intelligently select files and settings from a customer's computer and reliably transfer these to secure redundant data centers, making the data highly available.

         The networking systems used by us were designed to use outbound Internet connections for all communications, thus allowing many users who are behind a firewall access to the backup services. The proprietary software designed by us has been developed to remove the technical knowledge required to use other backup products by selecting files and backup settings for the user.

         We own all of our servers and utilize hosting in geographically dispersed TIA-964 Tier-3 rated collocation facilities. Our server architecture employs multiple servers and switching equipment to provide redundancy and high availability to Spare Backup service users. The entire storage area network
(SAN) storage system is replicated in near real-time to a secondary SAN to backup the primary one, which will automatically become available in the event of an outage at the primary storage array. Our servers use the latest enterprise level operating system available from Microsoft and use industry standard networking and communication protocols. This provides a highly available network that can scale rapidly using off the shelf hardware. These systems are fully redundant and we anticipate our reliability at 99.9%. We can expand our network capacity quickly and with highly predicable costs.

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

         Our computer and communications infrastructure is located in multiple leased facilities in Arizona, California and New Jersey. While our infrastructure is fully redundant and Tier 3 rated, we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

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

         Our primary competitors are various Internet-based backup providers broadcasters, such as Connected.com, Livevault, and backup.com, CARBONITE and Mozy. These companies provide services similar to ours and each have to various degrees a market presence. We also compete with providers of traditional backup technologies, such as Veritas and Symantac (Norton 360).

         Substantially most of our competitors have more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

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

         A non-provisional patent application for the client side technology utilized by Spare Backup was filed in the United States Patent and Trademark Office on June 27, 2006. A non-provisional patent application for the server side technology utilized by Spare Backup was filed in the United States Patent and Trademark Office on August 10, 2006. Both applications are currently pending in the Patent Office and awaiting examination. We are also exploring our abilities to file for patents to include living document functions. The applications we plan to file may fail to result in any patents being issued. Even if one or more of these patents are issued, any patent claims allowed may not be sufficiently broad to protect our technology. In addition, any patents may be challenged, invalidated or circumvented and any right granted thereunder may not provide meaningful protection to us. The failure of any patents may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing any of our intellectual property rights.

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

EMPLOYEES

         As of March 26, 2007 we had 24 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

         Effective August 16, 2006 we changed our name to Spare Backup, Inc. The corporate name change was brought about by a merger of a wholly-owned subsidiary into Newport International Group, Inc. with Newport International Group, Inc. surviving but renamed Spare Backup, Inc.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

         Our net losses for the fiscal years ended December 31, 2006 and 2005 were $14,478,439 and $7,831,803, respectively. We have never generated meaningful revenues to fund our ongoing operations. At December 31, 2006 we had approximately $146,000 of cash on hand, excluding restricted cash of approximately $870,000 at December 31, 2006 which is held in escrow under the terms of our agreement with Circuit City described earlier in this annual report. We believe our working capital, including funds we have raised subsequent to December 31, 2006 from the exercise of outstanding warrants, is sufficient to fund our operating expenses for the next approximate six months. We are constantly evaluating our cash needs and existing burn rate in order to make appropriate adjustments in operating expenses. We will need to raise additional debt or equity capital within the next six to 12 months to provide funding for ongoing and future operations and to satisfy our obligations as they become due. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our services successfully. The financial statements included in this annual report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE CANNOT PREDICT OUR FUTURE REVENUES OR WHETHER OUR PRODUCTS WILL BE ACCEPTED. IF THE MARKETS FOR OUR PRODUCTS AND SERVICES DO NOT DEVELOP, OUR FUTURE RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

         Revenues from the sales of our Spare Backup line of products have been limited. We reported revenues of $73,046 and $23,920, respectively, for the fiscal years ended December 31, 2006 and 2005. We cannot guarantee either that the demand for our Spare Backup line of software products will develop, that such demand will be sustainable or that we will ever effectively compete in our market segment. If we are unable to generate any significant revenues from our products and services our business, operating results, and financial condition in future periods will be materially and adversely affected and we may not be able to continue our business as presently operated.

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

CERTAIN OF OUR OUTSTANDING SECURITIES ARE CONSIDERED DERIVATIVE LIABILITIES. WE HAVE RECOGNIZED NON-CASH INCOME AND LOSSES IN FISCAL 2005 AND FISCAL 2004, WHICH HAVE HAD A MATERIAL EFFECT ON OUR FINANCIAL STATEMENTS.

         In connection with the issuance of the 8% promissory notes in March 2004, we granted a subsequent financing conversion reset right, which expired on March 1, 2006. We issued similar rights to the holders of our 12.5% convertible subordinated promissory debentures. The conversion reset is considered an embedded conversion feature pursuant to EITF Issue No. 00-19. Additionally, because there was no explicit number of shares that are to be delivered upon satisfaction of subsequent financing conversion reset feature, we were unable to assert that we had sufficient authorized and unissued shares to settle such feature. Accordingly, all of our previously issued and outstanding instruments, such as warrants and options issued to non-employees pursuant to rendered services as well as those issued in the future, were classified as liabilities, effective with the granting of the subsequent financing conversion reset feature. This application of EITF Issue No. 00-19 resulted in an expense of $5,139,975 in fiscal 2004. As described in Note 6 to the financial statements which are included elsewhere in this annual report, the application of EITF Issue No. 00-19 on our financial statements for fiscal 2005 resulted in other income to us of $11,689,725 and other income to us of $179,927 for fiscal 2006. While these income items are non-cash transactions, in each of the years the application of the accounting standard had a significant impact on our net loss for the period through a reduction in our net loss of $11,689,725 for fiscal 2005 and $179,927 for fiscal 2006. In addition, at December 31, 2006 our balance sheet reflects a current liability of $11,392,225 related to the derivative liability. This derivative liability has materially adversely impacted our working capital. While we cannot predict the impact of this accounting standard on our financial statement in future periods as the income/expense calculation is based upon a current market value of our common stock, it is likely that it will have similar impacts on our financial statement in future periods.

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

THE EXERCISE OF OUTSTANDING WARRANTS AND THE CONVERSION OF OUTSTANDING NOTES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

         As of March 29, 2007 the following securities which are convertible or exercisable into shares of our common stock were outstanding:

         o 16,419,860 common stock purchase warrants to purchase a total of 16,419,860 shares of our common stock at prices ranging between $0.32 to $1.25 per share;

         o 1,171,875 shares of our common stock issuable upon the possible conversion of the outstanding $375,000 principal amount 12.5% convertible subordinated promissory debentures due March 2007, and

         o 11,964,485 shares of our common stock issuable upon exercise of outstanding options with exercise prices ranging from $0.001 to $2.25.

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

BECAUSE WE EXPECT TO CONTINUE TO INCUR NET LOSSES, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS STRATEGY AND THE PRICE OF OUR STOCK MAY DECLINE.

         We have incurred net losses quarterly from inception through December 31, 2006, and we expect to continue to incur net losses for the foreseeable future. Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing our business strategy, we must, among other things:

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

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently only have one independent director. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

         Our primary competitors are various Internet-based backup providers broadcasters, such as Connected.com, Novastar, Livevault, firstbackup.com, Carbonate and X-drive (a division of AOL). These companies provide services similar to ours and each have to various degrees a market presence. We also compete with providers of traditional backup technologies, such as Symantec (Norton).

         Substantially all of our competitors may have more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

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

         While we have fully redundant systems, we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         In November 2006 we entered into a five year lease agreement, commencing January 1, 2007, with an unrelated third party for approximately 6,850 square feet which will serves as our principal executive offices. Under the terms of the lease our initial annual base rent is approximately $152,000 and we will be responsible for our pro-rata share of common area expenses. The annual rent will escalate annually during the term of the lease to approximately $171,000 in the fifth year. We believe this facility meets our operational needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         We are a party to a litigation pending in the Superior Court of the State of California in and for the County of Los Angeles, No. BC 354880, styled Newport International Group, Inc., Plaintiff, vs. Mads Ulrich, Fidelity Capital, Inc., E-Holdings, Inc. and Does 1 through 100, Defendants. This lawsuit, which we filed on July 5, 2006, arose out of our transaction with Langley Park Investment Trust, PLC which is described later in this section. We are alleging damages under California Corporate Code ss.25501.5, common law fraud, violations of Rule 10b-5 of the Securities Exchange Act of 1934, breach of fiduciary duty, negligence, breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment. We are seeking a return of the approximately $1,600,000 we paid E-Holdings, Inc. in transaction-based compensation, together with damages of at least $10,000,000 and attorneys' fees and costs. On November 8, 2006, the Court denied Ulrich's motion to quash, finding that he was not subject to jurisdiction in California. After the court sustained two demurrers to various claims, we filed a second amended complaint on March 20, 2007. No trial date has been set.

         We are a party to litigation in Riverside County Superior Court, Case No. INC 057586, which was filed on March 22, 2006 by a former employee who alleges that she suffered harassment and infliction of emotional distress during her brief employment from July to October 2005, and that we breached a purported employment contract with her upon her resignation. We deny the former at-will employee's claims. On November 15, 2006, the Court entered an order sustaining in part and overruling in part our demurrer to that complaint, and an amended complaint was filed December 8, 2006, against which we filed a second demurrer. No trial date has been set.

         On March 14, 2007, we filed an action in Riverside Superior Court, Case No. INC 065722, against our landlord, Greenwood Property Management, for breach of our lease for the premises at 72575 Waring Drive, Palm Desert, California. Our complaint alleges the landlord failed to deliver the premises in compliance with all applicable building and safety codes, regulations and ordinances, which caused us damages exceeding $213,000.00 in repair costs. No trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTCBB under the symbol SPBU. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                  High          Low
Fiscal 2004

January 1, 2004 through March 31, 2004            $2.45         $1.75
April 1, 2004 through June 30, 2004               $2.45         $1.20
July 1, 2004 through September 30, 2004           $2.95         $1.20
October 1, 2004 through December 31, 2004         $3.25         $0.40

Fiscal 2005

January 1, 2005 through March 31, 2005            $1.65         $0.40
April 1, 2005 through June 30, 2005               $0.60         $0.34
July 1, 2005 through September 30, 2005           $1.55         $0.44
October 1, 2005 through December 31, 2005         $1.39         $0.61

Fiscal 2006

January 1, 2006 through March 31, 2006            $0.85         $0.50
April 1, 2006 through June 30, 2006               $0.52         $0.24
July 1, 2006 through September 30, 2006           $0.51         $0.33
October 1, 2006 through December 31, 2006         $0.59         $0.399

         On March 27, 2007, the last sale price of our common stock as reported on the OTCBB was $0.95. As of March 26, 2007, there were approximately 360 record owners of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         During March 2005 we launched Spare Backup, our fully automated online backup service, and in August 2005 we introduced our Spare Switch software which enables users to complete the transfer of personal files from one personal computer (PC) to another via a high speed Internet connection. We focus on owners and executives of businesses that use technology to support their businesses, but do not have an IT (information technology) department, as well as consumers who desire to secure the redundancy of available files and documents vital to the continuity of their operations, business, or personal information. Our concept is to develop a suite of complementary products and our products and services are designed for use by non-technical users. Our software has unique characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

         We believe fiscal 2006 was a significant year in the life of our company. During fiscal 2006 our company achieved certain milestones in the development of our business as discussed below which we believe are crucial to our ability to increase our revenues in future periods. These milestones included a change in our distribution model and successfully entering into partner relationships with several leading national and international companies, as well as raising approximately $7.7 million in additional capital, unwinding an earlier transaction which resulted in a reduction in the number of our outstanding common shares and reducing our debt by approximately $775,000.

         Our initial business model for the distribution of our products and services was the sale of a stand alone software either directly from our website or through a reseller network focusing on retailers and original equipment manufacturers (OEMs). During the first part of fiscal 2006 we devoted significant focus to creating bundling opportunities with computer OEMs whereby our software is pre-loaded on the hardware and the purchaser is given a free trial. We believed this strategy would provide us more opportunity to retain the customer after the trial period. While we were successful in our initial efforts to develop the network of resellers and OEMs, including CompUSA, Fry and Systemax, we did not experience the adoption rate either we or our marketing partners had anticipated following the end of the trial period.

         This became particularly evident in our original distribution agreement with Circuit City. A trial version of our software was pre-loaded on personal computers sold by Circuit City and the purchasers were entitled to a free 60 day trial. Generally it was found that when a consumer purchased a new computer the method the purchaser would eventually use to backup of the data to be stored on that device was not a principal concern as they had no data on the new computer. While we found that while there was a demand for our products and services, our brand was unknown and those products and services were not as attractive on a standalone basis. Our adoption model was based on an "opt in" model in which the trial user was required to make an affirmative decision to purchase our product at the end of the trial period. While the process was streamlined, it required the completion of a simple form and providing us with a credit card. Most trial users had not experienced a catastrophic computer failure during the trial period thereby validating the need to purchase the software service at the end of the trial period. Accordingly, our adoption rates were lower than expected.

         It became evident that having the icon on a desktop and offering the free trial service was not sufficient to convert potential users to subscribers. We modified our strategy to focus our efforts on partnering with leading companies such as computer manufacturers, high speed cable providers, warranty and service companies that have established brands as a way to gain acceptance for, and create a demand for, our products and services. We believe that by bundling our products and services as one feature of a value-added service offered by major national and international brands that we will be able to leverage their brand recognition and marketing efforts to accelerate our market acceptance and significantly increase our adoption rates. We also believe that by securing the payment information upfront upon purchase of the bundled service, it will increase the retention of our customer base. This strategy also permits us to more effectively use our financial resources.

         During fiscal 2006 our change in strategy resulted in the establishment of an international partner relationship with Hewlett Packard, a partner relationship with CA, Inc. and a revised distribution strategy with Circuit City. To date in fiscal 2007 we have also added DSG International and DialAGeek(R) to our list of partner companies. Our market segment is relatively new and unproven. We believe that our ability during fiscal 2006 to successfully evolve our distribution strategy through cooperative discussions with our marketing partners validates the demand for our products and services within our target user base.

         Generally, we pay these partner companies a percentage of the sales for a specific period of time, after which we retain all revenue generated from the end users. We believe that this financial structure will significantly reduce our per end user acquisition cost while significantly increasing our market visibility as our success is shared with our business partners.

         The evolution of our distribution strategy and the establishment of these partner relationships represent some of the major milestones of our company for fiscal 2006. For example, we believe the relationship with DSG International will be of particular significance to our company in the coming years. DSG International, while not a "household" name in the U.S., it is Europe's leading specialist electronic retailing group with more than 1,200 stores and online stores, operating in 27 countries with 40,000 employees. More than 100 million customers shop on line and in store with DSG International annually. Our adoption model with DSG International is an "opt out" model. At the beginning of the trial service, at which time the subscriber accepts all terms and conditions associated with the offer, the customer gives us a credit card number to which we can automatically charge the customer if they go over the allotted offer, one gigabyte or for a period of time, for example 30 days. Upon expiration of the trial period the customer is then required to make an affirmative effort to cancel the service. We believe that the difference between an "opt in" model and the "opt out" model will significantly increase our adoption rates following the initial 1 gigabyte trial period.

         Since June 2006 we have also been able to convert an initial, limited agreement with Hewlett-Packard Company for a trial PC backup service for U.S. consumers into an expanded 12 month renewable contract. In January 2007 we entered into an additional statement of work with Hewlett Packard under which the covered territories were expanded to include England and Sweden during a trial period running beginning in April 2007 when we will be offering a similar HP branded website to customers within those countries. It the pilot is successful, the program will be expanded to include France, Spain, Italy, the Netherlands, Belgium, Germany, Austria, Switzerland, Portugal, Denmark, Finland and Norway. In February 2007 we entered into a third statement of work which covers HP's small business customers who purchase off the shelf notebook and/or desktop computers and/or other computing products, software and devices directly from a retail location or an e-commerce site. During the pilot period of April 1, 2007 to June 30, 2007 we will provide PC backup services through our Spare Backup and Spare Switch products. If this pilot is successful, HP will work to facilitate the inclusion of our Space Backup service on notebook and desktop computers sold to small businesses using traditional retail and e-commerce channels. Additionally, Spare Backup is now included in the HP Media Vault, once again establishing additional channels within our distribution network.

         During fiscal 2006 we also gained valuable experience in our ability to do business with large national and international companies. We believe that one of the greatest obstacles in doing business with the larger companies is the organizational structure and processes inside the corporation. From the perspective of a small, agile company these larger companies sometimes do not work as fast we might like and our experience has been that these companies typical do not meet deadlines. For example, under our agreement with CA, Inc. the product launch was set for February 15, 2007 and we were ready in advance of that date. However, as a result of internal difficulties with certain of their resources CA, Inc. has pushed back the launch date to May 1, 2007. The knowledge we have gained through our experiences will enable us to better forecast launch dates.

         Perhaps an equally significant milestone for fiscal 2006 was the success of our capital raising efforts. During fiscal 2006 we raised approximately $7.7 million in proceeds from the sale of equity and debt instruments, net of repayments of debt and offering costs of approximately $690,000. Included in our capital raises during fiscal 2006 was the sale of $1,500,000 principal amount 8% convertible promissory notes which automatically converted into equity upon our subsequent equity private placement. We used the offering proceeds we received in fiscal 2006 to provide the $1,000,000 escrow funds required under our agreement with Circuit City, to reduce our obligations and for general working capital.

         We also used approximately $633,000 of the offering proceeds as partial consideration for the repurchase of 5,882,352 shares of our common stock which we had sold to Langley Park Investment Trust Plc in July 2004 as described later in this section. Those shares have been cancelled and returned to our company thereby reducing the number of our outstanding common shares.

         During fiscal 2006 we were also able to reduce our debt obligations. At the beginning of fiscal 2006 our outstanding debt included approximately $790,000 due under 8% promissory notes due March 2006 and approximately $650,000 due under 12.5% convertible subordinated promissory debentures due between March 2007 and June 2007. During fiscal 2006 the holders of approximately $496,000 of the 8% promissory notes converted the notes to equity. Subsequent to December 31, 2006 the holders of an additional $292,000 of the 8% promissory notes have converted these notes to equity. We have issued an aggregate of 912,594 shares of our common stock upon these conversions and we had previously registered under the Securities Act of 1933 the resale of the shares issuable upon the conversion of these debt instruments.

         Lastly, like many new companies in the beginning it was difficult for us to hire sufficiently qualified individuals. As we have matured we have been able to attract individuals with the experience and talent we believe is necessary to enable our company to grow to the next level. During fiscal 2006 we expanded our senior staff through the addition of Alton Hoover and Ivor Newman. Both of these individuals bring significant professional expertise to our company. Al Hoover has more than 20 years experience in computer operations, applications development and networking technologies. Prior to joining our company he was CTO for Luna Imaging, Inc., CTO of Capstar Network Systems, CTO of ClickRadio, Inc. and Senior VP with FAME Information Services. Ivor Newman has over 19 years of program management and product marketing experience, most recently as the Worldwide cross line of business (X-Lob) Program Manager for Dell Inc. where he was responsible for the successful creation and implementation of global services programs. In 2007 we further expanded our senior staff through the addition of Darryl Adams as our Director of Software Development.

         Our goals for fiscal 2007 include:

1) improve our agility in expanding our network infrastructure to accommodate our anticipated growth

2) enhance features and functionalities of our product offerings as well as provide translated versions of our our existing and enhanced product offerings to expand our customer base

3) expand our customer service capabilities to accommodate the our anticipated growth in the United States and in Europe

4) increase our resources in marketing programs to expand our distribution channels to other major computer manufacturers and resellers and distributors

5) Secure additional financing to accommodate our anticipated growth of operations.

         To accomplish these goals we will need to:

         o Manufacture CD and collateral materials for in store use as well as free product giveaways to existing customers of retail partners and computer manufacturers together with with extensive training of sales people;

         o increase our data center capacity to handle the anticipated increases in our subscriber base. During fiscal 2006 we maintained data centers in Arizona and Chicago and in February 2007 we added a third data center in New Jersey. We anticipate that we will not renew our agreement for the Chicago data center when it is scheduled for renewal in June 2007. During fiscal 2007 we would like to invest approximately $1 million in our data center infrastructure, including the purchase of additional storage arrays and hardware to meet current and anticipated future demands. Our current architecture provides us with the flexibility to add additional servers within days. Our current lead time from our vendors on additional hardware is approximately two weeks;

         o continue to update our software through the addition of new features. During fiscal 2006 we completed several updates of our code which allows it to mature and reduces the number of errors inherent in software code. In January 2007 we introduced version 3.0 of our Spare Backup software which offers a continuous backup feature and in the second or third quarter of fiscal 2007 we anticipate that we will introduce version 4.0. This latest version will have a new user interface with a new "look and feel," be more user friendly, include built-in antivirus or Internet security features together with additional value-added services. During fiscal 2007 we will also release our new small-to-medium sized business product for between two to 25 users with Hewlett Packard followed by other computer manufacturers which we believe will accelerate our entry into the small business segment of our target market. We anticipate that we will need to invest approximately $1 million in the development of new software, updating of our existing software and a new user interface in fiscal 2007 to stay current with market demands;

         o complete the conversion of our customer services to a 24/7/365 basis which is scheduled for the end of the first quarter of fiscal 2007. We anticipate that our overseas sales will warrant this increased availability and we are seeking to include staff fluent in a number of additional languages such as French, German and Spanish. If we are unable to hire a sufficient number of appropriately qualified individuals in our customer service center we may consider outsourcing our tier 1 customer service; and

         o hire additional technical and mid-management staff. Our sales resources are presently on-staff and the program management is on retainer. As our revenues increase we expect to increase our headcount in areas of program management, marketing, development and customer service. Our approach is to outsource as many of these functions as possible to suppliers who are experts in the various disciplines, while only hiring senior staff for the purpose of interaction with suppliers. We believe this strategy will allow us to keep expenses flat while growing our revenue base. Our offices are in a geographic location which is not tech heavy and we face competition in hiring qualified employees and consultants. If we are able to hire the personnel we presently deem necessary, our selling, general and administrative expenses will increase although we are presently unable to quantify the amount of projected increase.

         Our ability to meet our goals in fiscal 2007 is dependent on our ability to continue to raise sufficient additional capital, as well as our ability to successfully conclude the trial programs with Hewlett-Packard as well as additional computer OEMs and other partner relationships. We anticipate that our cash needs for fiscal 2007 are approximately $3 million to $8 million, which includes approximately $1 for general working capital. Historically the types of financing transactions we have engaged in have resulted in the recognition of non-cash derivative liabilities related to the components of those financings. As described later in this section, at December 31, 2006 our balance sheet reflects a derivative liability of approximately $11.4 million. If we are successful in eliminating the debt related to our 8% promissory notes and 12.5% convertible subordinated promissory debentures during fiscal 2007 we will eliminate the derivative liabilities from our balance sheet, absent additional transactions which require similar accounting treatment. While we have historically been at a disadvantage in negotiating terms of financing transactions which have resulted in the recognition of these derivative liabilities, we believe that we may be able to structure transactions which do not require this adverse treatment during fiscal 2007 based upon the operational progress of our company during fiscal 2006. There are, of course, no assurances we are correct.

GOING CONCERN

         We have generated minimal revenue since our inception on June 12, 2002, and have incurred net losses of approximately $47.5 million since inception through December 31, 2006. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2006 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

         In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement were effective for our company beginning with our fiscal year ended December 31, 2006.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2006 ("FISCAL 2006") AS COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2005 ("FISCAL 2005")

                                                     FISCAL YEAR ENDED            INCREASE/       INCREASE/
                                                        DECEMBER 31,            (DECREASE) $    (DECREASE) %
                                                    2006            2005        2006 VS 2005    2006 VS 2005
                                                ------------    ------------    ------------    ------------
Revenues ....................................   $     73,046    $     23,920          49,126           +205%

Operating expenses:
 Research and development ...................        850,982         782,150          68,832           +8.8%
 Sales, general and administrative ..........     11,155,486       5,206,366       5,949,120           +114%
                                                ------------    ------------    ------------         -------
          Total operating expenses ..........     12,006,468       5,988,516       6,017,952         +100.5%

Operating loss ..............................    (11,933,422)     (5,964,596)      5,968,826         +100.1%

Other income - derivative liabilities .......        762,713      11,689,725     (10,927,012)             NM
Other expenses - settlement with stockholders              0        (730,000)        730,000              NM
Other expenses - derivative liabilities .....       (582,786)              0         582,786              NM
Transfer - unrealized gain - investment held
for sale to trading security ................        112,509               0         112,509              NM
Unrealized loss - transfer of available for
sale securities to trading securities .......              0      (4,999,263)     (4,999,263)             NM
Unrealized loss - trading securities ........              0        (270,384)       (270,384)             NM
Realized loss - trading securities ..........       (111,624)     (5,777,843)     (5,666,219)             NM
Interest expense ............................     (2,725,829)     (1,779,442)       (946,387)           +53%
                                                ------------    ------------    ------------         -------
          Total other expenses, net .........     (2,545,017)     (1,867,207)        677,810            +36%
                                                ------------    ------------    ------------         -------
Net Loss ....................................   $(14,478,439)   $ (7,831,803)      6,646,636          +84.8%
Transfer of previous unrealized loss on
restricted investment .......................              0       4,999,263              NM              NM
Transfer of available for sale securities to
trading securities ..........................              0       4,999,263              NM              NM
Unrealized gain (loss) - restricted
investment ..................................       (112,509)        112,509              NM              NM
Comprehensive income (loss) .................   $(14,590,948)   $  2,279,232              NM              NM

NM = not meaningful

REVENUES

         The increase in revenues for fiscal 2006 as compared to fiscal 2005 reflects our continuing efforts to market our Spare Back-Up product offerings. Included in our revenues for fiscal 2006 were deferred revenues of $12,684 we had recorded in fiscal 2005. While we have begun establishing our distribution channels and anticipate that our revenues for fiscal 2007 will exceed those for fiscal 2006, we are unable to predict with any certainty our revenues in future periods.

OPERATING EXPENSES

         Our total operating expenses for fiscal 2006 increased $6,017,952, or approximately 100%, from fiscal 2005. Our operating expenses included expenses related to research and development and selling, general and administrative expenses.

Research and Development

         Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants. We spent $850,982 on research and development expenses in fiscal 2006 as compared to $782,150 in fiscal 2005. Research and development expenses represented approximately 7% of our total operating expenses for fiscal 2006 as compared to approximately 13% for fiscal 2005. The increase in our increase in research and development expenses for fiscal 2006 when compared to the comparable period in fiscal 2005 is primarily due to reallocation of additional internal resources during fiscal 2006 to develop additional features and enhancements for our Spare Back-Up product. We anticipate that we will continue to incur research and development expenses in future periods as a result of the addition of new features and the launch of new versions of our products, however we are not able at this time to quantify the amount of such expenditures.

Sales, General, and Administrative Expenses

         For fiscal 2006 our selling, general and administrative expenses were $11,155,486 as compared to $5,206,366 for fiscal 2005. Selling, general and administrative expenses represented approximately 93% and approximately 65% of our total operating expenses for fiscal 2006 and fiscal 2005, respectively. The principal changes in selling, general and administrative expenses from fiscal 2005 to fiscal 2006 include the following:

         o During fiscal 2006 we hired two consultants in Europe to render marketing and public relations services to us. issued options and warrants to consultants as compensation for marketing and public relations services to us. We paid these consultants $525,000 in cash and issued them warrants to purchase 3,300,000 shares of our common stock at exercise prices ranging from $0.35 to $0.60 per share as compensation for their services. During fiscal 2006 in addition to the cash compensation expense of $525,000 we recorded non-cash expense related to the fair value of these warrants of $1,029,000, which such amount was included in the aggregate expense of the fair value of derivatives at issuance of $1,537,550 for fiscal 2006. This represented an increase of $1,254,500, or approximately 443%, from fiscal 2005.

         o Amortization of deferred compensation consists primarily of the value of shares issued as compensation for consulting services prior to December 31, 2006 which were not substantially completed at the time of the issuance of the shares. We recorded non-cash expenses related to amortization of deferred compensation of $1,855,601 and $823,404 for fiscal 2005. Amortization of deferred compensation represented approximately 16% and approximately 14% of our total operating expenses for fiscal 2006 and fiscal 2005, respectively. The increase in amortization of deferred compensation during fiscal 2006 is primarily due to shares we issued for services during the second half of fiscal 2005 and the first half of fiscal 2006 for strategic and marketing services to be rendered over periods of up to one year. At December 31, 2006 there remained $93,370 of deferred compensation related to these agreement which has not yet been recognized. As a result of the amortization of this deferred compensation expense during fiscal 2007, we will recognize an expense related thereto in the first quarter of fiscal 2007. In addition, if we enter into other consulting agreement the term of which are greater than 12 months under generally accepted accounting principles we will be required to recognize a portion of that consulting expense as deferred compensation. As we have from time to time entered into these type of agreements, it is possible that we will continue to recognize similar expenses during future periods, although we are unable to predict the amount of or timing of such expenses.

         o Stock-based compensation consists of the fair value of options. For fiscal 2006 and fiscal 2005 we recorded non-cash expenses of $2,250,330 and $456,631, respectively, related to stock-based compensation expense. Stock-based compensation - options represented approximately 19% of our total operating expenses for fiscal 2006 as compared to approximately 8% for fiscal 2005. The increase in stock-based payment during fiscal 2006 is primarily attributable to the implementation of SFAS 123(R). Under SFAS No. 123(R), which was effective January 1, 2006, companies are now required to measure the compensation costs of share-based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.

         o Payroll expenses increased $77,474, or approximately 13% to $662,544 for fiscal 2006 from $585,070 for fiscal 2005. This increase represents the additional of two employees during the year as well as increases in compensation levels of certain of our employees As described earlier in this section, while we anticipate payroll expenses will increase during fiscal 2007 we are presently unable to quantify the amount of such anticipated increase.

         o As described elsewhere in this annual report, during fiscal 2006 we entered into an agreement with Circuit City for the distribution of products. Under the terms of the agreement we deposited $1,000,000 in an escrow account to secure the obligations associated with compensation to Circuit City under this agreement. Through December 31, 2006 we recognized expenses associated with this agreement of approximately $379,000 for which there was no comparable expense in fiscal 2005. During fiscal 2007 we will continue to incur similar expenses under the terms of the agreement with Circuit City.

         o Travel expenses were approximately $1,100,000 in fiscal 2006 as compared to approximately $793,000 in fiscal 2005, an increase of approximately 39%. This increase reflected costs associated with our capital raising activities as well as the expansion of our partner agreements. We anticipate that travel expenses will remain constant in fiscal 2007 from fiscal 2006 levels, or increase slightly, as we continue our efforts to expand our revenues.

         o Marketing and advertising fees and costs increased approximately 104% in fiscal 2006 to approximately $882,000 from approximately $433,000 in fiscal 2005.

         o Legal fees increased to approximately $384,000 in fiscal 2006 from approximately $218,000 in fiscal 2005.

         o Other sales, general and administrative expenses, which includes accounting fees, rent, and general overhead and operating expenses, decreased approximately 13% to approximately $1,400,000 for fiscal 2006 from approximately $1,616,000 for fiscal 2005. We anticipate that other sales, general and administrative expenses for fiscal 2007 will reflect a modest increase from fiscal 2006 levels.

TOTAL OTHER EXPENSES, NET

         Our total other expenses, net for fiscal 2006 increased $667,810, or approximately 36%, from fiscal 2005. This increase included the following:

Other Income - Derivative Liabilities and Other Expenses- Derivative Liabilities

         Other income - derivative liabilities and other expenses - derivative liabilities consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 00-19 to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase of approximately $180,000 and approximately $12.0 million for fiscal 2006 and fiscal 2005, respectively, has been recognized as other income in those periods. Please see Note 6 - Derivative Liabilities of the Notes to Consolidated Financial Statements at December 31, 2006 appearing elsewhere in this annual report for a more complete description of the components of derivative liabilities and their impact on our financial statements.

         So long as the 8% promissory notes and/or the 12.5% convertible subordinated promissory debentures remain outstanding we will recognize other income or expense in future periods based upon the fluctuation of the market price of our common stock. This non-cash income or expense has materially impacted our results of operations in prior periods and is reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

Other Expenses - Settlement with Stockholders

         Other expenses - settlement with stockholders consisted of the fair value of 1,000,000 shares of our common stock issued during fiscal 2005 as settlement of a dispute in connection with the sale of securities to Robinson Reed, Inc. and First Capital Holdings International, Inc. during fiscal 2004. We did not have a comparable expense during fiscal 2006.

Transfer-Unrealized Gain-Investment Held for Sale to Trading Securities and Unrealized Loss-Transfer of Available-For-Sale Securities to Trading Securities

         Transfer-unrealized gain -investment held for sale to trading securities consist of unrealized gain or losses on investment held for sale which were re-categorized as trading securities transferred from other comprehensive income (loss) to earnings at the date of the intent to sell the shares. Such re-categorizations were one-time events and we do not expect that such transfers will occur in the foreseeable future.

Unrealized and Realized Loss Trading Securities

         Unrealized and realized loss- trading securities consist of realized losses on trading securities which were sold during the fiscal 2005. Such sales were one-time events and we do not expect that such sales will occur in the foreseeable future.

Interest Expense

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The increase in interest expense during the fiscal 2006 when compared to fiscal 2005 is primarily attributable to the amortization of the debt discount amounting to $1.5 million associated with the 8% convertible promissory notes which were sold during the second quarter of fiscal 2006. These notes were subsequently converted into equity during fiscal 2006 pursuant to their terms.

COMPREHENSIVE INCOME (LOSS)

         For fiscal 2006 we recognized a loss of $112,509 on the transfer of unrealized gain - investment held for sale to trading security and during fiscal 2005 we recognized income of $10,304,724 related to transfer of previous realized loss on restricted investment ($4,999,263), transfer of available for sale securities to trading securities ($4,999,263) and unrealized gain - restricted investments of $270,384. As described in Note 2 - Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements at December 31, 2006 appearing elsewhere in this annual report, the items of income and expense were one-time events and we do not expect to report similar expense or income in future periods. These one-time, non-cash items, however, increased our net loss by $112,509 for fiscal 2006 and resulted in comprehensive income for fiscal 2005 of $2,279,232.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between December 31, 2006 and December 31, 2005:

                                                        DECEMBER 31,    DECEMBER 31,      $ CHANGE      % CHANGE
                                                            2006            2005         2006 V 2005     (+/-)
                                                        ------------    ------------    ------------    --------
Working capital (deficit) ...........................   $(11,852,100)   $ (6,875,700)      4,976,400      +72.4%
Cash ................................................   $    146,318    $    165,938         (19,620)     -11.8%
Restricted cash .....................................   $    872,820    $     60,000         812,820     +1,355%
Total current assets ................................   $  1,019,138    $    225,938         793,200       +351%
Property and equipment, net of depreciation .........   $    488,818    $    330,584         158,234      +47.9%
Restricted investment in marketable securities ......   $          0    $    246,430        (246,430)      -100%
Deferred financing costs, net of amortization .......   $          0    $     42,720         (42,720)      -100%
Other assets ........................................   $     75,380    $     27,983          47,397       +169%
Total assets ........................................   $  1,583,336    $    873,657         709,679      +81.2%

Accounts payable and accrued expenses ...............   $    853,176         506,572         346,604      +68.4%

8% convertible promissory notes, net of debt discount   $    293,509    $    694,421        (400,912)     -57.7%
12.5% convertible note, net of debt discount (1) ....   $    295,201    $         -          295,201          NM
Accrued interest on convertible promissory notes ....   $     22,097    $     37,575         (15,478)     -41.2%
Derivative liabilities ..............................   $ 11,392,255    $  5,828,454       5,563,801      +95.5%
Due to stockholder ..................................   $     15,000    $     15,000               0         - %
Total current liabilities ...........................   $ 12,871,238    $  7,101,638       5,769,600      +81.2%
12.5% convertible notes, net of debt discount (1)....   $          -    $    269,853        (269,853)         NM
Total liabilities ...................................   $ 12,877,664    $  7,377,916       5,499,748      +74.5%
Total stockholders' (deficit) .......................   $(11,294,328)   $ (6,504,259)      4,790,069      +73.6%

NM = not meaningful

(1) $300,000 principal amount of the 12.5% convertible notes are due in March 2007 and the remaining $60,000 principal amount are due in May 2007 and June 2007. Accordingly, at December 31, 2005 these notes were classified as a long-term liability on our balance sheet but at December 31, 2006 these notes are now considered a current liability and are classified accordingly on our balance sheet.

         We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2006 contains an explanatory paragraph regarding our ability to continue as going concern. At December 31, 2006, we had cash on hand of approximately $146,000[, exclusive of restricted cash in escrow under the terms of our agreement with Circuit City.

         At December 31, 2006, we had a working capital deficiency of approximately $11.8 million. A significant component of this working capital deficiency is a derivative liability of approximately $11.4 million which we have recognized in connection with the grant or the issuance of various embedded conversion features, liquidated damages, and freestanding warrants. As discussed earlier in this section, we anticipate that we will recognize changes in these liabilities in future periods based upon the fluctuation of the market price of our common stock. This non-cash liability materially impacts our balance sheet at December 31, 2006. Based upon the value associated with the liability at future measurement dates, the amount of the liability could significantly increase or decrease in future periods, however, we are unable to quantify the amount of the liabilities associated with these derivatives in those future periods.

         During fiscal 2006, our cash decreased $19,620. This decrease consisted of $6,901,251 in cash provided by financing activities which was offset by $6,686,667 of cash used in operating activities and $234,204 of cash used in investing activities.

         Net cash used in operating activities for fiscal 2006 increased $2,561,435 from fiscal 2005. Included in this change is an increase in our net loss for the period to $14,478,439, as compared to a net loss of $7,831,803 for fiscal 2005, and is primarily attributable to an increase of $5,949,120 in our sales general and administrative expenses for the fiscal 2006 from fiscal 2005 and the effect of increased expenses in the 2006 period related to non-cash transactions including the losses associated with derivative liabilities, amortization of debt discounts and deferred compensation and the value of shares issued as compensation. In addition, during fiscal 2006 changes in operating assets and liabilities included an increase of $812,820 associated the deposit of that amount in escrow account to secure certain obligations associated with compensation to Circuit City, together with a decrease in other assets of $50,000 which was offset by increases in accounts payable and accrued expenses of $346,604.

         Net cash used in investing activities was $201,165 for fiscal 2006 as compared to net cash provided by investing activities of $485,272 for fiscal 2005. This change is attributable to a reduction in cash received from the sale of marketable securities and proceeds from the issuance of notes during fiscal 2006 as compared to fiscal 2005, together with a decrease in cash used for the purchase of equipment in fiscal 2006 as compared to fiscal 2005.

         Net cash provided by financing activities increased $4,734,087 during fiscal 2006 from fiscal 2005. During fiscal 2006 we received $8,424,224 from the issuance of securities which was offset by the repayment of lease obligations, principal repayments on notes, payment of financing costs and the repurchase of shares of our common stock from Langley Park Investment Trust PLC in the aggregate amount of $1,523,095. During the fiscal 2005 period we received $2,478,105 from the issuance of convertible promissory notes and the exercise of options which was offset by the repayment of convertible notes, the payment of financing costs and principal repayments of lease obligations in the aggregate amount of $310,941.

         At December 31, 2006 we had approximately $293,509 outstanding under our 8% promissory notes were due March 1, 2006 which have substantially been converted into 912,564 shares of our common stock, together with an additional $295,201 outstanding under our 12.5% convertible subordinated promissory debentures that are due between March 2007 and June 2007, which will be converted or satisified during the first half of 2007. As set forth earlier in this section, both of these securities are convertible into shares of our common stock at the option of the holders and we have previously registered the resale of the underlying shares.

         In connection with the sales of shares of our common stock to Robinson Reed, Inc. in fiscal 2004 we granted Robinson Reed, Inc. a put option covering an aggregate of 2,000,000 shares of our common stock. In February and March 2007, we received notifications from Robinson Reed indicating its intent to exercise the right to sell its remaining 1,617,228 shares that are subject to these put options at a put option price of $1.25 per share. To satisfy its obligations under the put option rights, The Company will pay $1,250,000, less $100,000 previously paid to repurchase 1,000,000 shares from Robinson Reed, Inc. and Robinson Reed, Inc. will retain the remaining 617,228 shares and the Company will issue an additional 668,664 restricted shares to Robinson Reed, Inc.

         We have generated minimal revenues since inception and our current operations are not an adequate source of cash to fund future operations absent a significant increase in our revenues during fiscal 2007. Historically we have relied on private placement issuances of equity and debt financing instruments. Our future capital requirements depend primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. As described earlier in this section, during fiscal 2007 we will need to raise additional working capital to fund our ongoing operations and growth. The amount our future capital requirements depend primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

         There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

RECENT CAPITAL RAISING TRANSACTIONS

         During February 2006 and March 2006, we sold an aggregate of 4,200,000 shares of our common stock at an offering price of $0.50 per share to 36 accredited investors in a private offering resulting in gross proceeds to us of $2,100,000 We used the net proceeds for general working capital.

         During February 2006 and March 2006, we sold 1,123,750 shares of our common stock to three accredited investors at an offering price of $0.40 per share, and issued those purchasers five year common stock purchase warrants to purchase an aggregate of 561,875 shares of our common stock at an exercise price of $0.40 per share, in a private offering resulting in gross proceeds to us of $449,500. We paid Skyebanc, Inc., an NASD member firm of which one our directors is an officer, a commission of $34,950 and issued it warrants to purchase 175,000 shares of our common stock at an exercise price of $0.40 per share. We used the net proceeds for general working capital.

         We agreed to file a registration statement with the SEC covering the shares of our common stock issued in this offering, including the shares underlying the warrants, within 60 days of the closing of the offering. This registration statement, which was filed on December 6, 2006 was filed to fulfill this contractual obligation. We have agreed to use our best efforts to respond to SEC comments on the registration statement within 10 days of receipt and to use our best efforts to have the registration statement declared effective by the SEC within 90 days of April 15, 2006. If we fail to conform to any of these deadlines, or if the registration statement does not remain effective for 60 consecutive days once it has been declared effective by the SEC, we have agreed to issue the purchasers additional warrants at the rate of 2% for each 30 day period. As we failed meet both of these filing deadlines, at December 31, 2006 we were obligated to issue the purchasers additional warrants to purchase an aggregate of 78,652 shares of our common stock. As a result of this contractual requirement, these securities are considered derivative liabilities. We have agreed to pay all costs associated with the filing of the registration statement and any Rule 144 or other legal opinions required in connection with the transfer of these securities.

         In June 2006 we sold an aggregate of $1,500,000 principal amount 8% convertible promissory notes to 18 accredited investors in a private placement exempt from registration in reliance on exemptions provided by Regulation D and
Section 4(2) of the Securities Act of 1933. Brookstreet Securities Corporation, which acted as placement agent in the offering, purchased $250,000 principal amount of the 8% convertible notes. The notes, which were due 18 months from the date of issuance, bore interest at the rate of 8% per annum which was payable on the maturity date. As compensation for its services as placement agent, Brookstreet Securities Corporation, an NASD member firm, received a cash commission of 11% of the gross proceeds of the offering $165,000 and a five year common stock warrant to purchase 1,071,429 shares of our common stock with an exercise price of $0.40 per share. We used the proceeds for working capital, including the repayment of debt, and the repurchase of our stock from Langley Park Investment Trust PLC.

         Under the terms of our 8% convertible promissory notes, at such time as we received gross proceeds of at least $1,000,000 in any financing the principal and accrued interest of the notes automatically converted into units of our securities (the "Conversion Units") at a conversion rate of $1.75 per unit. As a result of our 2006 unit private placement which closed in October 2006 as described below, the 8% convertible promissory notes automatically converted into the Conversion Units. Each Conversion Unit is comprised of five shares of common stock and two two-year warrant to purchase shares of our common stock with an exercise price of $0.40 per share (the "Conversion Warrant"). We issued an aggregate of 4,353,692 shares of our common stock and 1,741,476 Conversion Warrants.

         During March 2007, we issued to holders of such warrants a warrant call. Holders of an aggregate of 1,741,476 warrants exercised those warrants and we received gross proceeds of $696,589. We will pay Brookstreet Securities Corporation a cash fee of $48,761 and issued them warrants to purchase an aggregate of 121,903 shares of our common stock with an exercise price of $0.40 per share as compensation in connection with the warrant call.

         Between July and November 2006 we sold an aggregate of 2,060,245 units of our securities to 111 accredited investors in a private transaction exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D, Rule 506 and Section 4(2) of that act. Each unit consisted of five shares of our common stock and two common stock purchase warrants, each two year warrant entitling the holder to purchase one share of our common stock at an exercise price of $0.60 per share. The offering price of the unit was $2.25 and we received gross proceeds of $4,635,500 from this offering. Brookstreet Securities Corporation acted as placement agent for us in this offering. We paid Brookstreet Securities Corporation a sales commission of $231,775 (5% of the gross offering proceeds) and a non-accountable expense allowance of $278,130 (6% of the offering proceeds), and we agreed to reimburse Brookstreet Securities Corporation for out-of-pocket marketing and due diligence expenses. We issued that firm a five year Placement Agent Warrant to purchase 2,575,285 shares of our common stock (representing 25% of the shares included in the units sold in the offering at an exercise price of $0.45 per share. We also agreed to pay Brookstreet Securities Corporation a cash commission of 7% of the total funds we receive upon the exercise of any of the warrants included in the units and issue that firm additional five year warrants at an exercise price of $0.45 per share equal to a number which represents 7% of the shares underlying the warrants so exercised. During March 2007, we notified the holders of such warrants to exercise their warrants pursuant to our right to call such warrants. We received gross proceeds of $1,232,266 pursuant to the exercise of 4,120,444 warrants during March 2007. . We will pay Brookstreet Securities Corporation a cash fee of $86,259 and issued them warrants to purchase an aggregate of 288,431 shares of our common stock with an exercise price of $0.45 per share as compensation in connection with this warrant call.

TRANSACTION WITH LANGLEY PARK INVESTMENT TRUST PLC

         In July 2004, we issued 5,882,352 shares of our common stock to Langley Park Investment Trust PLC in exchange for 6,484,840 ordinary shares of Langley Park. Langley Park's ordinary shares were quoted on the London Stock Exchange and the shares we acquired in the transaction were freely saleable by us, subject to the escrow provisions. Langley Park agreed not to sell or otherwise dispose of our shares of common stock it acquired for a period of two years from the date of the transaction. At the time of the transaction we placed 3,242,420 of the Langley Park ordinary shares we acquired in an escrow account with Gottbetter & Partners, LLP as a downside price protection for Langley Park. These shares were to remain in escrow for up to two years, subject to early termination upon the consent of the parties. If at the end of the two year period the average of the 10 closing bid prices per share of our common stock during the 10 trading days immediately preceding July 30, 2006 was below $2.01, a proportion of the Langley Park ordinary shares held in escrow would be returned to Langley Park in the same ratio as the average closing bid price is to $2.01. Following the initial transaction, we sold the remaining 3,242,420 ordinary shares of Langley Park we had acquired in July 2004 and received net proceeds of approximately $632,717.

         In August 2004 we entered into an agreement with E-Holdings, Inc. in connection with this transaction. Pursuant to this agreement, as a finder's fee, we agreed to transfer 877,500 shares of Langley Park to E-Holdings, Inc., and grant a put option to E-Holdings, Inc. whereby we agreed to repurchase the 877,500 Langley Park ordinary shares transferred to E-Holdings, Inc. for (pound)1.00 per share for a period of one year from the date of the agreement. During fiscal 2004, we paid approximately $1,600,000 in lieu of transferring the agreed 877,500 shares of Langley Park to E-Holdings, Inc.

         On May 26, 2006 we entered into a Repurchase Agreement with Langley Park wherein we repurchased the 5,882,352 shares of our common stock sold to Langley Park in July 2004. As consideration, we:

         o sold Langley Park the remaining 3,242,420 ordinary shares of Langley Park which were deposited into the escrow account,
         o paid Langley Park a cash payment of approximately $633,000 which represented the net proceeds we had received to date from the sale of Langley Park ordinary shares, and
         o issued Langley Park a two year common stock purchase warrant for 3,000,000 shares of our common stock with an exercise price of $1.00 per share.

         Langley Park agreed to a two-year lock up on the shares of common stock it will acquire upon any exercise of the warrant, and thereafter to limit its monthly sales of the shares to no more than 10% of the average volume of our common stock during the preceding month. We have registered the resale of the shares of common stock issuable upon the exercise of the warrant.

         Under the terms of the Repurchase Agreement, the parties exchanged general releases, except for any claims that we may have against Mr. Mads Ulrich and entities owned or controlled by him including First Fidelity Capital, Inc. and E-Holdings, Inc. (collectively, "Ulrich"). We agreed to indemnify Langley Park against legal fees or costs associated with any claim or cause of action we may bring against Ulrich up to $100,000 and in connection therewith deposited $50,000 and 150,000 shares of our common stock issued in the name of Langley Park into escrow. If we did not file any claim or cause of action against Ulrich on or before December 1, 2006, the escrow agent was required to return the $50,000 and the 150,000 shares of common stock to us and Ulrich would have automatically been considered a released party under the terms of the general release of Langley Park by our company. If, however, we did file a claim or cause of action against Ulrich prior to December 1, 2006, the escrow agent is thereafter authorized to use all or any portion of the $50,000 to pay Langley Park's legal fees and costs and, if such legal fees and costs exceed the $50,000, to sell all or any portion of the 150,000 shares of common stock up to $50,000 worth and apply those proceeds to Langley Park's legal fees and costs. Following a final judgment or settlement in any Ulrich claim or cause of action, the escrow agent will return to us any unused portion of cash or stock. As described earlier in this annual report under Part I., Item 3. Legal Proceedings," in November2006 we filed a lawsuit against Ulrich.

         Concurrently, we entered into an Amendment to Escrow Agreement under Gottbetter & Partners under which we deposited a demand promissory note to Langley Park in the principal amount of (pound)32,424 (approximately $60,642 on May 26, 2006), and Langley Park deposited a demand promissory note to us in the principal amount of (pound)32,424. Gottbetter & Partners was to continue to hold the 3,242,420 ordinary shares of Langley Park which were originally deposited in escrow with it in July 2004 and the two promissory notes until the two-year anniversary of the closing of the July 2004 agreement with Langley Park, at which time Gottbetter & Partners delivered the escrowed shares to Langley Park and destroyed the two promissory notes.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-25, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2006, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

         Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Based upon the evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. Our management, which includes our Chief Executive Officer, concluded that our disclosure controls and procedures are effective to (i) give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

         There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

NAME                     AGE         POSITIONS
----                     ---         ---------
Cery B. Perle            44          President, CEO and Chairman of the Board
Edward L. Hagan          34          Secretary and director
Richard Galterio         42          Director

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

         EDWARD L. HAGAN. Mr. Hagan has been a member of our Board of Directors and our Secretary since February 2004. Mr. Hagan co-founded Grass Roots in June 2002 and has been a director and secretary of that company since inception, and served as Chief Financial Officer from inception through September 2, 2002. Since 1990, he has owned and managed Hagan Farms Partnership, a commercial agricultural company and since 2003 he has owned SeaBreeze Nursery, a commercial container nursery.

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

KEY EMPLOYEES

         ALTON HOOVER. Mr. Hoover, 52, has been Vice President of Engineering of our Spare Backup subsidiary since May 2006. Mr. Hoover has more than 20 years experience in computer operations, applications development and networking technologies. Prior to joining Spare Backup, from 2003 to 2005, Mr. Hoover was the Chief Technology Officer for Luna Imaging, Inc. where he was responsible for Lunas Insight suite of software and services for managing and cataloging multi-media content and was responsible for software development, quality assurance, production operations and customer support. Mr. Hoover served as Chief Technology Officer for both Capstar Network Systems (from 2001 to 2003) and ClickRadio, Inc. (from 1999 to 2001), as well as held a Senior VP position with FAME Information Services, Inc. (from 1995 to 1999). Mr. Hoover holds a BS/BA from the University of Central Florida and an MBA from Georgia State University.

         IVOR A. NEWMAN. Mr. Newman, 41, has served as Vice President of Operations of our Spare Backup subsidiary since May 2006. Mr. Newman has over 19 years of program management and product marketing experience. Prior to joining Spare Backup, from November 1999 to May 2006, Mr. Newman was the Worldwide cross line of business (X-Lob) Program Manager for Dell Inc. where he was responsible for the successful creation and implementation of global services programs. Mr. Newman joined Dell in 1999 and was intimately involved with the global services division.

         JENELL FONTES. Ms. Fontes, 40, has served as Director of Marketing since inception of Grass Roots in 2003. From 1992 to 2002, Ms. Fontes was the founder and operator of Empressas Castell, Inc., a chain of five Mexican specialty restaurants located in Palm Springs, California. From 1991 to 1993, she served as a National Account Manager for Coors Distributing Company. Ms. Fontes received a BA in Business with a marketing emphasis from San Diego State University and an Executive Masters in Business Administration from California State University, San Bernardino. Ms. Fontes is Mr. Perle's fiancee.

         DARRYL ADAMS. Mr. Adams, 31, has served as our Director of Software since October 2006. Mr. Adams is experienced in software development. Prior to joining our company, from March 2003 until October 2006 he was employed by Automated Trading Desk, LLC, a South Carolina based high-tech brokerage and market maker that applies sophisticated algorithmic methods to equities trading, as a team member responsible for implementation and analysis of various stock price prediction engines. From December 2001 to March 2003 he operated Cinderblock Inc., a North Carolina-based consulting firm that he founded which provided custom software solutions for technology companies and from September 1999 to October 2001 he was employed by ClickRadio, Inc., a provider of Internet based music entertainment software, where he participate in the development of software elements and was responsible for client configuration management and build processes needed to release software and upgrades to the public. Mr. Adams received a B.S. with honors in mathematics from the College of Charleston.

DIRECTOR COMPENSATION

         Messrs. Perle, Hagan and Galterio are the members of our Board of Directors. We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. The following table provides information concerning the compensation of Messrs. Hagan and Galterio for their services as members of our Board of Directors for the fiscal year ended December 31, 2006. Mr. Perle did not receive any compensation specifically for his services as a director.

                                           DIRECTOR COMPENSATION
                                                                     Non-
                       Fees                           Non-Equity     Qualified
                       Earned or                      Incentive      Deferred
                       Paid in     Stock    Option    Plan           Compensation   All Other
                       Cash        Awards   Awards    Compensation   Earnings       Compensation   Total
Name                   ($)         ($)      ($)       ($)            ($)            ($)            ($)
(a)                    (b)         (c)      (d)       (e)            (f)            (g)            (h)
--------------------   ---------   ------   -------   ------------   ------------   ------------   -------
Edward L. Hagan (1)    0           0        102,500   0              0              0              102,500
Richard Galterio (2)   0           0        205,000   0              0              0              205,000

(1) During fiscal 2006 Mr. Hagan was granted options to purchase 250,000 shares of our common stock with an exercise price of $0.41 per share as compensation for his services as a director. The value attributable to this option granted was computed in accordance with Financial Accounting Standards (FAS) 123R.

(2) During fiscal 2006 Mr. Galterio was granted options to purchase 500,000 shares of our common stock with an exercise price of $0.41 per share as compensation for his services as a director. The value attributable to this option granted was computed in accordance with Financial Accounting Standards
(FAS) 123R.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2006 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2006, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the above Board members failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2006, except as set forth below:

         During 2006, Cery Perle did not timely filed on three occasions the reporting of grant of options aggregating the right to purchase 800,000 shares

         During 2006, Rich Galterio did not timely filed on one occasion the reporting of grant of options the right to purchase 500,000 shares

         During 2006, Edward Hagan did not timely filed on one occasion the reporting of grant of options the right to purchase 250,000 shares

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

         A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to, 17257 Fred Waring Drive, Palm Desert, CA 92260, Attention: Corporate Secretary.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

         We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

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

         Since our formation we have relied upon the personal relationships of our CEO to attract individuals to our Board of Directors. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board of Directors to include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006. The value attributable to any option awards is computed in accordance with FAS 123R.

                                             SUMMARY COMPENSATION TABLE
                                             --------------------------
                                                               NON-EQUITY
                                                               INCENTIVE      NONQUALIFIED   ALL
NAME AND                                    STOCK    OPTION    PLAN           DEFERRED       OTHER
PRINCIPAL                 SALARY    BONUS   AWARDS   AWARDS    COMPENSATION   COMPENSATION   COMPENSATION   TOTAL
POSITION           YEAR   ($)       ($)     ($)      ($)       ($)            EARNINGS ($)   ($)            ($)
(A)                (B)    (C)       (D)     (E)      (F)       (G)            (H)            (I)            (J)
-----------------  ----   -------   -----   ------   -------   ------------   ------------   ------------   -------
Cery B. Perle (1)  2006   243,650   0       0        571,908   0              0              34,383         849,941
                   2005   221,500   0       0        199,929   0              0              14,400         435,829

Jenell Fontes (2)  2006   120,000   0       0        267,800   0              0              0              387,800
                   2005   120,000   0       0         73,500   0              0              0              193,500

(1) Mr. Perle has served as our president and CEO since February 2004. For fiscal 2006 in addition to his salary Mr. Perle's compensation included option awards to purchase a total of 2,800,000 shares of our common stock at an exercise prices ranging from $0.34 to $0.45 per share which were valued at $571,908, together with other compensation which included $19,983 of additional vacation pay and $14,400 of reimbursement of automobile expenses. For fiscal 2005 All other compensation paid to him represents reimbursement for automobile expenses. In addition, Option Awards during fiscal 2005 includes options to purchase an aggregate of 49,822 shares of our common stock with an exercise price of $0.001 per share valued at $19,929 were granted to him as additional compensation and options to purchase 100,000 shares of our common stock with an exercise price of $0.45 per share as additional compensation valued at $20,000 granted to him in March 2005. During fiscal 2005 we also issued Mr. Perle options to purchase 500,000 shares of our common stock with an exercise price of $0.45 as compensation for his board services. The exercise price of the options equaled the fair market value of our common stock on the date of grant and were valued at $160,000.

(2) Ms. Fontes is our Director of Marketing and Mr. Perle's fiancee. In addition to her salary, Ms. Fontes' 2006 compensation includes options to purchase 375,000 shares of our common stock with exercise prices ranging from $0.34 to $0.45 per share valued at $267,800, and her 2005 compensation includes options to purchase 108,928 shares of our common stock with exercise prices ranging from $0.0001 to $0.45 per share valued at $73,500. Mr. Perle disclaims beneficial ownership over any securities held by Ms. Fontes.

EMPLOYMENT AGREEMENT WITH MR. PERLE

         On January 1, 2003 we entered into a two-year employment agreement with Mr. Cery B. Perle to serve as our president. The agreement automatically renewed for an additional two-year term upon its expiration, with a 10% increase in his base salary annually. Under the terms of this agreement, we currently pay Mr. Perle an annual base salary of $239,800. We initially granted him an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.01 per share as additional compensation. This option vested ratably over the two-year term of the agreement. Upon the renewal of the agreement in January 2006 we granted him options to purchase an additional 2,000,000 shares of common stock with an exercise price of $0.45 per share, which vest ratably over a 24-month period. The agreement also provides for an automobile allowance which is presently $2,500 per month], paid vacation, fringe benefits commensurate with his duties and responsibilities and benefits in the event of disability, as well as containing certain non-disclosure and non-competition provisions. Under the terms of the agreement, we may terminate Mr. Perle's employment either with or without cause. If the agreement is terminated by us without good cause, or by Mr. Perle with cause, we would be obligated to pay him his base salary though the end of the term of the agreement, continue his benefits through the end of the term and all options would continue to vest during the remaining period of the term. To the extent that Mr. Perle is terminated for cause, or he voluntarily resigns, no severance benefits will be paid.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:

                                                                                                            EQUITY
                                                                                                            INCENTIVE
                                                                                                EQUITY      PLAN
                                                                                                INCENTIVE   AWARDS:
                                                                                       MARKET   PLAN        MARKET
                                                                              NUMBER   VALUE    AWARDS:     OR
                                        EQUITY                                OF       OF       NUMBER      PAYOUT
                                        INCENTIVE                             SHARES   SHARES   OF          VALUE OF
                                        PLAN                                  OR       OR       UNEARNED    UNEARNED
                                        AWARDS:                               UNITS    UNITS    SHARES,     SHARES,
          NUMBER OF     NUMBER OF       NUMBER OF                             OF       OF       UNITS OR    UNITS OR
          SECURITIES    SECURITIES      SECURITIES                            STOCK    STOCK    OTHER       OTHER
          UNDERLYING    UNDERLYING      UNDERLYING                            THAT     THAT     RIGHTS      RIGHTS
          UNEXERCISED   UNEXERCISED     UNEXERCISED   OPTION                  HAVE     HAVE     THAT        THAT
          OPTIONS       OPTIONS         UNEARNED      EXERCISE   OPTION       NOT      NOT      HAVE NOT    HAVE NOT
          (#)           (#)             OPTIONS       PRICE      EXPIRATION   VESTED   VESTED   VESTED      VESTED
NAME      EXERCISABLE   UNEXERCISABLE   (#)           ($)        DATE         (#)      ($)      (#)         (#)
(A)       (B)           (C)             (D)           (E)        (F)          (G)      (H)      (I)         (J)
-------   -----------   -------------   -----------   --------   ----------   ------   ------   ---------   ---------
Cery B.     1,000,000                                     0.02     12/31/07
Perle         100,000                                     0.45      3/21/10
               11,250                                   0.0001      5/24/10
               11,250                                   0.0001      5/30/10
               11,250                                   0.0001      6/14/10
               11,250                                   0.0001      6/29/10
              500,000                                     0.45      6/30/10
                4,822                                   0.0001      9/14/10
            2,000,000                                     0.45      1/14/11
              500,000                                     0.41      5/31/11
              250,000                                     0.34      7/26/11
               50,000                                     0.43     10/12/11

Jenell        500,000                                     0.02     12/31/07
Fontes        100,000                                     0.45      3/22/10
                5,357                                   0.0001      8/31/10
              350,000                                     0.45      1/14/11
               25,000                                     0.34      7/26/11

2002 STOCK OPTION AND STOCK AWARD PLAN

         On August 9, 2002, our board of directors authorized, and holders of a majority of our outstanding common stock approved and adopted, our 2002 Stock Option and Stock Award Plan covering 1,000,000 shares of common stock. On April 20, 2004, the plan was amended to increase the number of shares covered by the plan to 12,000,000 shares to accommodate grants previously provided under the Grass Roots Communications, Inc. compensation program, and on May 31, 2006 the plan was again amended to further increase the number of shares covered by the plan to 27,000,000 shares.. At December 31, 2006 we have granted options to purchase an aggregate of 10,933,699 shares of our common stock.

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

Shares Subject to Awards

         We have currently reserved 27,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 27,000,000 shares may be issued, unless the plan is subsequently amended, subject to adjustment in the event of certain changes in our capitalization, without further action by our board of directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes.

         The plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment will be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the board of directors may declare that each option granted under the Plan terminates as of a date to be fixed by the board of directors; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant's option, in whole or in part, including as to options not otherwise exercisable.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At March 26, 2007 we had 61,568,172 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2007, 2007 by:

         o each person known by us to be the beneficial owner of more than 5% of our common stock;
         o  each of our directors;
         o  each of our executive officers; and
         o  our executive officers, directors and director nominees as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 17257 Fred Waring Drive, Palm Desert, California 92260. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

                                            AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP      % OF CLASS
------------------------                    --------------------      ----------

Cery B. Perle1,(1)(6) ................           11,220,322              12.1%
Edward L. Hagan (2) ..................            2,225,000               2.4%
Richard Galterio (3) .................            1,275,000               1.3%
All officers and directors as a group
 (three persons)(1)(2)(3)(6) .........           14,521,822              15.8%
First Capital Holdings International,
 Inc. (4) ............................            3,087,863               3.4%
Brookstreet Securities Corporation.(5)            4,864,062               5.2%
Langley Park Investment Trust, PLC (6)            3,150,000               3.4%

* represents less than 1%

(1) The number of shares beneficially owned by Mr. Perle includes:

      o a total of 4,698,000 shares of our common stock which are presently outstanding,
      o  664,500 shares held in trust for his minor children,
      o 1,500,000 shares of common stock held by Preston & Price, S.A., over which Mr. Perle can exercise voting rights,
      o options to purchase 904,000 shares of common stock with an exercise price of $0.02 per share,
      o options to purchase 49,822 shares of common stock with an exercise price of $0.001 per share;
      o options to purchase 2,600,000 shares of common stock with an exercise price of $0.45 per share;
      o options to purchase 250,000 shares of common stock with an exercise price of $0.34 per share;
      o options to purchase 500,000 shares of common stock with an exercise price of $0.41 per share, and
      o options to purchase 50,000 shares of common stock with an exercise price of $0.43 per share.
      o options to purchase 100,000 shares of common stock with an exercise price of $0.44 per share.

         The shares beneficially owned by Mr. Perle excludes options to purchase 1,583,335 shares of our common stock with an exercise price of $0.45 per share which have not yet vested and securities owned by his fiancee, Jenelle Del Rio (Fontes), over which he disclaims any beneficial ownership.

(2) The number of shares beneficially owned by Mr. Hagan includes:

      o  969,000 shares of our common stock which are presently outstanding,
      o  344,000 shares of our common stock held by his wife Stephanie,
      o  250,000 shares of our common stock held by his daughter, Makena Hagan,
      o  62,000 shares held by his son, Edward, and
      o options to purchase 600,000 shares of our common stock at $0.45 per share.

(3) The number of shares beneficially owned by Mr. Galterio includes:

      o 500,000 shares of our common stock underlying options exercisable at $0.45 per share;
      o  100,000 shares underlying options exercisable at $0.45 per share;
      o  500,000 shares underlying options exercisable at $0.45 per share; and
      o 175,000 shares underlying warrants exercisable at $0.40 per share held by Skyebanc, Inc. Mr. Galterio is a 40% owner of Skyebanc, Inc. and holds joint voting and dispositive control over securities owned by Skyebanc, Inc.

(4) The number of shares beneficially owned by First Capital Holdings International, Inc. includes 2,806,613 shares of our common stock which are presently outstanding and warrants to purchase 281,250 shares of our common stock exercisable at $1.49 per share. Mr. Andri Athanasiou is the control person of First Capital Holdings International, Inc.

(5) Includes 516,290 shares which are presently outstanding and 1,484,056 shares of common stock underlying common stock purchase warrants with an exercise price of $0.40 per share and 2,863,716 shares of common stock underlying common stock purchase warrants with an exercise price of $0.45 per share. Brookstreet Securities Corporation, a broker-dealer and member of the NASD, acted as placement agent for us in two offerings of our securities. See "Management's Discussion and Analysis - Recent Capital Raising Transactions" which appears earlier in this annual report.

It appears from a review of filings with the Securities and Exchange Commission that Brookstreet Securities Corporation has not made any filings with regards to its securities pursuant to Section 13 (d) of the Securities and Exchange Act of 1934.

(6) Includes 150,000 shares which are presently outstanding and 3,000,000 shares of common stock underlying a common stock purchase warrant with an exercise price of $1.00 per share. Messrs. Alstair Rae and Harry Pearl have voting and dispositive control over securities held by Langley Park Investment Trust, PLC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option and Stock Award Plan and any compensation plans not previously approved by our stockholders as of December 31, 2006.

                                                                                          NUMBER OF
                                                                                          SECURITIES
                                                         NUMBER OF                        REMAINING
                                                         SECURITIES TO                    AVAILABLE FOR
                                                         BE ISSUED       WEIGHTED         FUTURE ISSUANCE
                                                         UPON            AVERAGE          UNDER EQUITY
                                                         EXERCISE OF     EXERCISE PRICE   COMPENSATION
                                                         OUTSTANDING     OF OUTSTANDING   PLANS (EXCLUDING
                                                         OPTIONS,        OPTIONS,         SECURITIES
                                                         WARRANTS AND    WARRANTS AND     REFLECTED IN
                                                         RIGHTS (A)      RIGHTS (B)       COLUMN (A)) (C)
                                                         -------------   --------------   ----------------
Plan category

2002 Stock Option and Stock Award Plan                   11,575,485      $0.40            13,989,964

Equity compensation plans not approved by stockholders   none            n/a              none

         A description of each of these plans is contained later in this report under Part II, Item 10. Executive Compensation - 2002 Stock Option and Stock Award Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         Mr. Richard Galterio, a member of our Board of Directors, is an officer and director of Skyebanc, Inc., a broker-dealer and member of the NASD. In 2006 Skyebanc, Inc. acted as a placement agent or a selling agent for us in two private offerings. As compensation for its services to us which resulted in gross proceeds to us of $349,500, we paid Skyebanc, Inc. a commission of $34,950 and issued it warrants to purchase 175,000 shares of common stock with an exercise price of $0.40 per share.

         On March 31, 2005 we sold $575,000 principal amount 12.5% convertible subordinated promissory debentures to two accredited investors and issued these investors four year common stock purchase warrants to purchase an aggregate of 536,667 shares of our common stock in a private transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(2) of that act. The purchasers included Ms. Jenell Fontes, an employee of our company and the fiancee of Cery B. Perle our CEO and President. Mr. Perle disclaims beneficial ownership of the debenture and underlying securities owned by Ms. Fontes. Between June 2006 and September 2006 we made a principal repayment of an aggregate of $275,000 to Ms. Fontes on a 12.5% convertible subordinated promissory debenture held her thus retiring the obligation.

DIRECTOR INDEPENDENCE

         None of the members of our Board of Directors are "independent" within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 13. EXHIBITS

2.1      Acquisition Agreement and Plan of Merger(3)
2.2      Agreement and Plan of Merger(4)
3.1      Certificate of Incorporation(1)
3.2      By-Laws (1)
3.3      Certificate of Incorporation, as amended(2)
3.4      Certificate of Amendment to the Certificate of Incorporation(5)
3.5      Certificate of Amendment to the Certificate of Incorporation (9)
3.6 Certificate of Ownership merging Spare Backup, Inc. into Newport International Group, Inc. (22)
4.1      Form of 8% promissory note (12)
4.2      Form of 10% secured note (9)
4.3 Form of Investor Warrant to Purchase Common Stock issued with 8% promissory note (12)
4.4      Form of Common Stock Purchase Warrant issued with 10% secured note (12)
4.5 Form of Common Stock Purchase Warrant issued to Robinson Reed Inc. and First Capital Holdings International, Inc.(12)
4.6      Form of $0.75 Investor Warrant (12)
4.7 $275,000 principal amount convertible promissory debenture dated March 31, 2005 issued to Jenelle Fontes (11).
4.8 $300,000 principal amount convertible promissory debenture dated March 31, 2005 issued to Curtis Lawler (11)
4.9 Common stock purchase warrant issued March 31, 2005 to purchase 256,667 shares of common stock issued to Jenelle Fontes (11)
4.10 Common stock purchase warrant issued March 31, 2005 to purchase 280,000 shares of common stock issued to Curtis Lawler (11)
4.11     Form of $1.30 common stock purchase warrant (14)
4.12 Form of common stock purchase warrant issued to Langley Park Investment Trust, PLC (19)
4.13     Form of $0.40 common stock purchase warrant (23)
4.14 Form of placement agent warrant issued to Brookstreet Securities Corporation(23)
4.15     Option to Purchase Common Stock issued to Wolfe Axlerod Weinberger (23)
4.16     Option to Purchase Common Stock issued to The Sterling Group ***

10.1     2002 Stock Option and Stock Award Plan (16)
10.2     Lease for principal executive offices *
10.3     Stock Purchase Agreement with Langley Park Investment Trust PLC (10)
10.4     Escrow Agreement with Langley Park Investment Trust PLC(12)
10.5     Employment Agreement with Cery B. Perle (12)
10.6     Common Stock and Warrant Purchase Agreement dated as of August 27, 2004
         (10)
10.7     Registration Rights Agreement dated as of August 27, 2004 (10)
10.8 Amendment No. 1 to Common Stock and Warrant Purchase Agreement dated as of November 2, 2004 (10)
10.9 Settlement Agreement and Release between Newport International Group, Inc., Robinson Reed, Inc., First Capital Holdings International, Inc., Continental Blue Limited and E-Holdings, Inc. (12)
10.10    Finder's Fee Agreement with E-Holdings, Inc. (12)
10.11    Supplier Agreement with CompUSA (13)
10.12 Form of Settlement Agreement between Newport International Group, Inc, Robinson Reed, Inc. and First Capital Holdings International, Inc. (15)
10.13    Amendment No. 1 to the 2002 Stock Option and Stock Award Plan (7)
10.14    Form of Repurchase Agreement with Langley Park Investment Trust PLC
         (19)
10.15 Form of Amendment to Escrow Agreement with Langley Park Investment Trust PLC (19)
10.16    Amendment No. 2 to the 2002 Stock Option and Stock Award Plan (20)
10.17 Customer Technical Support Services Agreement with Circuit City Stores, Inc. (21)
10.18 Standard Services Agreement and Statement of Work with Hewlett-Packard Company (24)
10.19    Form of Investors' Rights Agreement (23)
10.20 Data Storage Services Agreement between Spare Backup, Inc. and DSG Retail Limited *(25)
10.21 Finder's Agreement dated February 5, 2007 between Spare Backup, Inc. and Skyebanc, Inc. *
14.1 Code of Business Conduct and Ethics and Code of Ethics for the Chief Executive Officer and Senior Financial Officers (12)
21.1     Subsidiaries of the registrant (12)
23.1     Consent of Sherb & Co., LLP *
31.1     Section 302 Certificate of Chief Executive Officer *
31.2     Section 302 Certificate of principal financial and accounting officer *
32.1     Section 906 Certificate of Chief Executive Officer *

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

(13) Incorporated by reference to the Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2005. Portions of this agreement have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.
(14) Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-128980, as amended, as declared effective by the SEC on November 14, 2005.
(15) Incorporated by reference to the Report on Form 8-K as filed with the SEC on December 15, 2005.
(16) Incorporated by reference to the Registration Statement on Form S-8, SEC File No. 333-98229, as filed on August 16, 2002.
(17) Incorporated by reference to the Registration Statement on Form SB-2, SEC File No. 333-128980, as amended.
(18) Incorporated by reference to the Registration Statement on Form SB-2, SEC File No. 333-123096, as amended.
(19) Incorporated by reference to the Current Report on Form 8-K as filed on May 31, 2006.
(20) Incorporated by reference to the Current Report on Form 8-K as filed on June 6, 2006.
(21) Incorporated by reference to the Current Report on Form 8-K as filed on August 18, 2006. Portions of this agreement have been omitted and marked with a [_] and separately filed with the Securities and Exchange Commission with a request for confidential treatment.
(22) Incorporated by reference to the Current Report on Form 8-K as filed on August 16, 2006.
(23) Incorporated by reference to the Registration Statement on Form SB-2, SEC File No. 333-139138, as amended.
(24) Incorporated by reference to the Registration Statement on Form SB-2, SEC File No. 333-139138, as amended. Portions of this agreement have been omitted and marked with a [_] and separately filed with the Securities and Exchange Commission with a request for confidential treatment.
(25) Portions of this agreement have been omitted and marked with a [_] and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2006 and fiscal 2005. The following table shows the fees that were billed for the audit and other services provided by this firm for fiscal 2006 and 2005.

                                               FISCAL 2006     FISCAL 2005
                                               -----------     -----------

         Audit Fees ....................         $42,000         $57,870
         Audit-Related Fees ............               0               0
         Tax Fees ......................               0               0
         All Other Fees ................               0               0
                                                 -------         -------
                                   Total         $42,000         $57,870

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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Spare Backup, Inc.

April 2, 2007                         By: /s/ Cery B. Perle
                                          -----------------
                                      Cery B. Perle, CEO and President,
                                      principal executive officer and
                                      principal financial and accounting officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                          TITLE                           DATE

/s/ Cery B. Perle         President, Chief Executive Officer,      April 2, 2007
-----------------         principal executive officer and
Cery B. Perle             principal financial and
                          accounting officer


/s/ Edward L. Hagan       Secretary and director                   April 2, 2007
-------------------
Edward L. Hagan


/s/ Richard Galterio      Director                                 April 2, 2007
--------------------
Richard Galterio

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Spare Backup, Inc.


We have audited the accompanying consolidated balance sheet of Spare Backup, Inc. and its Subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spare Backup, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses, cash used in operations and working capital deficit of $14,478,439, $6,719,706 and $11,852,100 respectively, for the year ended December 31, 2006. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/Sherb & Co., LLP
                                       Certified Public Accountants

Boca Raton, Florida
March 30, 2007

                               SPARE BACKUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006

                                     ASSETS

Current Assets:
  Cash ........................................................    $    146,318
  Restricted cash .............................................         872,820
                                                                   ------------
    Total current assets ......................................       1,019,138

  Property and equipment, net of accumulated depreciation
   of $161,895 ................................................         488,818
  Other assets ................................................          75,380
                                                                   ------------

     Total assets .............................................    $  1,583,336
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .......................    $    853,176
  8% Convertible promissory notes .............................         293,509
  12.5% Convertible promissory notes, net of debt discount
   of $79,799 .................................................         295,201
  Accrued interest on convertible promissory notes ............          22,097
  Derivative liabilities ......................................      11,392,255
  Due to stockholder ..........................................          15,000
                                                                   ------------

     Total current liabilities ................................      12,871,238

  Other liabilities ...........................................           6,426
                                                                   ------------

     Total liabilities ........................................      12,877,664


Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares
   authorized, none issued and outstanding ....................               -
  Common stock; $.001 par value, 150,000,000 shares
   authorized, 55,843,863 issued and outstanding ..............          55,845
  Additional paid-in capital ..................................      36,402,986
  Subscription receivable .....................................        (100,000)
  Accumulated deficit .........................................     (47,559,789)
  Deferred compensation .......................................         (93,370)
                                                                   ------------

     Total stockholders' deficit ..............................     (11,294,328)
                                                                   ------------

     Total liabilities and stockholders' deficit ..............    $  1,583,336
                                                                   ============

                 See Notes to Consolidated Financial Statements.

                               SPARE BACKUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the year ended
                                                            December 31,
                                                        2006            2005
                                                   ------------    ------------

Revenues .......................................   $     73,046    $     23,920

Operating expenses:
  Research and development .....................        850,982         782,150
  Sales, general and administrative ............     11,155,486       5,206,366
                                                   ------------    ------------

     Total operating expenses ..................     12,006,468       5,988,516
                                                   ------------    ------------

     Operating loss ............................    (11,933,422)     (5,964,596)
                                                   ------------    ------------

Other income-derivative liabilities ............        762,713      11,689,725
Other expenses-settlement with stockholders ....              -        (730,000)
Other expenses-derivative liabilities ..........       (582,786)              -
Transfer- unrealized gain- investment held for
 sale to trading security ......................        112,509               -
Unrealized loss-transfer of available-for-sale
 securities to trading securities ..............              -      (4,999,263)
Unrealized loss-trading securities .............              -        (270,384)
Realized loss- trading securities ..............       (111,624)     (5,777,843)
Interest expense ...............................     (2,725,829)     (1,779,442)
                                                   ------------    ------------
  Total other expenses, net ....................     (2,545,017)     (1,867,207)
                                                   ------------    ------------
Net loss .......................................   $(14,478,439)   $ (7,831,803)
                                                   ============    ============

Transfer of previous unrealized loss on
 restricted investment .........................              -       4,999,263
Transfer of available-for-sale securities to
 trading securities ............................              -       4,999,263
Unrealized gain (loss)- restricted investments .              -         112,509
Transfer- unrealized gain- investment held for
 sale to trading security ......................       (112,509)              -
                                                   ------------    ------------

Comprehensive income (loss) ....................   $(14,590,948)   $  2,279,232
                                                   ============    ============

Basic net loss per common share ................   $      (0.31)   $      (0.26)
                                                   ============    ============

Diluted net loss per share .....................   $      (0.32)   $      (0.64)
                                                   ============    ============

Basic weighted average common
shares outstanding .............................     46,168,841      30,311,261
                                                   ============    ============

Diluted weighted average common
shares outstanding .............................     46,168,841      30,311,261
                                                   ============    ============

                 See Notes to Consolidated Financial Statements.

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       FOR THE PERIOD FROM JANUARY 1, 2005 TO DECEMBER 31, 2006


                                                 Common Stock             Additional
                                         ----------------------------      Paid-in       Subscription
                                            Shares          Amount          Capital       Receivable
                                         ------------    ------------    ------------    ------------
Balance at January 1, 2005 ...........     26,400,061    $     26,400    $ 21,351,026    $          -

Issuance of common stock pursuant to
 exercise of stock options ...........        652,643             653          18,107               -
Issuance of common stock for cash,
 net of financing costs ..............      2,779,543           2,780       1,312,859               -
Issuance of common stock in connection
 with settlement with stockholders ...      1,000,000           1,000         589,667               -
Issuance of common stock to pay
 interest on convertible promissory
 notes ...............................        237,582             237         158,808               -
Issuance of common stock to partially
 repay convertible promissory notes ..         75,610              75          48,675               -
Issuance of common stock to
 consultants for services rendered ...      3,915,500           3,916       2,513,399               -
Issuance of common stock for failure
 to timely file registration statement         92,903              93         132,758               -
Issuance of common stock pursuant to
 conversion of convertible promissory
 notes ...............................      2,508,644           2,509         938,232               -
Issuance of common stock to partially
 satisfy accounts payable ............        259,489             259         306,375               -
Issuance of common stock pursuant to
 the exercise of warrants ............        760,751             761         279,833               -
Fair value of options issued to
 employees ...........................              -               -         456,631               -
Amortization of deferred compensation               -               -               -               -
Transfer of unrealized loss on
 restricted investment ...............              -               -               -               -
Transfer of available-for-sale
 securities ..........................              -               -               -               -
Unrealized gain on investment in
 marketable securities ...............              -               -               -               -
Net loss .............................              -               -               -               -
                                         ------------    ------------    ------------    ------------
                                           38,682,726          38,683      28,106,370               -
                                         ============    ============    ============    ============

Issuance of common stock pursuant to
 exercise of stock options ...........        300,241             300          79,900               -
Issuance of common stock for cash, net
 of financing costs ..................     15,624,891          15,625       3,444,652        (100,000)
Issuance of common stock to pay
 interest on convertible promissory
 notes ...............................        180,919             181         116,002               -
Issuance of common stock to
 consultants for services rendered ...      1,325,000           1,325         332,175               -
Issuance of common stock pursuant to
 conversion of convertible promissory
 notes ...............................      5,862,438           5,863       2,017,738               -
Cancellation of shares issued for
 services ............................       (250,000)           (250)        (64,750)              -
Repurchase of shares .................     (5,882,352)         (5,882)     (1,661,641)              -
Reclassification of liability contract
 to equity ...........................              -               -       1,782,210               -
Fair value of options issued to
 employees ...........................              -               -       2,250,330               -
Amortization of deferred compensation               -               -               -               -
Transfer of unrealized gain on
 restricted investment ...............              -               -               -               -
Net loss .............................              -               -               -               -
                                         ------------    ------------    ------------    ------------
                                           55,843,863    $     55,845    $ 36,402,986    $   (100,000)
                                         ============    ============    ============    ============
                                                                                          (continued)
                            See Notes to Consolidated Financial Statements.

                                                 F-4A

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       FOR THE PERIOD FROM JANUARY 1, 2005 TO DECEMBER 31, 2006
                                              (continued)
                                                                         Accumulated
                                                                            Other
                                         Accumulated     Comprehensive    Deferred
                                           Deficit           Loss        Compensation       Total
                                         ------------    ------------    ------------    ------------
Balance at January 1, 2005 ...........   $(25,249,547)   $ (9,998,526)   $          -    $(13,870,647)

Issuance of common stock pursuant to
 exercise of stock options ...........              -               -               -          18,760
Issuance of common stock for cash,
 net of financing costs ..............              -               -               -       1,315,639
Issuance of common stock in connection
 with settlement with stockholders ...              -               -               -         590,667
Issuance of common stock to pay
 interest on convertible promissory
 notes ...............................              -               -               -         159,045
Issuance of common stock to partially
 repay convertible promissory notes ..              -               -               -          48,750
Issuance of common stock to
 consultants for services rendered ...              -               -      (2,503,875)         13,440
Issuance of common stock for failure
 to timely file registration statement              -               -               -         132,851
Issuance of common stock pursuant to
 conversion of convertible promissory
 notes ...............................              -               -               -         940,741
Issuance of common stock to partially
 satisfy accounts payable ............              -               -               -         306,634
Issuance of common stock pursuant to
 the exercise of warrants ............              -               -               -         280,594
Fair value of options issued to
 employees ...........................              -               -               -         456,631
Amortization of deferred compensation               -               -         823,404         823,404
Transfer of unrealized loss on
 restricted investment ...............              -       4,999,263               -       4,999,263
Transfer of available-for-sale
 securities ..........................              -       4,999,263               -       4,999,263
Unrealized gain on investment in
 marketable securities ...............              -         112,509               -         112,509
Net loss .............................     (7,831,803)              -               -      (7,831,803)
                                         ------------    ------------    ------------    ------------
                                          (33,081,350)        112,509      (1,680,471)     (6,504,259)
                                         ============    ============    ============    ============

Issuance of common stock pursuant to
 exercise of stock options ...........              -               -               -          80,200
Issuance of common stock for cash, net
 of financing costs ..................              -               -               -       3,360,277
Issuance of common stock to pay
 interest on convertible promissory
 notes ...............................              -               -               -         116,183
Issuance of common stock to
 consultants for services rendered ...              -               -        (333,500)              -
Issuance of common stock pursuant to
 conversion of convertible promissory
 notes ...............................              -               -               -       2,023,601
Cancellation of shares issued for
 services ............................              -               -          65,000               -
Repurchase of shares .................              -               -               -      (1,667,523)
Reclassification of liability contract
 to equity ...........................              -               -               -       1,782,210
Fair value of options issued to
 employees ...........................              -               -               -       2,250,330
Amortization of deferred compensation               -               -       1,855,601       1,855,601
Transfer of unrealized gain on
 restricted investment ...............              -        (112,509)              -        (112,509)
Net loss .............................    (14,478,439)              -               -     (14,478,439)
                                         ------------    ------------    ------------    ------------
                                         $(47,559,789)   $          -    $    (93,370)   $(11,294,328)
                                         ============    ============    ============    ============

                            See Notes to Consolidated Financial Statements.

                                                 F-4B

                                                SPARE BACKUP, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the year ended December 31,

                                                                                        2006            2005
                                                                                    ------------    ------------
Cash flows from operating activities:
Net loss ........................................................................   $(14,478,439)   $ (7,831,803)
Adjustments to reconcile net loss to net cash used in operating activities:
  Unrealized loss-transfer of available-for-sale securities to trading securities              -       4,999,263
  Realized loss on trading securities ...........................................        111,624       5,777,843
  Transfer- unrealized gain- investment held for sale to trading security .......       (112,509)              -
  Unrealized loss-trading securities ............................................              -         270,384
  Fair value of derivatives at issuance related to consulting services ..........      1,537,550         283,050
  Fair value of derivatives at issuance of financing instruments ................        582,837         557,620
  Decrease in fair value of derivative liabilities ..............................       (762,713)    (12,525,595)
  Fair value of options issued to employees .....................................      2,250,330         456,631
  Amortization of debt discount .................................................      1,899,246       1,339,387
  Amortization of deferred compensation .........................................      1,855,601         823,404
  Fair value of shares of common stock issued in payment
    of interest on convertible promissory note ..................................        115,982         159,045
  Fair value of shares issued in connection with the failure
    to timely file the registration statement ...................................              -         132,851
  Excess of fair value of shares issued in satisfaction of accounts payable .....              -         181,634
  Fair value of shares issued in connection with services rendered ..............              -          13,440
  Fair value of shares issued in connection with settlement with stockholders ...              -         730,000
  Depreciation ..................................................................         75,972          90,838
  Amortization of deferred financing costs ......................................        671,976         112,316
Changes in operating assets and liabilities
  Restricted cash ...............................................................       (812,820)        (60,000)
  Accounts receivable ...........................................................              -        (233,037)
  Provision for returns .........................................................              -         233,037
  Other assets ..................................................................        (50,000)         33,318
  Security deposits .............................................................          2,603               -
  Accounts payable and accrued expenses .........................................        397,424         284,319
  Deferred revenues .............................................................        (12,684)         12,684
  Accrued interest on note receivable ...........................................              -           1,200
  Accrued interest on convertible promissory notes ..............................          8,314            (100)
                                                                                    ------------    ------------

Net cash used in operating activities ...........................................     (6,719,706)     (4,158,271)
                                                                                    ------------    ------------

Cash flows from investing activities:
  Proceeds from disposition of marketable securities ............................              -          68,925
  Proceeds from disposition of trading securities ...............................              -         642,117
  Proceeds from note receivable .................................................              -          85,000
  Purchases of property and equipment ...........................................       (201,165)       (310,770)
                                                                                    ------------    ------------

Net cash (used in) provided by investing activities .............................       (201,165)        485,272
                                                                                    ------------    ------------

Cash flows from financing activities:
  Principal repayments on lease obligations .....................................         (6,932)        (10,566)
  Principal repayments on convertible promissory note ...........................       (275,000)              -
  Repurchase of shares of common stock ..........................................       (633,602)              -
  Proceeds from issuance of convertible promissory notes ........................              -         650,000
  Proceeds from issuance of bridge notes ........................................      1,500,000               -
  Proceeds from issuance of shares ..............................................      6,924,224       1,528,750
  Proceeds from exercise of warrants ............................................              -         280,594
  Proceeds from exercise of stock options .......................................            122          18,761
  Payments of convertible promissory notes ......................................              -        (265,000)
  Payments of deferred financing costs ..........................................       (190,000)              -
  Payments of financing costs ...................................................       (417,561)        (35,375)
                                                                                    ------------    ------------

Net cash provided by financing activities .......................................      6,901,251       2,167,164
                                                                                    ------------    ------------

Decrease in cash ................................................................        (19,620)     (1,505,835)

Cash, beginning of year .........................................................        165,938       1,671,773
                                                                                    ------------    ------------

Cash, end of year ...............................................................   $    146,318    $    165,938
                                                                                    ============    ============
                                                                                                     (continued)
                                 See Notes to Consolidated Financial Statements.

                                                       F-5A

                                                SPARE BACKUP, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the year ended December 31,
                                                   (continued)
                                                                                        2006            2005
                                                                                    ------------    ------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ........................................   $      8,664    $      3,909
                                                                                    ============    ============

  Cash paid during the year for taxes ...........................................   $          -    $          -
                                                                                    ============    ============

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants  and embedded conversion features issued in connection with the issuance of convertible promissory notes and
 corresponding debt discount ....................................................   $  1,500,000    $    650,000
                                                                                    ============    ============

Fair value of warrants issued in connection with the repurchase of
 shares of common stock .........................................................   $    900,000    $          -
                                                                                    ============    ============

Fair value of investment released in connection with the repurchase of
 shares of common stock .........................................................   $    134,806    $          -
                                                                                    ============    ============

Fair value of warrants and embedded conversion features issued in connection with the issuance of common stock and corresponding
 increase in derivative liabilities .............................................   $  3,149,081    $    177,736
                                                                                    ============    ============

Reclassification of liability contracts to equity ...............................   $  1,782,210    $          -
                                                                                    ============    ============


Exercise of stock options and corresponding satisfaction of accounts payable ....   $     80,063    $          -
                                                                                    ============    ============

Conversion of convertible promissory notes in shares of common stock ............   $    503,020    $    827,307
                                                                                    ============    ============

Fair value of shares of common stock issued to consultants for services .........   $    333,500    $  1,586,250
                                                                                    ============    ============

                                 See Notes to Consolidated Financial Statements.

                                                       F-5B

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002 and has used net cash in its operating activities of approximately $6.7 million during 2006. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

RECLASSIFICATION

The Company has reclassified certain captions of its 2005 statement of operations as well as its cash flows to conform them to its 2006 financial presentation.

EARNINGS PER SHARE

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 39,763,265 and 20,100,095 at December 31, 2006 and 2005, respectively. The outstanding options, warrants and share equivalents issuable pursuant to embedded conversion features and warrants at December 31, 2006 and 2005 are excluded from the loss per share computation for that period due to their anti-dilutive effect.

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following sets forth the computation of basic and diluted earnings per share for the year ended December 31,:

                                                        2006            2005
                                                        ----            ----
Numerator:
Net (loss) income ................................  $(14,478,439)  $ (7,831,803)
Adjustments:
Other income, net-derivative liabilities .........      (179,927)   (11,689,725)
                                                    ------------   ------------
Adjusted net loss for diluted earnings per share .  $(14,658,366)  ($19,521,528)
                                                    ============   ============

Denominator:
Denominator for basic earnings per share-weighted
 average shares outstanding ......................    46,168,841     30,311,261

Effect of dilutive warrants, embedded conversion
features and liquidated damages ..................             -              -

Denominator for diluted earnings per share-
 weighted average shares outstanding .............    46,168,841     30,311,261
                                                    ============   ============


Basic earnings (loss) per share ..................  $      (0.31)  $      (0.26)
                                                    ============   ============
Diluted earnings (loss) per share ................  $      (0.32)  $      (0.64)
                                                    ============   ============

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During 2006, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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

The increase in the market value from January 1, 2006 to the date of assignment which amounted to approximately $112,000, has been recorded as a realized gain on trading securities.

During July 2005, the Company sold 3,242,420 shares of the Investee used as collateral for the Company's possible obligation to repurchase 2,500,000 shares it has issued in a private placement during November 2004 ("Put Option"), generating proceeds of approximately $640,000. The decrease in the carrying and the fair value of this investment of approximately $5.3 million as of June 30, 2005 has been recorded as unrealized loss in the statement of operations of approximately $5.0 million and as an unrealized loss of approximately $270,000.

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of December 31, 2006.

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

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following pro forma information is to reflect the change from applying the provisions of FAS 123 and APB 25:
                                                            December 31,
                                                        2006           2005
                                                        ----           ----

Net (loss) income ................................  $(14,478,439)  ($ 7,831,803)
Adjustments:
Other (income)- derivative liabilities ...........      (179,927)   (11,689,725)
                                                    ------------   ------------
Adjusted net loss for diluted earnings per share .  $(14,658,366)  $(19,521,528)
Add:  Stock-based compensation expense included
 in reported net (loss) income, net of related
 tax effects: ....................................             -        456,631

Deduct:  Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects
 excluded from net (loss) income .................             -     (1,902,127)
                                                    ------------   ------------
Net (loss) income pro forma ......................  $(14,658,366)  $(20,967,024)
                                                    ============   ============
Proforma earnings per share:
Basic ............................................  $      (0.31)  $      (0.69)
                                                    ============   ============
Diluted ..........................................  $      (0.32)  $      (0.69)
                                                    ============   ============

The fair value of the options granted during 2005 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.32-4.39%; stock volatility of 36-86%; no dividends; and estimated life of 36 months.

DERIVATIVE LIABILITIES

The Company accounted for its liquidated damages during 2006 and 2005 pursuant to Emerging Issue Task Force ("EITF ")05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". In December 2006, FASB issued FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP 00-19-2"), which superseded EITF 05-04. FSP 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No.5, "Accounting for Contingencies". The registration statement payment arrangement should be recognized and measured as a separate unit of account from the financial instrument(s) subject to that arrangement. If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, such contingent liability is included in the allocation of proceeds from the related financing instrument. Pursuant to EITF 05-04, View C, the liquidated damages paid in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. FSP00-19-2 did not have an impact on the Company's accounting of the liquidated damages.

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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

NOTE 3 - RESTRICTED CASH

The Company's restricted cash consists primarily of approximately $873,000 at December 31, 2006, and is held in escrow to fund the sales and marketing expenses incurred by the Company with a US retailer.

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation at December 31, 2006 consist of the following:

Computer equipment ............   $ 650,713
Accumulated depreciation ......    (161,895)
                                  ---------
Property and equipment, net ...   $ 488,818
                                  =========

Depreciation expense amounted to approximately $76,000 and $91,000 during 2006 and 2005, respectively.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following as of December 31, 2006:

8% Convertible promissory notes, bearing interest at 8% per annum, matured on March 1, 2006. Interest payable June 30, 2004 and every quarter thereafter either in cash or common stock. Interest paid in common stock is convertible using the 10-day average closing bid of the stock prior to the end of the quarter. Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. The
promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate of $0.375. ..........  $  293,509

Less:  unamortized discount                                                  (-)
                                                                     ----------
Convertible promissory notes-short-term                              $  293,509
                                                                     ==========

12.5% Convertible promissory notes, bearing interest at 12.5% per annum, maturing between March and June 2007. Interest payable June
30, 2005 and every quarter thereafter either in cash or common stock. Interest paid in common stock is convertible using the 5-day average closing price of the stock prior to the end of the quarter.
Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. The promissory notes are convertible into shares of common stock at a rate of $0.32. ..................................  $  375,000

Less: unamortized discount ........................................     (79,799)
                                                                     ----------
Convertible promissory notes-short term ...........................  $  295,201
                                                                     ==========

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 5 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

8% Bridge promissory notes, bearing interest at 8% per annum, maturing between November and December 2007. Interest payable at maturity. Principal and interest immediately converts upon the closing of subsequent financing of at least $1,000,000. The
promissory notes are convertible into shares of common stock at a
rate of $0.35. ....................................................  $        -

Less: unamortized discount ........................................          (-)
                                                                     -----------
Convertible promissory notes-short term ...........................  $        -
                                                                     ===========

The convertible rates for the 8% and 12.5% Convertible promissory notes interest accrued as of December 31, 2006 amounted to $0.44 per share. The Company issued 180,919 and 237,582 shares in connection with the payment of interest on the Convertible promissory notes during 2006 and 2005, respectively. The fair value of such shares issued during 2006 and 2005 amounted to approximately $116,000 and $159,000, respectively. Furthermore, the Company issued 51,250 shares in January 2007 in connection with the payment of accrued interest of approximately $23,000 as of December 31, 2006.

Certain note holders of 8% convertible promissory notes and the 8% Bridge promissory notes converted their promissory notes and accrued interest amounting to approximately $2.0 million in 5,862,438 shares of common stock, respectively, during 2006 and $941,000 in 2,508,644 shares of common stock, respectively, during 2005.

During 2006 and 2005, the Company received $1,500,000 and $650,000 in consideration for the issuance of the bridge promissory notes and convertible promissory notes, respectively.

During 2006, the Company made principal repayments of approximately $275,000 on a 12.5% Convertible promissory note held by the fiancee of the Company's Chief Executive officer.

In the event the Company issues any shares of its common stock or issues any options, warrants, convertible preferred stock or convertible debt issuable or convertible into common stock of the Company at an exercise price or conversion price per share less than $0.75 per share within two years following the closing of the 12.5% Convertible Promissory Notes, then the exercise price of the warrants issued pursuant to the Follow-on Financing will reset to such lower price. As of December 31, 2006, the exercise price of such warrants are $0.32.

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

The Company has the right to call all of the 8% Bridge promissory notes and related warrants, if the stock underlying the warrants has been registered (and that registration statement is still effective), the lock-up restriction, as defined in the agreement, on the common stock has been lifted, and after the lock-up restriction has been lifted the stock maintains a closing bid price above $0.75 for 15 business days. The Company may redeem the warrants for $0.01 if not exercised within 30 days of the call notification.

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 5 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The Company recognized a debt discount of $1,500,000 and $650,000 in connection with the issuance of the convertible promissory notes during 2006 and 2005, respectively.

The Company paid financing fees of $190,000 to the placement agent in connection with the issuance of the Bridge promissory notes. Additionally, the Company issued 1,071,429 warrants to the placement agent. The fair value of the warrants, which amounted to approximately $439,000 together with the financing fees have been recorded as deferred financing costs during 2006.

The 8% Convertible promissory notes are currently due. Management is in discussion with the holders of such notes to satisfy these obligations with either cash or stock consideration or a combination of both.

Amortization of the debt discount amounted to approximately $1.9 million and $1.3 million during 2006 and 2005, respectively, and is included in interest expense.

Amortization of the deferred financing costs amounted to approximately $672,000 and $112,000 during, 2006 and 2005, respectively, and is included in interest expense.

Accrued interest on the convertible promissory notes amounted to approximately $22,000 as of December 31, 2006.

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

The Company recognized liabilities for the following derivatives at the date of their issuance during 2006 and 2005, respectively:

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 6 - DERIVATIVE LIABILITIES (CONTINUED)

                                           At issuance 2006     At issuance 2005
                                           ----------------     ----------------
Embedded conversion features
12.5% convertible notes ............          $        -            $  934,000
8% bridge notes ....................           1,500,000                     -
Freestanding warrants and options
12.5% convertible notes ............                   -               273,620
8% bridge notes ....................             582,786                     -
Other warrants and options .........           6,025,938               531,836
Liquidated damages .................                   -               139,333
                                              ----------            ----------
                                              $8,108,724            $1,878,789
                                              ==========            ==========

The fair value of the derivative liabilities at December 31, 2006 are as follows:

               Embedded conversion features ....      $   578,283
               Freestanding warrants and options        9,696,452
               Common stock subject to put .....        1,041,667
               Liquidated damages ..............           75,853
                                                      -----------
                                                      $11,392,255
                                                      ===========

The Company used the following assumptions to measure the identified derivatives at issuance during 2006 and 2005 and at December 31, 2006, as follows:

                                   Year ended December 31,       At December 31,
                                    2006            2005              2006
                                    ----            ----         ---------------
Market price:                   $0.41-$0.59      $0.40-$0.62               $0.48
Exercise or conversion price:
                                $0.32-$1.00     $0.188-$0.85       $0.188- $1.75
Term:                           1.5-5 years        3-5 years     1.25-4.75 years
Volatility:                        221-225%              86%                225%
Risk-free interest rate:          4.18-5.1%            3.32%               4.69%
Maximum liability:
Convertible notes                                                       $856,009
Put                                                                   $2,500,000
Liquidated damages                                                       $75,853
Outstanding warrants and
options                                                               22,350,380

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 6 - DERIVATIVE LIABILITIES (CONTINUED)

The embedded conversion features are as follows:

Reset Feature Following Subsequent Financing - 12.5% Convertible Promissory notes: 50%, which is the effective discount to market value the Company would offer in the event it provides for a subsequent private placement financing

Liquidated Damage Clause: 22%, which is the difference, in months between the time the underlying shares are free-trading and the grace period to obtain a registration statement, multiplied by the liquidated damage rate of 2% per month.

Common stock subject to put: 25%, which is the effective discount to market value assuming that the putholders convert 2,500,000 shares in convertible promissory notes.

The fair value of the derivatives issued during 2006 and 2005 were allocated as follows:

                                                        At issuance  At issuance
                                                            2006         2005
                                                        -----------  -----------
Debt discount from the issuance of embedded conversion
  features ...........................................   $1,500,000   $  650,000
Other expenses from the excess of the fair value of
  derivative liabilities over proceeds received from
  issuance of liability contracts ....................      582,786      557,620
Sales, general, and administrative expenses from the
  issuance of warrants and options for services
  rendered by consultants ............................    1,537,550      283,050
Offset against additional paid-in capital from net
  proceeds of issuance of shares of common stock from
  the issuance of warrants and liquidated damages ....    3,149,132      388,119
Deferred offering costs from the issuance of warrants
  to a placement agent ...............................      439,256            -
Offset against additional paid-in capital in
  connection with repurchase of shares ...............      900,000            -
                                                         ----------   ----------
                                                         $8,108,724   $1,878,789
                                                         ==========   ==========

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 6 - DERIVATIVE LIABILITIES (CONTINUED)

During 2006, the Company reclassified the embedded conversion features of certain convertible promissory notes as equity contracts, upon their conversion. The fair value of the embedded conversion features at the date of conversion amounted to approximately $1.8 million. This reclassification resulted in an increase in additional paid-in capital and a decrease in derivative liabilities of the corresponding amount.

The difference in fair value of the derivative liabilities between the date of their issuance and the appropriate measurement dates, which amounted to a decrease of approximately $763,000 and $11.7 million for 2006 and 2005, respectively, has been recognized as other income.

NOTE 7 - STOCKHOLDERS' DEFICIT

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

During 2006 and 2005, the Company issued 1,325,000 and 3,915,500 shares of common stock, respectively, to consultants for services performed. The fair value of such shares amounted to approximately $334,000 and $2.5 million during 2006 and 2005, respectively. The nature of the services rendered in connection with the issuance of these shares were for marketing purposes. Some of these services are provided for periods up to 12 months. The Company has recognized amortization of deferred compensation of approximately $1.9 million and $823,000 during 2006 and 2005, respectively, in connection with the issuance of these shares.

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The Company issued 180,919 and 237,582 shares in connection with the payment of interest on the Convertible promissory notes during 2006 and 2005, respectively. The fair value of such shares issued during 2006 and 2005 amounted to approximately $116,000 and $159,000, respectively. Furthermore, the Company issued 51,250 shares in January 2007 in connection with the payment of accrued interest of approximately $23,000 as of December 31, 2006.

ISSUANCE OF COMMON STOCK PURSUANT TO FAILURE TO TIMELY FILE REGISTRATION
STATEMENT

During 2005, the Company issued 92,903 shares of common stock pursuant to its failure to timely file its registration statement. The fair value of such shares amounted to approximately $133,000 and is included in selling, general, and administrative expenses.

ISSUANCE OF COMMON STOCK PURSUANT TO PRIVATE PLACEMENTS

During 2006, the Company issued 15,624,891 shares pursuant to three private placements which generated net proceeds of approximately $6.5 million.

During 2005, the Company issued 2,779,543 shares pursuant to a private placement which generated net proceeds of approximately $1.5 million. During 2005, the Company settled claims from certain investors by issuing 1,000,000 shares to such investors. The fair value of the shares in connection with the settlement amounted to $730,000. Pursuant to the settlement, the Company also reduced certain put rights to 2,000,000 shares at a price of $1.25. The put rights expire by March 2007.

REPURCHASE AND CANCELLATION OF COMMON STOCK

During 2006, the Company repurchased 5,882,352 shares of its common stock and as consideration, paid to the Investee approximately $630,000, issued 3,000,000 warrants and assigned its investment in the Investee's shares to the Investee. The aggregate consideration for the repurchase of the Company's shares of common stock amounted to approximately $1.7 million.

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 8 - STOCK OPTIONS AND WARRANTS

A summary of the activity of the Company's outstanding warrants during 2006 and 2005 is as follows:

                                                                    Weighted
                                                                     Average
                                                     Warrants     Exercise Price
                                                     --------     --------------

Outstanding, January 1, 2005 ...................     4,338,126        $1.13
Granted ........................................     1,653,891         0.94
Exercised ......................................      (862,001)        0.375
Expired ........................................             -          -
                                                    ----------        ------
Outstanding and exercisable at December 31, 2005     5,130,016         0.67

Granted ........................................    15,588,928         0.60
Exercised ......................................             -          -
Expired ........................................      (280,001)        1.25
                                                    ----------        ------
Outstanding and exercisable at December 31, 2006    20,438,943        $0.60
                                                    ==========        ======

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding and exercisable at December 31, 2006, for selected exercise price ranges, is as follows:

                    Warrants            Weighted Average
Exercise          outstanding              Remaining            Weighted Average
 prices          and exercisable        Contractual Life         Exercise Price
 ------          ---------------        ----------------        ----------------

 $0.32                596,000                 3.4                    $0.32
  0.375             2,402,499                 1.8                     0.375
  0.40              3,523,215                 4.4                     0.40
  0.45              3,137,785                 4.4                     0.45
  0.50              2,100,000                 4.1                     0.50
  0.60              4,120,490                 4.8                     0.60
  0.75                125,000                 4.8                     0.75
  1.00              3,000,000                 1.4                     1.00
  1.25                332,500                 2.4                     1.25
  1.30                976,454                 3.9                     1.30
  1.50                125,000                 2.0                     1.50

The weighted average remaining contractual life of the terms of the warrants is
3.6 years.

All warrants issued during 2006 and 2005 have been accounted for as derivative liabilities.

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

STOCK OPTIONS

In 2002, the Company adopted the 2002 Stock Plan under which stock awards or options to acquire shares of the Company's common stock may be granted to employees and non-employees of the Company. The Company has authorized 12,000,000 shares of the Company's common stock for grant under the 2002 Plan. The 2002 Plan is administered by the Board of Directors and permits the issuance of options for the purchase of up to the number of available shares outstanding. Options granted under the 2002 Plan vest in accordance with the terms established by the Company's stock option committee and generally terminates five years after the date of issuance.

The Company granted 4,337,773 options with below market exercise prices during 2005. The issuance of such options to employees resulted in compensation expense pursuant to APB Opinion No. 25 amounting to approximately $457,000 during 2005.

The Company granted 957,500 and 565,000 options to consultants for services rendered during 2006 and 2005, respectively. The fair value of such options has been recorded as derivative liabilities.

A summary of the activity of the Company's stock option plan is presented below:

                                                                    Weighted
                                                                     Average
                                                     Options      Exercise Price
                                                    ----------    --------------

Outstanding at January 1, 2005 .................     5,616,500        $ 1.51

Granted ........................................     8,430,028          0.49
Exercised ......................................      (652,643)         0.03
Expired ........................................    (4,432,312)         1.00
                                                    ----------        ------

Outstanding at December 31, 2005 ...............     8,961,573        $ 0.53
                                                    ==========        ======

Granted ........................................     6,741,683          0.47
Exercised ......................................      (300,241)         0.27
Expired ........................................    (3,827,530)         0.58
                                                    ----------        ------
Outstanding at December 31, 2006 ...............    11,575,485          0.42

Exercisable at December 31, 2006 ...............     9,512,152        $ 0.38
                                                    ==========        ======

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable at December 31, 2006, for selected exercise price ranges, is as follows:

Options outstanding:
                                        Weighted average
   Range of            Number of            remaining           Weighted average
exercise prices         options         contractual life         exercise price
---------------         -------         ----------------        ----------------

  $0.001-0.02          1,847,985              1.1                    $ 0.02
   0.34-0.75           9,007,500              4.1                      0.44
   0.90-0.95              60,000              3.7                      0.93
   1.60-1.75             660,000              1.83                     1.69


Options vested and exercisable:

                                        Weighted average
   Range of            Number of            remaining           Weighted average
exercise prices         options         contractual life         exercise price
---------------         -------         ----------------        ----------------

  $0.001-0.02          1,847,985              1.1                    $ 0.02
   0.34-0.75           6,944,167              3.6                      0.47
   0.90-0.95              60,000              3.7                      0.93
   1.60-2.25             660,000              3.8                      1.72


The options outstanding vest over periods of up to two years. During 2006, the Company recorded a share-based payment expense amounting to approximately $2.3 million in connection with all options outstanding. The weighted average fair value of the options issued to employees during 2006 amounted to $0.48.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for optionholders, which is generally the vesting period of the options. The fair value of the options is based on the Black Scholes Model using the following assumptions:

Exercise price :                    $0.001-$0.74
Market price at date of grant :     $0.34-$0.74
Volatility :                        221-225%
Expected dividend rate :            0%
Risk-free interest rate :           4.18-5.1%

The total compensation cost related to nonvested awards not yet recognized amounted to approximately $1.7 million at December 31, 2006 and the Company expects that it will be recognized over the following weighted-average period of 22 months.

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 9 - INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, at December 31, 2006 are as follows:

Deferred tax assets:
Net operating loss carryforward ...   $ 12,710,000
Less valuation allowance ..........    (12,710,000)
                                      ------------
Total net deferred tax assets: ....   $          -
                                      ============

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $ 14.6 million at December 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during 2006 and 2005 was $4.3 million and $5.7 million, respectively.

The Company has incurred net operating losses since inception. At December 31, 2006, the Company had a net operating loss carryforward amounting to approximately $31.0 million for U.S. tax purposes that expire in various amounts through 2026. The Company has had a change of ownership as defined by the Internal Revenue Code Section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of its net operating loss carryforwards.

The federal statutory tax rate reconciled to the effective tax rate during 2006 and 2005, respectively, is as follows:

                                               2006       2005
                                               ----       ----
Tax at U.S. statutory rate: ...............    35.0%      35.0%
State tax rate, net of federal benefits ...     6.0        6.0
Change in valuation allowance .............   (41.0)     (41.0)
                                              -----      -----
Effective tax rate ........................     0.0%       0.0%
                                              =====      =====

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LITIGATION

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

OPERATING LEASES

The Company has entered into a new lease effective November 2006. The monthly base rent amounts to $12,667 per month and matures in December 2011.

Future annual minimum payments, net of sublease income, required under operating lease obligations at December 31, 2006 are as follows:

                    Future Minimum
                    Lease Payments
                    --------------
         2007          $152,000
         2008           152,000
         2009           152,000
         2010           152,000
         2011           139,000

                               SPARE BACKUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 11 - RELATED PARTY TRANSACTIONS

During 2005, the Company issued a 12.5% Convertible Promissory Note to the fiancee of its Chief Executive Officer. The note amounted to $275,000. In connection with this note, the Company issued 256,667 warrants. The warrants have an exercise price of $0.32. The Company satisfied this note during 2006

NOTE 12 - SUBSEQUENT EVENTS

The Company generated proceeds of approximately $1.9 million pursuant to the exercise of 5,861,917 warrants during March 2007.

The holders of a put have exercised their options to have the Company repurchase 1,617,228 shares of its common stock. The Company paid $1,250,000 (less $100,000 previously paid) to the holders to repurchase 1,000,000 shares, the holders of the put will retain the remaining 617,228 shares and the Company will issue an additional 668,664 shares to the holders of the put to satisfy its obligations under this arrangement.