Form 10QSB
period 2007-03-31
SPARE BACKUP, INC.
filed 2007-05-21
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,875,640 shares of common stock issued and outstanding at May 10, 2007.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

When used in this annual report, the terms "Spare Backup," " we," "our," and "us" refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiaries.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report on form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to significantly increase our revenues, our ability to raise working capital as necessary to fund our ongoing operations and satisfy our obligations as they become due, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto appearing elsewhere herein. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                               SPARE BACKUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2007
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash .......................................................          542,133
  Restricted cash ............................................          299,990
  Prepaid marketing expense ..................................        1,691,553
  Prepaid expenses ...........................................           50,000
  Other current assets .......................................           23,157
                                                                   ------------
     Total current assets ....................................        2,606,833

  Property and equipment, net of accumulated
   depreciation of $314,373 ..................................        2,069,904
                                                                   ------------

     Total assets ............................................     $  4,676,737
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses ......................     $  2,476,022
  12.5% Convertible promissory notes, net of debt
    discount of $4,101 .......................................          360,899
  Accrued interest on convertible promissory notes ...........           14,787
  Derivative liabilities .....................................       20,779,554
  Due to stockholder .........................................           15,000
                                                                   ------------

     Total liabilities .......................................       23,646,262

Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares
    authorized, none issued and outstanding ..................                -
  Common stock; $.001 par value, 150,000,000 shares
    authorized, 63,680,681 issued and outstanding ............           63,681
  Additional paid-in capital .................................       47,739,442
  Subscription receivable ....................................         (100,000)
  Accumulated deficit ........................................      (66,613,956)
  Deferred compensation ......................................          (58,692)
                                                                   ------------

     Total stockholders' deficit .............................      (18,969,525)
                                                                   ------------

     Total liabilities and stockholders' deficit .............     $  4,676,737
                                                                   ============

            See Notes to Unaudited Consolidated Financial Statements.

                               SPARE BACKUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the three months ended
                                                             March 31,
                                                       2007            2006
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)

Revenues .......................................   $     20,942    $     16,821

Operating expenses:
  Research and development .....................        548,243         250,818
  Sales, general and administrative ............      2,810,774       3,594,814
                                                   ------------    ------------

     Total operating expenses ..................      3,359,017       3,845,632
                                                   ------------    ------------

     Operating loss ............................     (3,338,075)     (3,828,811)
                                                   ------------    ------------

Other expenses:
  Change in fair value of derivative liabilities    (13,966,577)       (574,558)
  Derivative liability expense .................       (334,030)       (588,900)
  Interest expense .............................     (1,415,485)       (242,857)
                                                   ------------    ------------
  Total other expenses .........................    (15,716,092)     (1,406,315)

Net loss .......................................   $(19,054,167)   $ (5,235,126)
                                                   ============    ============

Unrealized loss- restricted investments ........              -         (49,598)

Comprehensive loss .............................   $(19,054,167)   $ (5,284,724)
                                                   ============    ============

Basic net loss per common share ................   $      (0.33)   $      (0.13)
                                                   ============    ============

Diluted net loss per share .....................   $      (0.33)   $      (0.13)
                                                   ============    ============

Basic weighted average common
shares outstanding .............................     57,873,524      41,266,490
                                                   ============    ============

Diluted weighted average common
shares outstanding .............................     57,873,524      41,266,490
                                                   ============    ============

            See Notes to Unaudited Consolidated Financial Statements.

                                             SPARE BACKUP, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               For the three months ended
                                                                                        March 31,
                                                                                  2007            2006
                                                                              ------------    ------------
                                                                               (Unaudited)     (Unaudited)
Net loss ..................................................................   $(19,054,167)   $ (5,235,126)
Adjustments to reconcile net loss to net cash used in operating activities:
  Fair value of derivatives at issuance ...................................              -       1,029,000
  Derivative liability expense ............................................        334,030         588,900
  Change in fair value of derivative liabilities ..........................     13,966,577         574,558
  Fair value of options issued to employees ...............................        581,671         643,597
  Amortization of debt discount ...........................................      1,400,698         173,653
  Amortization of deferred compensation ...................................         83,678         574,870
  Amortization of prepaid marketing expense ...............................        313,047               -
  Fair value of shares of common stock issued in payment of interest on
   convertible promissory note ............................................              -          28,910
  Fair value of shares issued in connection with services rendered ........         67,520               -
  Depreciation ............................................................        119,439          37,462
  Amortization of deferred financing costs ................................              -          42,720
Changes in operating assets and liabilities
  Restricted cash .........................................................        572,830               -
  Prepaid expense and other current assets ................................          2,223               -
  Accounts payable and accrued expenses ...................................      1,622,846         132,362
  Deferred revenues .......................................................              -         (12,684)
  Accrued interest on convertible promissory notes ........................         14,787          (2,630)
  Other liabilities .......................................................         (6,426)              -
                                                                              ------------    ------------

Net cash provided by (used in) operating activities .......................         18,753      (1,424,408)
                                                                              ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment .....................................     (1,685,525)        (11,713)
                                                                              ------------    ------------

Net cash used in investing activities .....................................     (1,685,525)        (11,713)
                                                                              ------------    ------------

Cash flows from financing activities:
  Principal repayments on lease obligations ...............................              -          (2,793)
  Principal repayments on convertible promissory note .....................        (11,480)              -
  Repurchase of shares of common stock ....................................     (1,250,000)              -
  Proceeds from issuance of convertible promissory notes ..................      1,325,000               -
  Proceeds from issuance of shares ........................................              -       2,350,000
  Proceeds from exercise of warrants ......................................      1,984,096               7
  Proceeds from exercise of stock options .................................         14,971               -
  Payments of financing costs .............................................              -         (25,000)
                                                                              ------------    ------------

Net cash provided by financing activities .................................      2,062,587       2,322,214
                                                                              ------------    ------------

Increase in cash ..........................................................        395,815         886,093

Cash, beginning of period .................................................        146,318         165,938
                                                                              ------------    ------------

Cash, end of period .......................................................   $    542,133    $  1,052,031
                                                                              ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ..................................   $          -    $      8,664
                                                                              ============    ============

  Cash paid during the year for taxes .....................................   $          -    $          -
                                                                              ============    ============

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants and embedded conversion features issued in connection with the issuance of common stock and corresponding increase
 in derivative liabilities ................................................   $          -    $    300,125
                                                                              ============    ============

Reclassification of liability contracts to equity .........................   $  8,310,428    $          -
                                                                              ============    ============

Conversion of convertible promissory notes in shares of common stock ......   $  1,617,029    $     54,281
                                                                              ============    ============

Fair value of shares of common stock issued for payment of accrued interest   $     22,097    $          -
                                                                              ============    ============

                         See Notes to Unaudited Consolidated Financial Statements.

                                                   - 5 -

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Spare Backup, Inc., formerly known as Newport International Group, Inc., (the "Company") was incorporated in Delaware in December 1999. During February 2004, the Company acquired GrassRoots Communications, Inc. ("GrassRoots"). The Company sells on-line backup solutions software and services to individuals, business professionals, small office and home office companies, and small to medium sized businesses.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002 and has incurred net losses of approximately $19.1 million during the three-month period ended March 31, 2007. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the valuation of derivative liabilities and share-based payments. Actual results will differ from these estimates.

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and share equivalents issuable pursuant to embedded conversion features amounted to 34,521,006 and 23,959,863 at March 31, 2007 and 2006, respectively. The outstanding options, warrants and share equivalents issuable pursuant to embedded conversion features and warrants at March 31, 2007 and 2006 are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31:

                                                        2007            2006
                                                        ----            ----
Numerator:
Net (loss) income ................................  $(19,054,167)  $ (5,235,126)
Adjustments:
Other income, net-derivative liabilities .........            (-)            (-)
                                                    ------------   ------------
Adjusted net loss for diluted earnings per share .  $(19,054,167)  ($ 5,235,126)
                                                    ============   ============

Denominator:
Denominator for basic earnings per share-weighted
  average shares outstanding .....................    57,873,524     41,266,490
Effect of dilutive warrants, embedded conversion
  features and liquidated damages ................             -              -
Denominator for diluted earnings per share-
  weighted average shares outstanding ............    57,873,524     41,266,490
                                                    ============   ============

Basic loss per share .............................  $      (0.33)  $      (0.13)
                                                    ============   ============
Diluted loss per share ...........................  $      (0.33)  $      (0.13)
                                                    ============   ============

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the three-month period ended March 31, 2007, the Company had reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form l0-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes as of and for the year ended December 31, 2006, included in the Annual Report filed on Form l0-KSB.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2007, and the results of operations and cash flows for the three-month period ending March 31, 2007 have been included. The results of operations for the three -month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2006.

RECLASSIFICATION

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on the reported net loss.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

During July 2005, the Company sold 3,242,420 shares of the Investee used as collateral for the Company's possible obligation to repurchase 2,500,000 shares it has issued in a private placement during November 2004 ("Put Option"), generating proceeds of approximately $640,000. The decrease in the market value for the three-month period ended March 31, 2006, which amounted to approximately $50,000, has been recorded as an unrealized loss - restricted investment.

During 2006, the Company repurchased 5,882,352 shares of its common stock and as consideration, paid to the Investee approximately $630,000, issued 3,000,000 warrants and assigned its investment in the Investee's shares to the Investee. The aggregate consideration for the repurchase of the Company's shares of common stock amounted to approximately $1.7 million.

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of March 31, 2007.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("FAS 159"). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. FAS 159 is effective as of the beginning of an entity's fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following as of March 31, 2007:

12.5% Convertible promissory notes, bearing interest at 12.5% per annum, maturing between March and June 2007. Interest payable June
30, 2005 and every quarter thereafter either in cash or common stock. Interest paid in common stock is convertible using the 5-day average closing price of the stock prior to the end of the quarter.
Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. The promissory notes are convertible into shares of common stock at a rate of $0.32 ....................................  $ 365,000

Less: unamortized discount .........................................     (4,101)

Convertible promissory notes-short term ............................  $ 360,899
                                                                      =========

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 3 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The convertible rates for the 8% and 12.5% Convertible promissory notes interest accrued as of March 31, 2007 amounted to approximately $1.00 per share. The Company issued 51,250 shares of common stock in connection with the payment of interest on the Convertible promissory notes during the three-month period ended March 31, 2007. The fair value of such shares issued during the three-month period ended March 31, 2007 amounted to approximately $23,000. Furthermore, the Company issued 14,849 shares in April 2007 in connection with the payment of accrued interest of approximately $15,000 as of March 31, 2007.

During the three-month period ended March 31, 2007, the Company received $1,325,000 in consideration for the issuance of the bridge promissory notes. The Company also issued a five-year common stock purchase warrants to purchase 1,394,721 shares of the Company's common stock at $0.475 per share. The bridge promissory note of $1,325,000 converted into 2,789,473 shares of the Company's common stock in March 2007. Additionally, during the three months ended March 31, 2007, the Company paid financing fees of $25,000 to the placement agent in connection with the issuance of the Bridge promissory notes which was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

In the event the Company issues any shares of its common stock or issues any options, warrants, convertible preferred stock or convertible debt issuable or convertible into common stock of the Company at an exercise price or conversion price per share less than $0.75 per share within two years following the closing of the 12.5% Convertible Promissory Notes, then the exercise price of the warrants issued pursuant to the Follow-on Financing will reset to such lower price. As of March 31, 2007, the exercise price of such warrants are $0.32.

The Company has the right to call all of the 12.5% convertible promissory notes warrants, if the stock underlying the warrants has been registered (and that registration statement is still effective), the lock-up restriction, as defined, on the common stock has been lifted, and after the lock-up restriction has been lifted the stock maintains a closing bid price above $3.00 for 15 business days. The Company may redeem the warrants for $0.01 if not exercised within 30 days of the call notification.

The Company recognized a debt discount of $1,325,000 in connection with the issuance of the 8% Bridge promissory notes and 1,394,721 common stock purchase warrants. The debt discount relates to the recognition of derivative liabilities associated with the 8% Bridge promissory notes.

The 8% Convertible promissory notes are currently due. During the three months ended March 31, 2007, the Company issued 912,594 shares of common stock to satisfy these convertible promissory notes amounting to approximately $292,000.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 3 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

Amortization of the debt discount amounted to approximately $1.4 million and $174,000 during the three-month period ended March 31, 2007 and 2006, respectively, and is included in interest expense.

Amortization of the deferred financing costs amounted to approximately $0 and $43,000 during the three-month period ended March 31, 2007 and 2006, respectively, and is included in interest expense.

Accrued interest on the 12.5% and 8% Convertible Promissory Notes amounted to approximately $15,000 as of March 31, 2007.

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

The Company recognized liabilities for the following derivatives at the date of their issuance during the three month period ended March 31, 2007:

                                     At issuance 2007
                                     ----------------
Embedded conversion features
8% bridge notes .................          808,250
Freestanding warrants and options
8% bridge notes .................          850,780
Other warrants and options ......        2,072,120
                                       -----------
                                       $ 3,731,150
                                       ===========

The fair value of the derivative liabilities at March 31, 2007 are as follows:

Embedded conversion features ....      $ 1,145,102
Freestanding warrants and options       19,445,941
Common stock subject to put .....           33,433
Liquidated damages ..............          155,078
                                       -----------
                                       $20,779,554
                                       ===========

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 4 - DERIVATIVE LIABILITIES (CONTINUED)

The Company used the following assumptions to measure the identified derivatives at March 31, 2007, as follows:

                                     At March 31, 2007
                                     -----------------
Market price: ...................      $       0.96
Exercise or conversion price: ...      $0.32- $1.75
Term: ...........................      0-5.00 years
Volatility: .....................              232%
Risk-free interest rate: ........             4.54%
Maximum liability:
Convertible notes ...............      $    563,979
Liquidated damages ..............      $    155,078
Put .............................           668,664
Outstanding warrants and options         21,765,714

During the three months ended March 31, 2007, the Company allocated $1,659,030 of the fair value of the derivatives issued in connection with the debt, at their date of issuance, to debt discount. The excess of the fair value of the derivative liabilities over the debt discount has been recognized as derivative liability expense, which amounts to $334,030 during the three months ended March 31, 2007.

During the three months ended March 31, 2007, the Company allocated $67,520 of the fair value of the derivatives issued in connection with services performed by consultants to consulting expenses and $2,004,600 of the fair value of derivatives in connection with the granting of warrants related to a 12 month retail marketing agreement allocated to prepaid marketing expenses (See Note 6-Stock options and warrants).

The variation in fair value of the derivative liabilities between measurement dates amounted to an increase of approximately $14 million and $575,000 during the three months ended March 31, 2007 and 2006, respectively. The increase in fair value of the derivative liabilities has been recognized as other expense. The Company has reclassified $8,310,428 of derivative liabilities to paid in capital related to the conversion of the 8% convertible promissory notes into common stock, the warrants exercise, and payment of puts associated with the repurchase of the Company's common stock during the three months ended March 31, 2007.

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

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 5 - STOCKHOLDERS' DEFICIT

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The Company issued 51,250 shares of common stock in connection with the payment of interest on the Convertible promissory notes during the three-month period ended March 31, 2007. The fair value of such shares issued during the three-month period ended March 31, 2007 amounted to approximately $23,000. Furthermore, the Company issued 14,849 shares in April 2007 in connection with the payment of accrued interest of approximately $15,000 as of March 31, 2007.

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

In January 2007, the Company issued 24,194 shares of common stock to a consultant. The fair value of such shares amounted to approximately $15,000. The nature of the services rendered in connection with the issuance of these shares was for leasehold improvements. The Company has recognized leasehold improvements of $15,000.

On February 28, 2007, the Company issued 50,000 shares of common stock to a consultant for a three month consulting agreement. The fair value of such shares amounted to approximately $49,000. The nature of the services rendered in connection with the issuance of these shares was for marketing purposes. The Company has recognized stock based consulting expense of $24,500 and deferred consulting of $24,500 to be amortized over the period.

ISSUANCE OF COMMON STOCK PURSUANT TO EXERCISE OF STOCK WARRANTS AND OPTIONS.

During the three months ended March 31, 2007, in connection with the exercise of stock warrants, the Company issued 4,202,637 shares March 31, 2007 of common stock for net proceeds of $1,984,096.

During the three months ended March 31, 2007, in connection with the exercise of stock options, the Company issued 138,006 shares of common stock to employees for net proceeds of $14,971.

ISSUANCE OF COMMON STOCK PURSUANT TO CONVERSION OF CONVERTIBLE PROMISSORY NOTES

During the three-month period ended March 31, 2007, the Company received $1,325,000 in consideration for the issuance of the bridge promissory notes. The Company also issued five-year common stock purchase warrants to purchase 1,394,721 shares of the Company's common stock at $0.475 per share. The bridge promissory note of $1,325,000 converted into 2,789,473 shares of the Company's common stock in March 2007.

During the three months ended March 31, 2007, the Company issued 912,594 shares of common stock to satisfy the 8% convertible promissory notes amounting to approximately $292,000.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 5 - STOCKHOLDERS' DEFICIT (CONTINUED)

REPURCHASE AND CANCELLATION OF COMMON STOCK

During the three months ended March 31, 2007, the holders of a put have exercised their options to have the Company repurchase 1,617,228 shares of its common stock. The Company paid $1,250,000 to the holders of the put and the holders will retain the remaining 1,285,892 shares. The Company agreed to cancel the remaining 331,336 shares of the put to satisfy its obligations under this arrangement.

NOTE 6 - STOCK OPTIONS AND WARRANTS

WARRANTS

During the three-month period ended March 31, 2007, the Company received $1,325,000 in consideration for the issuance of the bridge promissory notes. The Company also issued a five-year common stock purchase warrants to purchase 1,394,721 shares of the Company's common stock at $0.475 per share (See Note 3 - Convertible Promissory Notes).

On January 24, 2007, the Company granted a five-year warrant to purchase 100,000 shares of common stock to a consultant at an exercise price of $0.475 per share for marketing strategy and business development services rendered. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.675 or $67,520 and recorded a stock-based consulting expense of $67,520 for the three months ended March 31, 2007. The fair value of such warrants has been recorded as derivative liabilities.

On March 19, 2007, in connection with a 12-month retailer marketing agreement entered into on February 2, 2007, the Company granted a three-year warrant to purchase 2,000,000 shares of common stock to an electronic retailing group in Europe at an exercise price of $1.25 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $1.00 or $2,004,600. In connection with the issuance of these warrants, for the three months ended March 31, 2007, the Company recorded marketing expense of $313,047 and prepaid marketing expense of $1,691,553 which will be amortized over the remaining period. The fair value of such warrants has been recorded as derivative liabilities.

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

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company granted 1,587,500 options during the three-month period ended March 31, 2007, to purchase common stock to employees for services performed. The exercise prices of such options ranged from $0.51 to $0.92 during the three-month period ended March 31, 2007.

For the three months ended March 31, 2007 and 2006, total stock-based compensation charged to operations for option-based arrangements amounted to $581,671 and $643,597, respectively. At March 31, 2007, there was approximately $1,936,000 or total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

                                                     March 31,
                                               ----------------------
                                                2007         2006
                                               -------    -----------
         Expected volatility ............        232%       0%-221%
         Expected term ..................      5 Years      5 years
         Risk-free interest rate ........       4.54%     2.78%-4.37%
         Expected dividend yield ........         0%           0%

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

The Company is a party to litigation in Riverside County Superior Court, Case No. INC 057586, which was filed on March 22, 2006 by a former employee who alleges that she suffered harassment and infliction of emotional distress during her brief employment from July to October 2005, and that the Company breached a purported employment contract with her upon her resignation. The Company denies the former at-will employee's claims. On November 15, 2006, the Court entered an order sustaining in part and overruling in part our demurrer to that complaint, and an amended complaint was filed December 8, 2006, against which we filed a second demurrer. No trial date has been set.

The Company has recorded a corresponding liability related to these matters in the accompanying financial statements.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 8 - SUBSEQUENT EVENTS

The Company generated proceeds of approximately $1,018,000 pursuant to the exercise of 1,697,497 warrants during April 2007.

In April 2007, in connection with the exercise of stock options, the Company issued 33,968 shares of common stock to employees for net proceeds of approximately $14,000.

During April 2007, the Company issued 413,329 shares pursuant to a private placement which generated net proceeds of approximately $310,000. In connection with this private placement, the Company issued 206,665 warrants exercisable at a price of $1.25 per share. The warrants expire in April 2012.

On April 5, 2007, the Company granted 200,000 five-year stock options to purchase common stock for services performed at an exercise price of $.93 per share. The Company valued these options utilizing the Black-Scholes options pricing model at approximately $0.906 or $181,200. In connection with these options, the Company recorded professional fees of $181,200 for professional services performed.

The Company issued 14,849 shares in April 2007 in connection with the payment of accrued interest of approximately $15,000 as of March 31, 2007.

In April, 2007, the Company issued 984,375 shares of common stock to satisfy 2 note holders of a 12.5% convertible promissory notes amounting to $315,000.

On May 3, 2007, the Company entered into a Software License and Distribution Agreement with Gateway Companies, Inc. under which it granted Gateway a non-exclusive, world-wide license to our Spare Backup fully-automated remote backup consumer solution ("Spare Backup Service"), including the right to reproduce, publish, prepare derivative works and sell the product, as well as the right to use our trade name, trademarks and other identifying logos. Under the terms of the agreement, the Company is responsible for delivery of the our Spare Backup Service to Gateway's end users as well as providing for training, at the Company's expense, to Gateway's sales, customer support and technical support personnel. The agreement may be terminated by either party upon 30 days notice in the event of a breach of any of the material provisions, without cause upon 90 days prior notice, or in the event of the bankruptcy or insolvency of either party.

During May 2007, the Company issued 333,330 shares pursuant to a private placement which generated net proceeds of approximately $250,000. In connection with this private placement, the Company issued 166,665 warrants exercisable at a price of $1.25 per share. The warrants expire in May 2012.

Between April and May 2007, in connection with the exercise of stock options, the Company issued 355,710 shares of common stock to a consultant for net proceeds of approximately $213,000.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 8 - SUBSEQUENT EVENTS (CONTINUED)

Between April 1, 2007 and May 9, 2007, the Company granted 1,250,000 five-year stock options to directors and officers of the Company and 500,000 five-year stock options to purchase common stock to employees for services performed. The exercise prices of such options ranged from $0.52 to $0.97. The Company recorded stock based compensation of $1,310,389 at the date of each respective grant using the Black-Scholes options-pricing model.

In May 2007, the Company issued 47,189 shares in connection with the cashless exercise of 82,143 stock warrants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Our flagship product is Spare Backup, a fully-automated remote backup solution designed and developed especially for the small office or home environment which automatically and efficiently backs up all data on selected laptop or desktop computers. As a result, we believe small companies can ensure file safety in PCs and laptops for backup and retrieval. We launched our Spare Back-up service and software product version 1.0 in March 2005 and are currently offering version 3.1 of the product. Our Spare Switch software which enables users to complete the transfer of personal files from one personal computer (PC) to another via a high speed Internet connection. We focus on owners and executives of businesses that use technology to support their businesses, but do not have an IT (information technology) department, as well as consumers who desire to secure the redundancy of available files and documents vital to the continuity of their operations, business, or personal information. Our concept is to develop a suite of complementary products and our products and services are designed for use by non-technical users. Our software has unique characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

         We believe fiscal 2006 was a significant year in the life of our company during which we achieved certain milestones in the development of our business that were crucial to our ability to increase our revenues in future periods. These milestones included a change in our distribution model and successfully entering into partner relationships with several leading national and international companies, as well as raising approximately $7.7 million in additional capital, unwinding an earlier transaction which resulted in a reduction in the number of our outstanding common shares and reducing our debt by approximately $775,000. During the first quarter of fiscal 2007 and into the second quarter of fiscal 2007 we have continued to implement distribution model and broaden our partnership relationships, including:

         o We entered into a Software License and Distribution Agreement with Gateway Companies, Inc. in May 2007 under which we granted Gateway a non-exclusive, world-wide license to our Spare Backup service. Under a one year program, Gateway will preinstall our Spare Backup service on hardware it sells to consumers, as it determines, on a royalty-free basis. Gateway end users will receive 1GB free online storage when they register with us via the pre-installed software and we will notify the end user when the total data stored reaches 900MB. At that time, the Gateway end user will be provided the option to purchase a standard subscription for our Spare Backup Service for up to 50GM of storage, on either a month to month or annual basis, with additional subscription plans available for larger storage needs, as well as the option to opt-out of the program. Gateway will receive a percentage of each subscription sold ranging from 20% to 40% depending upon the type of subscription. Under the terms of the agreement, we also agreed to pay Gateway certain amounts and provide training, at our expense, to Gateway's sales, customer support and technical support personnel. We anticipate that Gateway will roll out this program during the fourth quarter of fiscal 2007.

         It is our goal to add additional OEMs as partners during the balance of fiscal 2007,

         o DSG International officially launched its exclusive data backup program along with our company. The initial launch had been narrowly focused in certain markets through email and direct mail to a select group of DSG customers as both companies tested certain marketing campaigns. Customer acceptance of the limited offerings has initially exceeded expectations and as a result the program is being rapidly expanded during the balance of 2007 and into 2007 through DSG's 1,450 retail and online stores. DSG has a customer network exceeding 20,000,000 in 27 countries. We believe that the initial success of our partner agreement with DSG reflects better adoption rates as a result of the "opt out" model introduced in the later part of fiscal 2006. We are currently in discussion with several additional OEM's with a goal of broadening our OEM partner base during the third quarter of fiscal 2007,

         o We purchased approximately $1,600,000 of servers and other computer equipment for our New Jersey data center which increases our data center capacity to handle the anticipated increases in our subscriber base. This co-located center will handle all European traffic from the DSG and Hewlett-Packard agreements,

         During fiscal 2006 we also gained valuable experience in our ability to do business with large national and international companies. We believe that one of the greatest obstacles in doing business with the larger companies is the organizational structure and processes inside the corporation. From the perspective of a small, agile company these larger companies sometimes do not work as fast we might like and our experience has been that these companies typically do not meet deadlines. For example, under our agreement with CA, Inc. the product launch was set for February 15, 2007 and we were ready in advance of that date. However, as a result of internal difficulties with certain of their resources CA, Inc. pushed back the launch date to a date which has yet to be fixed. In addition, we continue to provide training under the Hewlett-Packard agreements which have delayed the launch of those programs. The knowledge we have gained through our experiences will enable us to better forecast launch dates and unanticipated delays in our dealing with these large companies, and we continue to become better adept at dealing with the confines of larger companies.

         Our goals for fiscal 2007 included:

         o improving our agility in expanding our network infrastructure to accommodate our anticipated growth,

         o enhancing features and functionalities of our product offerings as well as providing translated versions of our existing and enhanced product offerings to expand our customer base,

         o expanding our customer service capabilities to accommodate the our anticipated growth in the United States and in Europe,

         o increasing our resources in marketing programs to expand our distribution channels to other major original equipment manufacturers and resellers and distributors, and

         o securing additional financing to accommodate our anticipated growth of operations.

         To accomplish these goals we will need to:

         o manufacture CD and collateral materials for in store use as well as free product giveaways together with extensive training of sales people;

         o continue to update our software through the addition of new features. During fiscal 2006 we completed several updates of our code which allows it to mature and reduces the number of errors inherent in software code. In January 2007 we introduced version 3.0 of our Spare Backup software which offers a continuous backup feature and in the second or third quarter of fiscal 2007 we anticipate that we will introduce version 4.0. This latest version will have a new user interface with a new "look and feel," be more user friendly, include built-in antivirus or Internet security features together with additional value-added services. We currently project that during the second or third quarter of fiscal 2007 we will release our new small-to-medium sized business product for between two to 25 users which we believe will accelerate our entry into the small business segment of our target market. We anticipate that we will need to invest approximately $1,000,000 in the development of new software, updating of our existing software and a new user interface in fiscal 2007 to stay current with market demands. During the first quarter of fiscal 2007 we spent approximately $548,000 on research and development related to these product enhancements;

         o complete the conversion of our customer services to a 24/7/365 basis which is scheduled for the end of the first quarter of fiscal 2007. We anticipate that our overseas sales will warrant this increased availability and we are seeking to include staff who are fluent in a number of additional languages such as French, German and Spanish. If we are unable to hire a sufficient number of appropriately qualified individuals in our customer service center we may consider outsourcing our tier 1 customer service; and

         o hire additional technical and mid-management staff. Our sales resources are presently on-staff and the program management is on retainer. As our revenues increase we expect to increase our headcount in areas of program management, marketing, development and customer service. Our approach is to outsource as many of these functions as possible to suppliers who are experts in the various disciplines, while only hiring senior staff for the purpose of interaction with suppliers. We believe this strategy will allow us to keep expenses flat while growing our revenue base. Our offices are in a geographic location which is tech heavy and we face competition in hiring qualified employees and consultants. If we are able to hire the personnel we presently deem necessary, our selling, general and administrative expenses will increase although we are presently unable to quantify the amount of projected increase.

         Our ability to meet our goals in fiscal 2007 is dependent on our ability to continue to raise sufficient additional capital, as well as our ability to successfully conclude the trial programs with Hewlett-Packard as well as additional computer OEMs and other partner relationships. We anticipate that our cash needs for fiscal 2007 are approximately $3 million to $8 million, which includes approximately $1 million for general working capital. To date, during fiscal 2007 we have raised approximately $3.8 million through the sale of securities and the exercise of warrants. There are, of course, no assurances that we will be able to raise the additional capital necessary to continue to implement our business model. If this capital is not available to us during fiscal 2007, we may be forced to curtail some of our growth plans and operations.

GOING CONCERN

         We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $66.6 million, since inception through March 31, 2007. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2006 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in our Form 10KSB for the year ended December 31, 2006. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment," under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

         In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("FAS 159"). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. FAS 159 is effective as of the beginning of an entity's fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2007 and 2006

                                                         (Unaudited)
                                                     For the three-month           Increase/        Increase/
                                                    period ended March 31,        (Decrease)       (Decrease)
                                                     2007            2006       $ 2007 vs 2006   % 2007 vs 2006
                                                 ------------    ------------   --------------   --------------
Revenues .....................................   $     20,942    $     16,821   $        4,121          24%

Operating expenses:
  Research and development ...................        548,243         250,818          297,425         119%
  Sales, general and administrative ..........      2,810,774       3,594,814         (784,040)        -22%
                                                 ------------    ------------   --------------   --------------

     Total operating expenses ................      3,359,017       3,845,632         (486,615)        -13%

     Operating loss ..........................     (3,338,075)     (3,828,811)        (490,736)        -13%
                                                 ------------    ------------   --------------   --------------

Change in fair value of derivative liabilities    (13,966,577)       (574,558)     (13,392,019)         NM
Derivative liability expense .................       (334,030)       (588,900)        (254,870)         NM
Interest expense .............................     (1,415,485)       (242,857)       1,172,628         483%
                                                 ------------    ------------   --------------   --------------
  Total other expenses .......................    (15,716,092)     (1,406,315)      14,309,777        1018%

Net loss .....................................   $(19,054,167)   $ (5,235,126)  $   13,819,041         264%
                                                 ============    ============   ==============   ==============

NM: Not meaningful

REVENUES

         The modest increase in revenues of approximately $4,100 for the three months ended March 31, 2007 as compared to the same period in 2006 reflects our continuing efforts to market our Spare Back-Up product offerings and the adoption of those products by an increasing number of trial users who convert to subscriptions. While we have begun establishing our distribution channels and anticipate that our revenues for the remainder of fiscal 2007 will exceed those for fiscal 2006, we are unable to predict with any certainty our revenues in future periods.

OPERATING EXPENSES

         Our total operating expenses for the three months ended March 31, 2007, decreased $486,615, or approximately 13%, from the same period in 2006. Our operating expenses included expenses related to research and development and selling, general and administrative expenses.

Research and development

         Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants. We spent $548,243 on research and development expenses for the three months ended March 31, 2007 as compared to $250,818 for the three months ended March 31, 2006. Research and development expenses represented approximately 16% of our total operating expenses for the three months ended March 31, 2007 as compared to approximately 7% for same period in 2006. The increase in our research and development expenses for the three months ended March 31, 2007 when compared to the comparable period in 2006 is primarily due to reallocation of additional internal resources to develop additional features and enhancements for our Spare Back-Up product and new products such as Workgroup. We anticipate that we will continue to incur research and development expenses in future periods as a result of the addition of new features and the launch of new versions of our products, however we are not able at this time to quantify the amount of such expenditures.

Sales, General, and Administrative Expenses

         For the three months ended March 31, 2007, our selling, general and administrative expenses were $2,810,774 as compared to $3,594,814 for the same period in 2006, a decrease of $784,040, or approximately 22%. Sales, general and administrative expenses represented approximately 84% and approximately 93% of our total operating expenses for the three months ended March 31, 2007 and 2006, respectively. The increase in the fiscal 2007 period is primarily attributable to increases associated with rent and leasehold improvements for our new principal executive offices, increased salaries and employee costs associated with additional employees and annual salary increases for our CEO and other existing employees , marketing and travel expenses related to the expansion of our partner agreements, including non-cash expenses associated with the granting of the warrant to DSGI, PLC as described later in this report and costs associated with the sale of our 8% convertible promissory notes during the period. We anticipate that our general and administrative expenses will continue to increase in the fiscal 2007 periods when compared to the fiscal 2006 periods as we continue to expand our partner base and our operations. We are unable at this time, however, to quantify the amount of such increases.

TOTAL OTHER EXPENSES

         Our total other expenses, net for the three months ended March 31, 2007 increased $14,309,777, or approximately 1018%, from the same period in 2006. This increase included the following:

Change in Fair Value of Derivative Liabilities and Derivative Liabilities expense

         Change in fair value of derivative liabilities and derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 00-19 to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase of approximately $14 million and approximately $575,000 for the three months ended March 31, 2007 and 2006, respectively, has been recognized as other expense in those periods. In addition, during the first quarter of fiscal 2007 we reclassified $8,310,428 of derivative liabilities to paid in capital related to the conversion of the 8% convertible promissory notes into common stock, the exercise of various warrants during the period, and exercise of the Robinson Reed put option as described elsewhere herein.

         So long as the 12.5% convertible subordinated promissory debentures remain outstanding we will recognize other income or expense in future periods based upon the fluctuation of the market price of our common stock. This non-cash income or expense has materially impacted our results of operations in prior periods and is reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

Interest Expense

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The increase in interest expense during the three months ended March 31, 2007 when compared to the three months ended March 31, 2006 is primarily attributable to the amortization of the debt discount amounting to $1.4 million associated with the 8% convertible promissory notes which were sold during the three months ended March 31, 2007. These notes were subsequently converted into equity during March 2007 pursuant to their terms.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between March 31, 2007 (unaudited) and December 31, 2006:

                                                      MARCH 31, 2007   DECEMBER 31,    $ CHANGE      % CHANGE
                                                        (UNAUDITED)        2006       2007 V 2006      (+/-)
                                                      --------------   ------------   -----------    --------
Working capital (deficit) ...........................  (21,039,429)    (11,852,100)    9,187,329         NM
Cash ................................................      542,133         146,820       395,313       +269%
Restricted cash .....................................      299,990         872,820      (572,830)     -65.7%
Prepaid marketing expenses ..........................    1,691,553               0     1,691,553       +100%
Prepaid expenses and other current assets ...........       73,157          75,380        (2,223)        NM
Total current assets ................................    2,606,833       1,019,138     1,587,695       +156%
Property and equipment, net of depreciation .........    2,069,904         488,818     1,581,086       +323%
Total assets ........................................    4,676,737       1,573,336     3,103,401       +197%

Accounts payable and accrued expenses ...............    2,476,022         853,176     1,622,846       +190%
8% convertible promissory notes, net of debt discount            0         293,509      (293,509)      -100%
12.5% convertible note, net of debt discount ........      360,899         295,201        65,698      +22.2%
Accrued interest on convertible promissory notes ....       14,787          22,097        (7,310)     -33.1%
Derivative liabilities ..............................   20,779,554      11,392,255     9,387,299      +82.4%
Total current liabilities ...........................   23,646,262      12,871,238    10,775,024      +83.7%
Total liabilities ...................................   23,646,262      12,877,664    10,768,598      +83.6%

NM = not meaningful

         We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2006 contains an explanatory paragraph regarding our ability to continue as going concern. At March 31, 2007, we had cash on hand of approximately $542,000, exclusive of restricted cash in escrow under the terms of our agreement with Circuit City.

         At March 31, 2007, we had a working capital deficiency of $21,039,429. A significant component of this working capital deficiency is a derivative liability of $20,779,554 which we have recognized in connection with the grant or the issuance of various embedded conversion features, liquidated damages, and freestanding warrants. As discussed earlier in this section, we anticipate that we will recognize changes in these liabilities in future periods based upon the fluctuation of the market price of our common stock. This non-cash liability materially impacts our balance sheet at March 31, 2007. Based upon the value associated with the liability at future measurement dates, the amount of the liability could significantly increase or decrease in future periods, however, we are unable to quantify the amount of the liabilities associated with these derivatives in those future periods.

         During the three months ended March 31, 2007, our cash increased $395,815. This increase consisted of $2,062,587 in cash provided by financing activities which was offset by $18,753 of cash used in operating activities, which is net of a reduction of $500,000 in restricted cash held in escrow under the terms of our Circuit City agreement which was released back to us as described later in this report, and $1,685,525 of cash used in investing activities.

         Net cash used in operating activities for the three months ended March 31, 2007 decreased $1,443,161 from the same period in 2006. Included in this change is an increase in our net loss for the period to $19,054,167, as compared to a net loss of $5,235,126 for the three months ended March 31, 2006, and is primarily attributable to the effect of increased expenses for the three months ended March 31, 2007 related to non-cash transactions including the losses associated with derivative liabilities, amortization of debt discounts, deferred compensation, depreciation and the value of stock options issued as compensation. In addition, during the three months ended March 31, 2007, changes in operating assets and liabilities primarily included a decrease in restricted cash of $572,830 as described below, together with a decrease in other current assets of $2,223 which was offset by increases in accounts payable and accrued expenses of $1,622,846 related to our purchase of equipment as described below.

         Under the terms of an agreement with Circuit City, in fiscal 2006 we deposited $1,000,000 in an escrow account to secure the obligations associated with compensation to Circuit City under this agreement. Circuit City will be entitled to earn a maximum fee of $20 for each customer which includes the amount of the 60 day trial paid directly to Circuit City either from a customer for an in-store purchase or collected by us for purchases made through the co-branded website and an amount for every Circuit City customer who purchases as Spare Backup service after the initial 60 day trial period. These amounts will be disbursed to Circuit City from the escrowed funds until the funds are depleted; thereafter, we are required to pay Circuit City within 15 days of the end of the month in which the fee was earned. Through December 31, 2006 approximately $127,000 was disbursed to Circuit City under the terms of the agreement. In February 2007 we amended the terms of the escrow to reduce the amount covered by the account. Pursuant to the amendment, during the first quarter of fiscal 2007, an additional $72,680 of the escrowed funds were disbursed to Circuit City as marketing expenses and $500,000 of the escrowed funds were returned to us. We used those monies for general working capital. The remaining escrowed funds will be disbursed to Circuit City as earned. At March 31, 2007 $299,990 remained on deposit in the escrow account.

         During the first quarter of fiscal 2007 we purchased approximately $1,600,000 of servers and other computer equipment for the co-location of a data center in New Jersey which will handle all European traffic. This purchase served to increase both our assets and accounts payable. We are satisfying these increased payable from our working capital.

         Net cash used in investing activities was $1,685,525 for the three months ended March 31, 2007 as compared to net cash used in investing activities of $11,713 for the comparable period in 2006. This change is attributable to the purchase of servers and other computer equipment for the New Jersey data center as described above. We did not have any comparable purchases during the first quarter of fiscal 2006.

         Net cash provided by financing activities decreased by $259,627 for the three months ended March 31, 2007 as compared to the same period in 2006. During the three months ended March 31, 2007, we received proceeds of $1,999,067 from the exercise of stock warrants and options and $1,325,000 of proceeds from issuance of convertible promissory notes which offset by the $1,250,000 repurchase of shares of our common stock associated with the exercise of a put right by Robinson Reed as described later in this report and $11,480 principal repayments on the 12.5% convertible subordinated promissory debentures and 8% convertible promissory notes. During the three months ended March 31, 2006, we received $2,350,000 from the issuance of our common stock which was offset by the payment of financing costs and principal repayments of lease obligations in the aggregate amount of $27,793.

         At March 31, 2007 we had approximately $365,000 outstanding under our 12.5% convertible subordinated promissory debentures which are due between March 2007 and June 2007. These debentures are convertible into shares of our common stock at a conversion price of $0.32 per share and the shares issuable upon such conversion are included in an effective registration statement. Subsequent to March 31, 2007, the holders of $315,000 principal amount 12.5% convertible subordinated promissory debentures converted this amount together with accrued but unpaid interest into 984,375 shares of our common stock. Based on informal conversations with the remaining debenture holders, we believe the balance of these debentures will be converted by the holders during the first half of 2007. We intend to satisfy any debentures which are not otherwise converted.

         We have generated minimal revenues since inception and our current operations are not an adequate source of cash to fund future operations absent a significant increase in our revenues during the remainder of fiscal 2007. In addition, we have various commitments which increase our working capital needs during the balance of fiscal 2007, including $365,000 due under the remaining 12.5% secured convertible promissory debentures. While we anticipate that the debenture holders will convert these obligations into equity during the second quarter, if they are not converted we will be required to satisfy the obligations in cash. In addition, under the terms of our one year agreement with Gateway we agreed to pay Gateway a substantial amount in support of their engineering support. These commitments, as well as increases in our operating expenses as we continue to expand our customer base, will increase our cash needs during the balance of fiscal 2007.

         Unless there are further postponements by the Securities and Exchange Commission of the enactment of Section 404 of the Sarbanes-Oxley Act of 2002 as it relates to small business issuers such as our company, in connection with our annual report for our fiscal year ending December 31, 2007 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls as we do not have the expertise to conduct the necessary evaluation. While we have yet to engage such a consulting firm, we expect to incur consulting fees in developing the necessary documentation and testing procedures required. We are unable at this time to predict the amount of these fees.

         Historically we have relied on private placement issuances of equity and debt financing instruments. The amount our future capital requirements depend primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. We do not have any external sources for working capital and we do not have any commitments by any third party to provide capital to us as needed. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

RECENT CAPITAL RAISING TRANSACTIONS

         Between March 2007 and May 2007 we have raised approximately $4,723,000 from the issuance of our securities in capital raising transactions, including:

         o In June 2006 we sold an aggregate of $1,500,000 principal amount 8% convertible promissory notes. These notes were automatically convertible into units of common stock and two year common stock purchase warrants with an exercise price of $0.40 per share at such time as we received gross proceeds of at least $1,000,000. The notes automatically converted in July 2006 and we issued warrants to purchase 1,741,476 shares. These warrants were callable by us under certain circumstances. In addition, between July 2006 and November 2006 we sold an aggregate of 2,060,245 units of our securities consisting of common stock and common stock purchase warrants to purchase 4,120,490 shares of common stock exercisable price of $0.60 per share. These warrants were also callable by us under certain circumstances. During the three months ended March 31, 2007 we issued a call on both series of warrants. In connection therewith, during the call period between February 2007 and April 2007 the holders exercised warrants to purchase an aggregate of 5,750,134 shares of our common stock resulting in proceeds to us of approximately $2.9 million, net of cash commissions of approximately $217,000 to Brookstreet Securities Corporation who served as placement agent in these offerings. We also issued Brookstreet Securities Corporation and its designees five year common stock purchase warrants to purchase an aggregate of 402,381 shares of our common stock at an exercise price of $0.45 per share which were identical to the original placement agents issued to that firm. The shares of our common stock issued upon the exercise of the warrants are covered by an effective registration statement. All warrants that were not exercised by the end of the call period expired.

         o Between January 2007 and February 2007 we received gross proceeds of $1,325,000 from the sale of units of our securities consisting of 8% convertible promissory notes and common stock purchase warrants. We paid Skyebanc, Inc., a NASD member firm of which one of our directors is an officer, a fee of $25,000 in connection with this offering. These notes were subsequently converted into 2,789,473 shares of our common stock.

         o Between April 2007 and May 2007 we received net proceeds of $539,000 from the sale of units of our securities consisting of common stock and common stock purchase warrants, net of a finder's fee of $21,000.

         We are using these net proceeds for general working capital.

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

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

         There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously disclosed, in March 2007, we filed an action in Riverside Superior Court, Case No. INC 065722, against our landlord, Greenwood Property Management, for breach of our lease for the premises at 72575 Waring Drive, Palm Desert, California. Our complaint alleges the landlord failed to deliver the premises in compliance with all applicable building and safety codes, regulations and ordinances, which caused us damages exceeding $213,000.00 in repair costs. In May 2007 Greenwood Property Management filed an Answer and Cross-Complaint against CB Richard Ellis claiming that the management company has breached its fiduciary duties to Greenwood Property Management and is seeking contribution and indemnity from CB Richard Ellis. No trial date has been set.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Between January 2007 and February 2007 we received gross proceeds of $1,325,000 from the sale of units of our securities consisting of 8% convertible promissory notes and common stock purchase warrants to seven accredited investors in a private placement exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on an exemption provided by
Section 4(2) of that act and Rule 506 of Regulation D. We paid Skyebanc, Inc., an NASD member firm of which one of our directors is an officer, a fee of $25,000 in connection with this offering. We issued the investors warrants to purchase an aggregate of 1,394,721 shares of our common stock and we issued one of the investors a warrant to purchase 100,000 shares of our common stock which was identical to the warrants issued in the offering as a finder's fee. We are using the net proceeds for general working capital. These notes, which were convertible into shares of our common stock at a conversion price of $0.475 per share, were subsequently converted into 2,789,473 shares.

         The warrants included in the units as well as the warrant issued to the finder are exercisable for a period of five years at an exercise price of $0.475 per share. The exercise price of the warrants and the number of shares issuable upon exercise is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions. We have the right to call the warrants at any time that our common stock trades above $1.25 per share for 10 consecutive business days. We granted the investors piggyback registration rights covering the shares of common stock issued upon the conversion of the notes.

         In January 2007 we issued 24,194 shares of common stock valued at $15,000 to an individual consultant in connection with leasehold improvements. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The recipient was an accredited investor.

         In February 2007 we issued 50,000 shares of common stock valued at $49,000 to a consultant as compensation for marketing services under the terms of a three month consulting agreement. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The recipient was an accredited investor.

         In March 2007 we issued DSGI, PLC a three-year common stock purchase warrant to purchase 2,000,000 shares of our common stock at an exercise price of $1.25 per share. Previously, in February 2007 we had entered into an exclusive agreement with DSG Retail Limited, its subsidiary, under which we will provide our Spare Backup PC backup services for DSG Retail Limited's customers in approximately 27 countries in Europe. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act and the receipient was an accredited investor. The exercise price of the warrants and the number of shares issuable upon exercise is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions and we granted the holder piggyback registration rights covering the shares underlying the warrant. The warrant is callable by us on the first day after the 10 trading days when the average price of our common stock exceeds $2.50 per share. We valued these warrants utilizing the Black-Scholes options pricing model at approximately $1.00 or $2,004,600. In connection with the issuance of these warrants, for the three months ended March 31, 2007, we recorded marketing expense of $313,047 and prepaid marketing expense of $1,691,553 which will be amortized over the remaining period.

         Between April 2007 and May 2007 we sold 746,659 shares of our common stock and issued warrants to purchase an additional 373,330 shares to six accredited investors in a private offering exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act and Rule 506 of Regulation D. We received proceeds of $560,000 from this offering. We paid a finder a cash fee of $21,000 and issued them warrants to purchase 28,000 shares of our common stock which were identical to the warrants issued the investors in the offering. We are using these net proceeds as general working capital.

         The warrants included in the units are exercisable for a period of five years at an exercise price of $1.25 per share. The exercise price of the warrants and the number of shares issuable upon exercise is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions. We have the right to call the warrants at any time that our common stock trades above $1.25 per share for five consecutive business days. We granted the investors piggyback registration rights covering the shares of common stock issued in the units.

         In each of the foregoing issuances, the recipient represented that he/she/it was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with any transaction, and the certificate evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. Unless specifically set forth above, no underwriter participated in the transaction and no commissions or other fees were paid in connection therewith.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         As described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006, in connection with the sales of shares of our common stock to Robinson Reed, Inc. in fiscal 2004 we granted Robinson Reed, Inc. a put option covering an aggregate of 2,000,000 shares of our common stock at put price of $1.25 per share. These securities were covered by an effective registration statement and Robinson Reed, Inc. had sold 382,772 of those shares. During the first quarter of fiscal 2007 we received notifications from Robinson Reed, Inc. indicating its intent to exercise its put right option for the remaining 1,617,228 shares. Under the terms of an agreement entered into on May 8, 2007, to satisfy our obligations under the put option rights, we have agreed that Robinson Reed, Inc. will return 331,336 shares to us in exchange for $1,250,000 which we have already tendered to it, in full satisfaction of all put option rights and thereafter Robinson Reed, Inc. will be entitled to retain the remaining 1,285,892 shares of our common stock. We have agreed that these shares will remain available for public resale under an effective registration statement and Robinson Reed, Inc. will pay us $7,500 to cover our costs with respect to the matters covered by the agreement. The 331,336 shares to be returned to us will be cancelled and returned to the status of authorized but unissued shares of common stock. Our financial statements contained elsewhere in this report give effect to this transaction as if the transaction had been consummated during the three months ended March 31, 2007.

ITEM 6.  EXHIBITS

10.22 Agreement Regarding Put Option dated as of May 8, 2007 by and among Spare Backup, Inc., Robinson Reed, Inc. and First Capital Holdings International, Inc.

10.23    Software License and Distribution Agreement with Gateway Companies,
         Inc. (1)

31.1     Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer

32.1     Section 1350 certification

(1) Portions of this agreement have been omitted and marked with a [_] and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

                                    SIGNATURE

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized


                     SPARE BACK UP, INC.


By:                   /s/ Cery B. Perle                      May 21, 2007
    ----------------------------------------------------     ------------
                        Cery B. Perle                            Date
       President, Chief Executive Officer & Director
    (Principal executive officer and principal financial
                    and accounting officer)