Form 10QSB
period 2007-06-30
SPARE BACKUP, INC.
filed 2007-08-20
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 73,174,044 shares of common stock issued and outstanding at August 7, 2007.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

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

                           OTHER PERTINENT INFORMATION

         When used in this report, the terms "Spare Backup," " we," "our," and "us" refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiaries. The information which appears on our websites is not part of this report.

                                      INDEX
                                                                        Page No.
                                                                        --------
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet at June 30, 2007 (unaudited)....................... 3

Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and 2006 (unaudited) .......................... 4

Consolidated Statements of Cash Flows for the six months ended
June 30, 2007 and 2006 (unaudited) ........................................... 5

Notes to Unaudited Consolidated Financial Statements ......................... 6

Item 2.  Management's Discussion and Analysis or Plan of Operation ...........20

Item 3.  Controls and Procedures .............................................29

Part II - OTHER INFORMATION ..................................................30

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SPARE BACKUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash ........................................................    $    643,411
  Restricted cash .............................................         299,990
  Prepaid marketing expense ...................................       1,191,776
  Prepaid expenses ............................................          50,000
  Other current assets ........................................          58,157
                                                                   ------------
     Total current assets .....................................       2,243,334

  Property and equipment, net of accumulated depreciation
    of $502,085 ...............................................       1,945,174
                                                                   ------------

     Total assets .............................................    $  4,188,508
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .......................    $  2,515,231
  Accrued interest on convertible promissory notes ............           2,703
  Due to stockholder ..........................................          15,000
                                                                   ------------

     Total liabilities ........................................       2,532,934


Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares
    authorized, none issued and outstanding ...................               -
  Common stock; $.001 par value, 150,000,000 shares
    authorized, 63,680,681 issued and outstanding .............          71,037
  Additional paid-in capital ..................................      65,270,928
  Subscription receivable .....................................               -
  Accumulated deficit .........................................     (63,686,391)
  Deferred compensation .......................................               -
                                                                   ------------

     Total stockholders' deficit ..............................       1,655,574
                                                                   ------------

     Total liabilities and stockholders' deficit ..............    $  4,188,508
                                                                   ============

            See Notes to Unaudited Consolidated Financial Statements.

                                              SPARE BACKUP, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  For the three months ended       For the six months ended
                                                           June 30,                        June 30,
                                                     2007            2006            2007            2006
                                                 ------------    ------------    ------------    ------------
                                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues .....................................   $     16,429    $     16,824    $     37,371    $     33,645

Operating expenses:
  Research and development ...................        399,492         182,300         947,735         433,118
  Sales, general and administrative ..........      5,374,081       2,142,539       8,184,855       5,737,353
                                                 ------------    ------------    ------------    ------------

     Total operating expenses ................      5,773,573       2,324,839       9,132,590       6,170,471
                                                 ------------    ------------    ------------    ------------

     Operating loss ..........................     (5,757,144)     (2,308,015)     (9,095,219)     (6,136,826)
                                                 ------------    ------------    ------------    ------------

Other income (expense):
Change in fair value of derivative liabilities      8,691,510         648,521      (5,275,067)         73,963
Derivative liability expense .................              -               -        (334,030)       (588,900)
Transfer- unrealized gain- investment held for
  sale to trading security ...................              -          62,911               -         112,509
Interest income ..............................              3               -               3               -
Realized loss- trading securities ............              -         (62,026)              -        (111,624)
 Interest expense ............................         (6,804)       (235,852)     (1,422,289)       (478,709)
                                                 ------------    ------------    ------------    ------------
  Total other expenses .......................      8,684,709         413,554      (7,031,383)       (992,761)

                                                 ------------    ------------    ------------    ------------

Net Income (loss) ............................   $  2,927,565    $ (1,894,461)   $(16,126,602)   $ (7,129,587)
                                                 ============    ============    ============    ============

Transfer- unrealized gain- investment held for
  sale to trading security ...................              -               -               -        (112,509)
                                                 ------------    ------------    ------------    ------------

Comprehensive Income (loss) ..................   $  2,927,565    $ (1,894,461)   $(16,126,602)   $ (7,242,096)
                                                 ============    ============    ============    ============

Basic net income (loss) per common share .....   $       0.05    $      (0.04)   $      (0.26)   $      (0.17)
                                                 ============    ============    ============    ============

Diluted net income (loss) per share ..........   $       0.05    $      (0.04)   $      (0.26)   $      (0.17)
                                                 ============    ============    ============    ============

Basic weighted average common
shares outstanding ...........................     62,066,796      42,413,813      62,878,197      42,413,813
                                                 ============    ============    ============    ============

Diluted weighted average common
shares outstanding ...........................     62,066,796      42,413,813      62,878,197      42,413,813
                                                 ============    ============    ============    ============

                           See Notes to Unaudited Consolidated Financial Statements.

                                                       4

                                              SPARE BACKUP, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   For the six months ended
                                                                                           June 30,
                                                                                     2007            2006
                                                                                 ------------    ------------
                                                                                  (Unaudited)     (Unaudited)
Cash flows from operating activities:
Net loss .....................................................................   $(16,126,602)   $ (7,129,587)
Adjustments to reconcile net loss to net cash used in operating activities:
  Fair value of derivatives at issuance ......................................              -       1,029,000
  Derivative liability expense ...............................................        334,030         588,900
  Change in fair value of derivative liabilities .............................      5,275,067         (73,963)
  Fair value of options issued to employees ..................................      2,320,672       1,587,785
  Amortization of debt discount ..............................................      1,404,799         317,505
  Amortization of deferred compensation ......................................        142,370       1,192,195
  Amortization of prepaid marketing expense ..................................        812,824               -
  Fair value of shares of common stock issued in payment of interest on
   convertible promissory note ...............................................              -          63,858
  Fair value of shares issued in connection with services rendered ...........        217,520               -
  Depreciation ...............................................................        307,151          42,933
  Amortization of deferred financing costs ...................................              -          77,679
Changes in operating assets and liabilities
  Restricted cash ............................................................        572,830               -
  Prepaid expenses and other current assets ..................................        (32,777)              -
  Other assets ...............................................................              -         (50,000)
  Accounts payable and accrued expenses ......................................      1,607,840        (120,975)
  Deferred revenues ..........................................................              -         (12,684)
  Accrued interest on convertible promissory notes ...........................         17,490           5,637
  Other liabilities ..........................................................         (6,426)              -
                                                                                 ------------    ------------

Net cash used in operating activities ........................................     (3,153,212)     (2,481,717)
                                                                                 ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment ........................................     (1,748,507)        (65,653)
                                                                                 ------------    ------------

Net cash used in investing activities ........................................     (1,748,507)        (65,653)
                                                                                 ------------    ------------

Cash flows from financing activities:
  Principal repayments on lease obligations ..................................              -          (6,932)
  Principal repayments on convertible promissory notes .......................        (21,480)        (52,193)
  Repurchase of shares of common stock .......................................     (1,150,000)       (633,602)
  Proceeds from issuance of convertible promissory notes .....................      1,325,000               -
  Proceeds from issuance of bridge notes .....................................              -       1,500,000
  Net proceeds from issuance of shares for cash ..............................      2,020,001       2,450,000
  Net proceeds from exercise of warrants .....................................      2,942,455               7
  Proceeds from exercise of stock options ....................................        282,836               -
  Payments of deferred financing costs .......................................              -        (190,000)
  Payments of financing costs ................................................              -         (25,000)
                                                                                 ------------    ------------

Net cash provided by financing activities ....................................      5,398,812       3,042,280
                                                                                 ------------    ------------

Increase in cash .............................................................        497,093         494,910

Cash, beginning of period ....................................................        146,318         165,938
                                                                                 ------------    ------------

Cash, end of period ..........................................................   $    643,411    $    660,848
                                                                                 ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest .....................................   $          -    $      8,664
                                                                                 ============    ============

  Cash paid during the year for taxes ........................................   $          -    $          -
                                                                                 ============    ============

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and
 corresponding debt discount .................................................   $          -    $  1,500,000
                                                                                 ============    ============

Fair value of warrants issued in connection with the repurchase of
  shares of common stock .....................................................   $          -    $    900,000
                                                                                 ============    ============

Fair value of warrants and embedded conversion features issued in connection with the issuance of common stock and corresponding increase
 in derivative liabilities ...................................................   $  1,599,459    $    300,725
                                                                                 ============    ============

Reclassification of liability contracts to equity ............................   $ 22,147,932    $          -
                                                                                 ============    ============

Conversion of convertible promissory notes in shares of common stock .........   $  1,972,029    $    104,906
                                                                                 ============    ============

Fair value of shares of common stock issued for payment of accrued interest ..   $     36,884    $          -
                                                                                 ============    ============

Fair value of shares of common stock issued for payment of accrued expenses ..   $     36,000    $          -
                                                                                 ============    ============

                           See Notes to Unaudited Consolidated Financial Statements.

                                                       5

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002 and has incurred net losses of approximately $16.1 million during the six months ended June 30, 2007. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

EARNINGS PER SHARE

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 35,062,857 and 30,740,001 at June 30, 2007 and 2006, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at June 30, 2007 and 2006 are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the six months ended June 30:

                                                       2007            2006
                                                       ----            ----
Numerator:
Net (loss) income ..............................   $(16,126,602)   $ (7,129,587)
Adjustments:
Other income, net-derivative liabilities .......             (-)         67,950
                                                   ------------    ------------
Adjusted net loss for diluted earnings per share   $(16,126,602)   $ (7,061,637)
                                                   ============    ============

Denominator:
Denominator for basic earnings per
 share-weighted average shares outstanding .....     62,878,197      42,413,813
Effect of dilutive warrants, embedded conversion
 features and liquidated damages ...............              -               -
Denominator for diluted earnings per
 share-weighted average shares outstanding .....     62,878,197      42,413,813
                                                   ============    ============

Basic loss per share ...........................   $      (0.26)   $      (0.17)
                                                   ============    ============
Diluted loss per share .........................   $      (0.26)   $      (0.17)
                                                   ============    ============

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the six months ended June 30, 2007, the Company had reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2007, and the results of operations and cash flows for the six months ending June 30, 2007 have been included. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2006.

RECLASSIFICATION

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on the reported net loss.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of June 30, 2007.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - CONVERTIBLE PROMISSORY NOTES

Between April and June 2007, the Company issued 1,109,375 shares of common stock to satisfy the remaining balance of the 12.5% convertible promissory notes amounting to approximately $355,000 and paid $20,000 in cash. The balance of the 12.5% convertible promissory notes as of June 30, 2007 is $0.

Between February and March 2007, the Company issued 912,594 shares of common stock to satisfy the 8% convertible promissory notes amounting to approximately $292,000. The balance of the 8% convertible promissory notes as of June 30, 2007 is $0.

The Company issued 66,098 shares of common stock in connection with the payment of interest on the 8% and 12.5% convertible promissory notes during the six months ended June 30, 2007. The fair value of such shares issued during the six months ended June 30, 2007 amounted to approximately $37,000.

During the six months ended June 30, 2007, the Company received $1,325,000 in consideration for the issuance of the bridge promissory notes. The Company also issued a five-year common stock purchase warrants to purchase 1,394,721 shares of the Company's common stock at $0.475 per share. The bridge promissory note of $1,325,000 converted into 2,789,473 shares of the Company's common stock in March 2007. Additionally, during the six months ended June 30, 2007, the Company paid financing fees of $25,000 to the placement agent in connection with the issuance of the Bridge promissory notes which was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 3 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The Company recognized a debt discount of $1,325,000 in connection with the issuance of the 8% Bridge promissory notes and 1,394,721 common stock purchase warrants. The debt discount relates to the recognition of derivative liabilities associated with the 8% Bridge promissory notes.

Amortization of the debt discount amounted to approximately $1.4 million and $318,000 during the six months ended June 30, 2007 and 2006, respectively, and is included in interest expense.

Amortization of the deferred financing costs amounted to approximately $0 and $78,000 during the six months ended June 30, 2007 and 2006, respectively, and is included in interest expense.

Accrued interest on the 12.5% Convertible Promissory Notes amounted to approximately $2,700 as of June 30, 2007.

NOTE 4 - DERIVATIVE LIABILITIES

During March 2004, the Company closed its 8% Convertible Promissory Notes private placement. In connection with the issuance of the 8% Convertible Promissory Notes, the Company granted a subsequent financing conversion reset right which expired on March 1, 2006. Subsequently, the Company issued similar rights to the holders of its 12.5% Convertible promissory notes. The subsequent financing conversion reset is considered an embedded conversion feature pursuant to EITF Issue No. 00-19. Additionally, because there is no explicit number of shares that are to be delivered upon satisfaction of subsequent financing conversion reset feature, the Company is unable to assert that it had sufficient authorized and unissued shares to settle such feature. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and options issued to non-employees pursuant to rendered services as well as those issued in the future, would be classified as liabilities, effective with the granting of the subsequent financing conversion reset feature. During the six months ended June 30, 2007, the Company has satisfied all of the 8% and 12.5% Convertible Promissory Notes and accordingly, has reclassified all of derivative liabilities amounting to $22,147,932 to paid in capital as a result of the repayment and conversion of the 8% and 12.5% Convertible Promissory Notes into common stock. At June 30, 2007, derivative liabilities amounted to $0.

Between January and February 2007, the Company allocated $1,659,030 of the fair value of the derivatives issued in connection with the debt, at their date of issuance, to debt discount. The excess of the fair value of the derivative liabilities over the debt discount has been recognized as derivative liability expense, which amounts to $334,030 during the six months ended June 30, 2007.

During the six months ended June 30, 2007, the Company allocated $217,520 of the fair value of the derivatives issued in connection with services performed by consultants to consulting expenses, $1,599,459 of the fair value of derivatives from the granting of warrants in connection with private placements allocated against paid in capital and $2,004,600 of the fair value of derivatives in connection with the granting of warrants related to a twelve month retail marketing agreement allocated to prepaid marketing expenses (See Note 6 - Stock options and warrants).

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 4 - DERIVATIVE LIABILITIES (CONTINUED)

The variation in fair value of the derivative liabilities between measurement dates amounted to an increase of approximately $5.3 million and a decrease of $74,000 during the six months ended June 30, 2007 and 2006, respectively. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.

NOTE 5 - STOCKHOLDERS' DEFICIT

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The Company issued 66,098 shares of common stock in connection with the payment of interest on the 8% and 12.5% convertible promissory notes during the six months ended June 30, 2007. The fair value of such shares issued during the six months ended June 30, 2007 amounted to approximately $37,000.

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

In January 2007, the Company issued 24,194 shares of common stock to a consultant. The fair value of such shares amounted to approximately $15,000. The nature of the services rendered in connection with the issuance of these shares was for leasehold improvements. The Company has recognized leasehold improvements of $15,000.

On February 28, 2007, the Company issued 50,000 shares of common stock to a consultant for a 60 day consulting agreement. The fair value of such shares amounted to approximately $49,000. The nature of the services rendered in connection with the issuance of these shares was for marketing purposes. The Company has recognized stock based consulting expense of $50,000 during the six months ended June 30, 2007.

In April 2007, the Company issued 51,429 shares of common stock for accrued legal services. The fair value of such shares amounted to approximately $36,000. The Company has allocated the fair value against accrued expenses during the six months ended June 30, 2007.

ISSUANCE OF COMMON STOCK PURSUANT TO EXERCISE OF STOCK WARRANTS AND OPTIONS.

During the six months ended June 30, 2007, in connection with the exercise of stock warrants, the Company issued 5,992,865 shares of common stock for net proceeds of $2,942,455. During the six months ended June 30, 2007, the Company paid commissions to placement agent of approximately $217,000 in cash and granted 402,381 warrants valued at $241,429 (using the blackscholes model) which has been allocated against paid in capital.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 5 - STOCKHOLDERS' DEFICIT (CONTINUED)

During the six months ended June 30, 2007, in connection with the exercise of stock options, the Company issued 603,964 shares of common stock to employees and non employees for net proceeds of $282,836.

Between April and May 2007, in connection with a cashless exercise of stock warrants, the Company issued 73,872 shares of common stock.

ISSUANCE OF COMMON STOCK PURSUANT TO CONVERSION OF CONVERTIBLE PROMISSORY NOTES

Between January and February 2007, the Company received $1,325,000 in consideration for the issuance of the bridge promissory notes. The Company also issued five-year common stock purchase warrants to purchase 1,394,721 shares of the Company's common stock at $0.475 per share. The bridge promissory note of $1,325,000 converted into 2,789,473 shares of the Company's common stock in March 2007.

Between February and March 2007, the Company issued 912,594 shares of common stock to satisfy the 8% convertible promissory notes amounting to approximately $292,000.

Between April and June 2007, the Company issued 1,109,375 shares of common stock to satisfy the 12.5% convertible promissory notes amounting to approximately $355,000.

ISSUANCE OF COMMON STOCK PURSUANT TO PRIVATE PLACEMENTS

During the six months ended June 30, 2007, the Company issued 3,925,006 shares pursuant to private placements which generated net proceeds of approximately $2 million. Additionally, the Company has allocated $1,332,992 of the fair value of warrants granted in connection with these private placements which has been initially recorded as derivative liabilities and allocated against paid in capital. During the six months ended June 30, 2007, in connection with these private placements, the Company paid commissions to its placement agent of approximately $21,000 in cash, granted 40,385 warrants valued at approximately $25,000 and accrued commissions of approximately $90,000 which have been allocated against paid in capital.

REPURCHASE AND CANCELLATION OF COMMON STOCK

In March 2007, the holders of a put have exercised their options to have the Company repurchase 1,617,228 shares of its common stock. The Company paid $1,250,000 (less $100,000 previously paid) to the holders of the put and the holders will retain the remaining 1,285,892 shares. The Company cancelled the remaining 331,336 shares of the put to satisfy its obligations under this arrangement.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 6 - STOCK OPTIONS AND WARRANTS

WARRANTS

Between January and February 2007, the Company received $1,325,000 in consideration for the issuance of the bridge promissory notes. The Company also issued a five-year common stock purchase warrants to purchase 1,394,721 shares of the Company's common stock at $0.475 per share (See Note 3 - Convertible Promissory Notes).

On January 24, 2007, the Company granted a five-year warrant to purchase 100,000 shares of common stock to a consultant at an exercise price of $0.475 per share for marketing strategy and business development services rendered. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.675 or $67,520 and recorded a stock-based consulting expense of $67,520 for the six months ended June 30, 2007. The fair value of such warrants was initially recorded as derivative liabilities.

On March 19, 2007, in connection with a 12-month retailer marketing agreement entered into on February 2, 2007, the Company granted a three-year warrant to purchase 2,000,000 shares of common stock to an electronic retailing group in Europe at an exercise price of $1.25 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $1.00 or $2,004,600. In connection with the issuance of these warrants, for the six months ended June 30, 2007, the Company recorded marketing expense of $812,824 and prepaid marketing expense of $1,191,776 which will be amortized over the remaining period. The fair value of such warrants was initially recorded as derivative liabilities.

During the six months ended June 30, 2007, the Company paid commissions to placement agent for proceeds received from the exercise of certain stock warrants of approximately $217,000 in cash and granted 402,381 warrants valued at $241,429 (using the blackscholes model) which has been allocated against paid in capital. These warrants are exercisable at $.45 per share and expire in May 2012. The fair value of such warrants was initially recorded as derivative liabilities.

During the six months ended June 30, 2007, the Company granted a five-year warrant to purchase 1,962,502 shares of common stock in connection with private placements. The Company has allocated $1,332,992 of the fair value of warrants granted which was initially recorded as derivative liabilities and allocated against paid in capital. These warrants are exercisable at $1.00 per share. Additionally, the Company granted 40,385 warrants as commissions to placement agent valued at approximately $25,000 (using the blackscholes model) which has been allocated against paid in capital. These warrants are exercisable at $1.00 per share. The fair value of such warrants was initially recorded as derivative liabilities.

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

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

During the six months ended June 30, 2007, in connection with the exercise of stock options, the Company issued 603,964 shares of common stock to employees and non employees for net proceeds of $282,836.

On April 5, 2007, the Company granted 200,000 five-year stock options to purchase common stock for services performed at an exercise price of $.93 per share. The Company valued these options utilizing the Black-Scholes options pricing model at approximately $0.75 or $150,000. In connection with these options, the Company recorded professional fees of $150,000 for professional services performed.

During the six months ended June 30, 2007, the Company granted 3,887,500 five-year stock options to purchase common stock to employees at exercise prices ranging from $.44 to $.97 per share. For the six months ended June 30, 2007 and 2006, total stock-based compensation charged to operations for option-based arrangements amounted to $2,320,672 and $1,587,785, respectively. At June 30, 2007, there was approximately $1,687,000 or total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

                                               June 30,
                                      -------------------------
                                          2007          2006
                                      -----------   -----------
         Expected volatility ......     89%-94%       0%-221%
         Expected term ............     5 years       5 years
         Risk-free interest rate ..   4.54%-5.05%   2.78%-4.37%
         Expected dividend yield ..        0%            0%

                               SPARE BACKUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

The Company is a party to litigation in Riverside County Superior Court, Case No. INC 057586, which was filed on March 22, 2006 by a former employee who alleges that she suffered harassment and infliction of emotional distress during her brief employment from July to October 2005, and that the Company breached a purported employment contract with her upon her resignation. The Company denies the former at-will employee's claims. On November 15, 2006, the Court entered an order sustaining in part and overruling in part our demurrer to that complaint, and an amended complaint was filed December 8, 2006, against which we filed a second demurrer. No trial date has been set. In August 2007, the Company, through a formal mediation, settled for $10,000. The Company was released from further action and has been dismissed from this litigation.

The Company has recorded a corresponding liability related to these matters in the accompanying financial statements.

NOTE 8 - SUBSEQUENT EVENTS

In July 2007, in connection with the exercise of stock options, the Company issued 99,873 shares of common stock to employees for net proceeds of approximately $18,000.

On July 6, 2007, the Company issued 576,924 shares pursuant to a private placement which generated net proceeds of approximately $279,000 after commissions of $21,000 and granted five year warrants to purchase 40,385 shares of common stock to its placement agent. In connection with this private placement, the Company issued 288,462 warrants exercisable at a price of $1.00 per share. The warrants expire in July 2012.

In July 2007, the Company issued 1,561,538 shares pursuant to a private placement which generated gross proceeds of approximately $1,015,000. In connection with this private placement, the Company issued 780,767 warrants exercisable at a price of $1.00 per share. The warrants expire in July 2012.

On July 7, 2007, the Company executed a 6 months Aircraft lease agreement. The lease provides for 50 hours of flight time a month at a cost of $65,000. The monthly payment shall be paid in advance for each monthly rental period of this lease and requires a $65,000 security deposit upon acceptance of agreement which is to be retained by the lessor during the entire agreement.

In July 2007, the Company issued 50,000 shares of common stock in connection with a finder's fee agreement dated June 1, 2007. The fair value of such shares amounted to approximately $43,000 and has been allocated against accrued expenses.

In August 2007, the Company issued 3,309 shares of common stock in connection with the payment of accrued interest on the 12.5% Convertible promissory notes. The fair value of such shares issued amounted to approximately $2,700.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Our flagship product is Spare Backup, a fully-automated remote backup solution designed and developed especially for the small office or home environment which automatically and efficiently backs up all data on selected laptop or desktop computers. As a result, we believe small companies can ensure file safety in PCs and laptops for backup and retrieval. We launched our Spare Back-up service and software product version 1.0 in March 2005. We are currently offering version 3.6 of the product and anticipate the launch of version 4.0 during August 2007. Our Spare Switch software which enables users to complete the transfer of personal files from one personal computer (PC) to another via a high speed Internet connection. We focus on owners and executives of businesses that use technology to support their businesses, but do not have an IT (information technology) department, as well as consumers who desire to secure the redundancy of available files and documents vital to the continuity of their operations, business, or personal information. Our concept is to develop a suite of complementary products and services which are designed for use by technical and non-technical users featuring a user interface that can cross both sets of users. Our software has unique characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

         In fiscal 2006 our initial distribution strategy evolved and we now focus our efforts on partnering with leading companies such as computer manufacturers, high speed cable providers, warranty and service companies that have established brands as a way to gain acceptance for, and create a demand for, our products and services. We believe that by bundling our products and services as one feature of a value-added service, offered by major national and international brands, that we will be able to leverage their brand recognition and marketing efforts to accelerate our market acceptance and significantly increase our adoption rates. We use an "opt-out" adoption model which varies from partner to partner but requires the user to provide us with enrollment information and a credit card at the time of activation. The initial trial generally provides a certain amount of free storage space once activated and the ability to easily continue the service at the end of the trial period or upgrade the storage capacity. The change during fiscal 2006 from an "opt-in" to an "opt-out" adoption model has increased the retention of our customer base.

         During the second quarter of fiscal 2007 we continued our efforts begun in fiscal 2006 to implement our distribution model and broaden our partnership relationships. Our previously set goals for fiscal 2007 included:

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

         During the first two quarters of fiscal 2007 we spent significant resources, both financial and management time, towards the accomplishment of these goals. During the six months ended June 30, 2007, we spent approximately $8.2 million on sales, general and administrative expenses. These costs included approximately $2,104,000 for sales and marketing, advertising and business development expenses which included approximately $800,000 to test various marketing programs in the U.K., including collateral materials, as well as travel and travel related expenses, and approximately $930,000 of costs associated with technology service which includes engineering development, software and hardware related to the ongoing provision of our services. During this period we also spent approximately $948,000 on research and development. The research and development and technology service expenses were related to the user interface for our products as well as the development of Workgroup for Hewlett Packard and the media vault family of products.

         During the six months ended June 30, 2007 we purchased approximately $1,600,000 of servers and other computer equipment for our New Jersey data center which increases our data center capacity to handle the anticipated increases in our subscriber base. This co-located center will handle all European traffic from the DSG agreement. Finally, as we continue to grow our infrastructure to support our anticipated growth, our employee and overhead costs have also increased. During the second quarter of fiscal 2007 we added three additional software engineers and plan to add an additional three before the end of fiscal 2007. Our sales resources are presently on-staff and one of our program managers is on retainer. We have outsourced our tier 1 customer support to a third party that provides support in five languages, but will continue to handle tier 2 customer support from our Palm Desert facility. As our revenues increase we expect to increase our headcount in areas of program management, marketing, development and customer service. Our approach is to outsource as many of these functions as possible to suppliers who are experts in the various disciplines, while only hiring senior staff for the purpose of interaction with suppliers.

         Our efforts during the second quarter of fiscal 2007 were focused in Europe and our OEM partner DSG International. During the quarter we completed a number of marketing trials with our DSG International, through its PCWorld stores. While the costs were high, we believe that we have learned how to effectively market our products to the consumer and we are now beginning to learn how to reduce our customer acquisition costs. Most importantly, however, we believe that the results of these efforts have proven that our products are viable in the marketplace. We presently have in excess of approximately 11,000 subscribers in our opt-out model and we expect that number to dramatically increase by the end of fiscal 2007 as DSG International completes a full roll out of our products through its 1,450 retail and online stores. DSG, which has a customer network exceeding 20,000,000 in 27 countries, owns PCWorld, Curry's and The Tech Guys. Our conversion rate to fully paid subscribers continues to increase and the retention rates of those subscribers are very high.

         We have also continued to make progress in our relationship with Hewlett-Packard and in June 2007 we announced our Spare Backup Workgroup software, which enables small and medium businesses to incorporate a fully encrypted, internet enabled, offsite backup service to protect important data and mission-critical files, would be included in a number of HP products designed for small and medium businesses (SMBs). HP will distribute the Spare Backup service as part of its SMB portfolio through various web offerings and other channels.

         In May 2007 we entered into a Software License and Distribution Agreement with Gateway Companies, Inc. We have completed the custom software design for Gateway and we anticipate that Gateway will roll out this program during the fourth quarter of fiscal 2007.

         We are also continuing our efforts to add additional OEM partners. We are focusing our efforts on these large channel distribution outlets such as DSG International in the retail space, along with MSO (multi-system operators) and companies such as HP and Gateway as we believe it allows us the greatest chance of significantly increasing our subscriber base while ultimately reducing our customer acquisition costs.

         To date, during fiscal 2007 we have raised approximately $7,900,000 in working capital, which includes approximately $1,300,000 received after June 30, 2007. The purchase of servers and other computer equipment for our New Jersey data center in the first quarter of fiscal 2007 increased our data center capacity to handle the anticipated increases in our subscriber base should be sufficient to handle between 300,000 to 400,000 subscribers. We will need to raise an additional $2,000,000 to $2,500,000 for working capital during the balance of fiscal 2007. Based on our internal projections, we anticipate that our revenues in fiscal 2008 will be sufficient to fund most, if not all, of our operating expenses. However, if there is a delay in the introduction of our products by one or more of our partners, or if our marketing expenses are greater than projected or our adoption and retention rates are lower than demonstrated to date, we may need to raise additional working capital. There are, of course, no assurances that we will be able to raise the additional capital necessary to continue to implement our business model. If this capital is not available to us during fiscal 2007, we may be forced to curtail some of our growth plans and operations.

GOING CONCERN

         We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $63.7 million since inception through June 30, 2007, which includes non-cash losses which are principally related to stock compensation expense and expenses associated with derivative liabilities in prior periods. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2006 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

         In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED) AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

         Following a comparative information on certain selected income statement items.

                                                   SIX MONTHS ENDED JUNE 30,
                                                     2007            2006        $ OF CHANGE     % OF CHANGE
                                                 ------------    ------------    -----------     -----------
Revenues .....................................   $     37,371    $     33,645          3,726          +11.0%

Operating expenses:
Research and development .....................        947,735         433,118        514,617           +119%
Sales, general and administrative ............      8,184,855       5,737,353      2,447,502          +43.0%
                                                 ------------    ------------
Total operating expenses .....................      9,132,590       6,170,471      2,962,119          +48.0%

Operating loss ...............................     (9,095,219)     (6,136,826)     2,958,393          +48.0%

Other income (expense):
Change in fair value of derivative liabilities     (5,275,067)         73,963     (5,349,030)             NM
Derivative liability expense .................       (334,030)       (588,900)       254,870              NM
Interest income ..............................              3               -              3              NM
Transfer- unrealized gain- investment held
  for sale ...................................              -         112,509       (112,509)             NM
Realized loss - trading securities ...........              -        (111,624)       111,624              NM
Interest expense .............................     (1,422,289)       (478,709)       943,580           +197%
                                                 ------------    ------------
Total other expenses .........................     (7,031,383)       (992,761)     6,038,622              NM

Net loss .....................................   $(16,126,602)   $ (7,129,587)     8,997,015           +126%
Comprehensive loss ...........................   $(16,126,602)   $ (7,242,096)     8,884,506           +123%

Basic and diluted net loss per common share ..   $      (0.26)   $      (0.17)          0.09          +52.9%
Basic and diluted weighted average common
shares outstanding ...........................     62,878,197      42,413,813     20,464,384          +48.2%

NM = not meaningful

REVENUES

         The modest increase in revenues of approximately $3,700 for the six months ended June 30, 2007 as compared to the same period in fiscal 2006 reflects the increased adoption rate of our products by trial users who convert to subscriptions. For example, in the 30 day period subsequent to the end of the quarter, we have added approximately 2,000 additional fully paid subscribers which represents monthly gross sales of approximately $12,000.

OPERATING EXPENSES

         Our total operating expenses for the six months ended June 30, 2007 increased $2,962,119, or approximately 48%, from the six months ended June 30, 2006. Our operating expenses included expenses related to research and development and selling, general and administrative expenses.

Research and development

         Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. We spent $947,735 on research and development expenses for the six months ended June 30, 2007 as compared to $433,118 for the six months ended June 30, 2006. Research and development expenses represented approximately 10% of our total operating expenses for the six months ended June 30, 2007 as compared to approximately 7% for same period in 2006. Our research and development expenses for the six months ended June 30, 2007 include costs associated with continued development of user interfaces and additional products, including version 4.0 of Spare-Backup, a family pack, and our SMB (small to medium business) products, including Workgroup, and reflected increased R&D efforts to successfully meet various deadlines set by our OEM partners. During the six months ended June 30, 2007 we hired an three additional software engineers and a product manager and will need to hire three additional engineers before the end of fiscal 2007. We anticipate that we will continue to incur research and development expenses in future periods as a result of the addition of new features, the launch of new versions of our products and the expansion of our engineering staff, however we are not able at this time to quantify the amount of such expenditures.

Sales, General, and Administrative Expenses

         For the six months ended June 30, 2007, our selling, general and administrative expenses were $8,184,855 as compared to $5,737,353 for the same period in fiscal 2006, an increase of $2,447,502, or approximately 43%. Sales, general and administrative expenses represented approximately 90% and approximately 93% of our total operating expenses for the six months ended June 30, 2007 and 2006, respectively. Included in our sales, general and administrative expenses for the six months ended June 30, 2007 were:

         o approximately $2,104,000 of sales and marketing, advertising and business development expenses which includes costs associated with the various pilot marketing programs discussed earlier as well as travel and travel related expenses associated with our efforts to further develop and broaden our OEM partner base and non-cash expenses associated with the granting of a warrant to DSGI, PLC. While a significant portion of these expenses in the six months ended June 30, 2007 were one-time expenses, we anticipate that we will continue to incur similar sales and marketing, advertising and business development expenses during the balance of fiscal 2007 and beyond,

         o approximately $1,436,000 of employee related costs which includes salaries and employee costs, recruiting expenses and 401k contributions. We anticipate that we will be required to hire additional software engineers and other staff to support our projected growth. Our offices are in a geographic location which is tech heavy and we face competition in hiring qualified employees and consultants. If we are able to hire the personnel we presently deem necessary, our selling, general and administrative expenses will increase although we are presently unable to quantify the amount of projected increase,

         o approximately $930,000 of costs associated with technology service which includes engineering development, software and hardware related to the ongoing provision of our services. We anticipate that these costs will be relatively constant during the balance of fiscal 2007,

         o approximately $850,000 of general overhead expense, including rent, insurance, legal and accounting fees and other general operating expenses. We anticipated that these costs will be relatively constant during the balance of fiscal 2007, and

         o approximately $2,838,000 of non-cash expense including option expense associated with options granted to our executive officers and other employees ($2,320,672), depreciation ($307,151) and stock based consulting fees $(209,890).

         We anticipate that our general and administrative expenses will continue to increase in the balance of the fiscal 2007 periods as we continue to expand our partner base and our operations. We are unable at this time, however, to quantify the amount of such increases.

TOTAL OTHER EXPENSES

         Our total other expenses, net for the six months ended June 30, 2007 increased $6,038,622, or approximately 608%, from the same period in fiscal 2006. This increase included the following:

Change in Fair Value of Derivative Liabilities and Derivative Liabilities expense

         Change in fair value of derivative liabilities and derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 00-19 to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase of approximately $5.3 million and a decrease of approximately $74,000 for the six months ended June 30, 2007 and 2006, respectively, has been recognized as other expense/income in those periods. In addition, during the six months ended June 30, 2007, we have satisfied all of the 8% convertible promissory notes and 12.5% convertible subordinated promissory debentures and accordingly, has reclassified all of derivative liabilities amounting to $22,147,932 to paid in capital as a result of the repayment and conversion of the 8% convertible promissory notes and 12.5% convertible subordinated promissory debentures into common stock. At June 30, 2007, derivative liabilities amounted to $0.

         While at June 30, 2007 we no longer had any derivate liabilities, as a result of the financings described later in this report we anticipate that we will recognize other income or expense in future periods based upon the fluctuation of the market price of our common stock. This non-cash income or expense has materially impacted our results of operations in prior periods and is reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

Interest Expense

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The increase in interest expense during the six months ended June 30, 2007 when compared to the six months ended June 30, 2006 is primarily attributable to the amortization of the debt discount amounting to $1.4 million associated with the 8% convertible promissory notes which were sold during the six months ended June 30, 2007. These notes were subsequently converted into equity during March 2007 pursuant to their terms.

Comprehensive Loss

         For the six months ended June 30, 2006 we recognized a loss of $112,509 on the transfer of unrealized gain - investment held for sale to trading security. The item of expense was a one-time event and we do not expect to report similar expense in future periods. This one-time, non-cash item, however, increased our net loss by $112,509 for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between June 30, 2007 (unaudited) and December 31, 2006:

                                                              JUNE 30,      DECEMBER 31,
                                                                2007            2006        $ OF CHANGE    % OF CHANGE
                                                            ------------    ------------    -----------    -----------
Working capital (deficit) ...............................   $   (289,600)   $(11,852,100)   (11,562,500)        -97.6%
Cash ....................................................   $    643,411    $    146,318        497,093          +340%
Restricted cash .........................................   $    299,990    $    872,820       (572,830)        -65.6%
Prepaid marketing expenses ..............................   $  1,191,776    $          0      1,191,776          +100%
Prepaid expenses ........................................   $     50,000    $          0         50,000          +100%
Other current assets ....................................   $     58,157    $          0         58,157          +100%
Total current assets ....................................   $  2,243,334    $  1,019,138      1,224,196          +120%
Property and equipment, net .............................   $  1,945,174    $    488,818      1,456,356          +298%
Other assets ............................................   $          0    $     75,380        (75,380)         -100%
Total assets ............................................   $  4,188,508    $  1,583,336      2,605,172          +165%

Accounts payable and accrued expenses ...................   $  2,515,231    $    853,176      1,662,055          +195%
8% convertible promissory notes .........................   $          0    $    293,509       (293,509)         -100%
12.5% convertible subordinated promissory debentures, net   $          0    $    295,201       (295,201)         -100%
Accrued interest on convertible promissory notes ........   $      2,703    $     22,097        (19,394)        -87.8%
Derivative liabilities ..................................   $          0    $ 11,392,255    (11,392,255)         -100%
Due to stockholder ......................................   $     15,000    $     15,000              0            n/a
Total current liabilities ...............................   $  2,532,934    $ 12,871,238    (10,338,304)            NM
Total liabilities .......................................   $  2,532,934    $ 12,877,664    (10,344,730)            NM

NM = not meaningful

         We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2006 contains an explanatory paragraph regarding our ability to continue as going concern. At June 30, 2007, we had cash on hand of approximately $643,000, exclusive of restricted cash in escrow under the terms of our agreement with Circuit City.

         At June 30, 2007, we had a working capital deficiency of approximately $290,000 which reflects current assets of $2,243,334 less current liabilities of $2,532,934. Our current assets increased $1,224,916 from December 31, 2006 to June 30, 2007 which reflects the continuing growth of our company. Included in this changes is an increase of :

         o $497,093 in cash which includes proceeds from our ongoing capital raising activities as described later in this section,

         o $1,191,776 in prepaid marketing expenses which represents the value of the warrant we issued to DSGI International as described elsewhere herein which is being amortized for the remaining period of the agreement,

         o $50,000 in prepaid legal expenses, and

         o $1,662,055 in accounts payable and accrued expenses. Include in this amount was approximately $1,600,000 of servers and other computer equipment for the co-location of a data center in New Jersey which will handle all European traffic that we purchased during the first quarter of fiscal 2007. This purchase served also increase our property and equipment assets. This amount was satisfied subsequent to June 30, 2007.

         These increases were offset by decreases in:

         o $572,830 in restricted cash. Under the terms of an agreement with Circuit City, in fiscal 2006 we deposited $1,000,000 in an escrow account to secure the obligations associated with compensation to Circuit City under this agreement. Circuit City will be entitled to earn a maximum fee of $20 for each customer which includes the amount of the 60 day trial paid directly to Circuit City either from a customer for an in-store purchase or collected by us for purchases made through the co-branded website and an amount for every Circuit City customer who purchases as Spare Backup service after the initial 60 day trial period. These amounts will be disbursed to Circuit City from the escrowed funds until the funds are depleted; thereafter, we are required to pay Circuit City within 15 days of the end of the month in which the fee was earned. Through December 31, 2006 approximately $127,000 was disbursed to Circuit City under the terms of the agreement. In February 2007 we amended the terms of the escrow to reduce the amount covered by the account. Pursuant to the amendment, an additional $72,680 of the escrowed funds was disbursed to Circuit City as marketing expenses and $500,000 of the escrowed funds were returned to us. We used those monies for general working capital. The remaining escrowed funds will be disbursed to Circuit City as earned. At June 30, 2007, $299,990 remained on deposit in the escrow account,

         o $608,104 in amounts due under 8% convertible promissory notes, 12.5% convertible subordinated promissory debentures, net of debt discount of $79,799, and accrued interest on these notes. During the six months ended June 30, 2007 the holders of these notes converted the notes and $2,703 of accrued interest into an aggregate of 3,309 shares of our common stock pursuant to the terms of the instruments, and

         o $11,392,255 in derivative liabilities. As described earlier in this section, as a result of the satisfaction of the 8% convertible promissory notes and 12.5% convertible subordinated promissory debentures, this non-cash liability was reclassified to paid in capital.

         During the six months ended June 30, 2007, our cash increased $497,093. This increase consisted of $5,398,812 in cash provided by financing activities which was offset by $3,153,212 of cash used in operating activities, which is net of a reduction of $500,000 in restricted cash held in escrow under the terms of our Circuit City agreement which was released back to us as described later in this report, and $1,748,507 of cash used in investing activities.

         Net cash used in operating activities for the six months ended June 30, 2007 increased $671,495 from the same period in 2006. Included in this change is an increase in our net loss for the period to $16,126,602, as compared to a net loss of $7,129,587 for the six months ended June 30, 2006, and is primarily attributable to the effect of increased expenses for the six months ended June 30, 2007 related to non-cash transactions including the losses associated with derivative liabilities, amortization of debt discounts, prepaid marketing expense, deferred compensation, depreciation and the value of stock options issued as compensation. In addition, during the six months ended June 30, 2007, changes in above, together with an increase in other current assets of $32,777 which was offset by increases in accounts payable and accrued expenses of $1,625,330 related to our purchase of equipment and accrued interest on convertible promissory notes as described elsewhere herein.

         Net cash used in investing activities was $1,748,507 for the six months ended June 30, 2007 as compared to net cash used in investing activities of $65,653 for the comparable period in 2006. This change is attributable to the purchase of servers and other computer equipment for the New Jersey data center as described above. We did not have any comparable purchases during the six months ended June 30, 2006.

         Net cash provided by financing activities increased by $2,356,532 for the six months ended June 30, 2007 as compared to the same period in 2006. During the six months ended June 30, 2007, we received proceeds of $3,225,291 from the exercise of stock warrants and options and $1,325,000 proceeds from issuance of convertible promissory notes which offset by the $1,250,000 (less $100,000 previously paid) repurchase of shares of our common stock associated with the exercise of a put right by Robinson Reed as described later in this report and $21,480 principal repayments on the 12.5% subordinated convertible promissory debentures and 8% convertible promissory notes. During the six months ended June 30, 2006, we received $2,450,000 from the issuance of our common stock and $1,500,000 from issuance of bridge notes which was offset by the payment of financing costs and principal repayments of lease obligations in the aggregate amount of $221,932. Additionally, we made principal repayments on a convertible promissory note amounting to $52,193 and repurchase of 5,882,352 shares of our common stock from Langley Park Investment Trust PLC for $633,602.

         We have generated minimal revenues since inception and our current operations are not an adequate source of cash to fund future operations absent a significant increase in our revenues during the remainder of fiscal 2007. Historically we have relied on private placement issuances of equity and debt financing instruments to provide capital for our company. The amount our future capital requirements depend primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. We do not have any external sources for working capital and we do not have any commitments by any third party to provide capital to us as needed. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Between April 2007 and May 2007 we sold 746,659 shares of our common stock and issued warrants to purchase an additional 373,330 shares at an exercise price of $1.25 per share to six accredited investors in a private offering exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act and Rule 506 of Regulation D. Subsequent to the closing of this offering, we reduced the offering price of the common stock included in the offering from $0.75 per share to $0.52 per share and reduced the exercise price of the warrants to $1.00 per share. As a result of this repricing, we issued an additional 330,266 shares of common stock and warrants to purchase an additional 165,132 shares of common stock. These issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         In April 2007 we issued 51,429 shares of our common stock valued at $36,000 for accrued legal services. The recipients was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         Between May 2007 and July 2007 we sold 3,425,005 shares of our common stock and issued warrants to purchase an additional 1,712,502 shares to 18 accredited investors in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and Rule 506 of Regulation D. We received proceeds of $1,781,000 from this offering. We paid Skyebanc, Inc., an NASD member firm and affiliate of one of our directors, a commission of $21,000 and issued it warrants to purchase 40,385 shares of common stock which were identical to the warrants issued to the investors. We also issued a warrant to purchase 70,289 shares of our common stock with an exercise price of $0.55 per share as a finder's fee to a third party. We are using the net proceeds from this offering for working capital.

         The warrants issued are exercisable for a period of five years at an exercise price of $1.00 per share. The exercise price of the warrants and the number of shares issuable upon exercise is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions. We have the right to call the warrants at any time that our common stock trades above $1.75 per share for five consecutive business days. We granted the investors piggyback registration rights covering the shares of common stock issued in the units.

         Between July 2007 and August 2007 we sold 1,561,538 shares of our common stock and issued warrants to purchase an additional 780,767 shares to five accredited investors in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and Rule 506 of Regulation D. We received gross proceeds of $1,015,000 from this offering. [We are using the net proceeds from this offering for working capital.

         The warrants issued are exercisable for a period of five years at an exercise price of $1.00 per share. The exercise price of the warrants and the number of shares issuable upon exercise is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions. We have the right to call the warrants at any time that our common stock trades above $1.75 per share for five consecutive business days. We granted the investors piggyback registration rights covering the shares of common stock issued in the units.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

Exhibit No.                        Description
-----------                        -----------

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


SPARE BACK UP, INC.


By: /s/  Cery B. Perle                                           August 17, 2007
    ----------------------------------------------------         ---------------
    Cery B. Perle                                                Date
    President, Chief Executive Officer & Director
    (Principal executive officer and principal financial
    and accounting officer)