Form 10QSB
period 2007-09-30
SPARE BACKUP, INC.
filed 2007-11-19
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 000-30451

                               SPARE BACKUP, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                23-3030650
                  --------                                ----------
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                 Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 75,753,761 shares of common stock issued and outstanding at November 7, 2007.

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

                           OTHER PERTINENT INFORMATION

         When used in this report, the terms "Spare Backup," the "Company," " we," "our," and "us" refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiaries. The information which appears on our websites is not part of this report.

                                      INDEX
                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet at September 30, 2007 (unaudited) ..................3

Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 and 2006 (unaudited) ...................4

Consolidated Statements of Cash Flows for the nine months ended
  September 30, 2007 and 2006 (unaudited) .....................................5

Notes to Unaudited Consolidated Financial Statements ..........................6

Item 2.  Management's Discussion and Analysis or Plan of Operation ...........22

Item 3.  Controls and Procedures .............................................32

Part II  OTHER INFORMATION....................................................33

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                        SPARE BACKUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2007
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Accounts receivable ...........................................  $     53,804
  Prepaid marketing expense .....................................       686,507
  Prepaid expenses ..............................................        60,000
  Other current assets ..........................................        58,157
                                                                   ------------
    Total current assets ........................................       858,468

  Property and equipment, net of accumulated depreciation
    of $693,739 .................................................     1,797,099
                                                                   ------------

     Total assets ...............................................  $  2,655,567
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses .........................  $  2,429,788
  Overdraft liability ...........................................        35,264
  Due to stockholder ............................................        15,000
                                                                   ------------

     Total liabilities ..........................................     2,480,052


Stockholders' Equity:
  Preferred stock; $.0001 par value, 5,000,000 shares authorized,
    none issued and outstanding .................................             -
  Common stock; $.001 par value, 150,000,000 shares authorized,
    75,574,523 issued and outstanding ...........................        75,573
  Additional paid-in capital ....................................    68,460,388
  Accumulated deficit ...........................................   (68,360,446)
                                                                   ------------

     Total stockholders' equity .................................       175,515
                                                                   ------------

     Total liabilities and stockholders' equity .................     2,655,567
                                                                   ============

            See Notes to Unaudited Consolidated Financial Statements.

                                        SPARE BACKUP, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    For the three months ended      For the nine months ended
                                                           September 30,                   September 30,
                                                       2007            2006            2007            2006
                                                   ------------    ------------    ------------    ------------
                                                    (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues .......................................   $     78,002    $     13,913    $    115,373    $     47,558

Operating expenses:
  Research and development .....................        278,073         134,150       1,225,808         567,268
  Sales, general and administrative ............      4,754,974       2,491,078      12,939,829       8,228,482
                                                   ------------    ------------    ------------    ------------

     Total operating expenses ..................      5,033,047       2,625,228      14,165,637       8,795,750
                                                   ------------    ------------    ------------    ------------

     Operating loss ............................     (4,955,045)     (2,611,315)    (14,050,264)     (8,748,192)
                                                   ------------    ------------    ------------    ------------

Other income (expense):
  Change in fair value of derivative liabilities              -      (3,255,344)     (5,275,067)     (3,187,343)
  Derivative liability expense .................              -               -        (334,030)       (582,887)
  Transfer- unrealized gain- investment held for
    sale to trading security ...................              -               -               -         112,509
  Interest income ..............................            163               -             166               -
  Realized loss- trading securities ............              -               -               -        (111,624)
  Gain from litigation settlements .............        280,000               -         280,000               -
  Foreign currency gain ........................            827               -             827               -
  Interest expense .............................              -      (2,145,467)     (1,422,289)     (2,624,176)
                                                   ------------    ------------    ------------    ------------
     Total other expenses ......................        280,990      (5,400,811)     (6,750,393)     (6,393,521)

Net loss .......................................   $ (4,674,055)   $ (8,012,126)   $(20,800,657)   $(15,141,713)
                                                   ============    ============    ============    ============

Transfer- unrealized gain- investment held for
  sale to trading security .....................              -               -               -        (112,509)
                                                   ------------    ------------    ------------    ------------

Comprehensive loss .............................   $ (4,674,055)   $ (8,012,126)   $(20,800,657)   $(15,254,222)
                                                   ============    ============    ============    ============

Basic net loss per common share ................   $      (0.06)   $      (0.20)   $      (0.31)   $      (0.37)
                                                   ============    ============    ============    ============

Diluted net loss per share .....................   $      (0.06)   $      (0.20)   $      (0.31)   $      (0.37)
                                                   ============    ============    ============    ============

Basic weighted average common
  shares outstanding ...........................     73,710,490      39,573,617      66,528,640      41,078,439
                                                   ============    ============    ============    ============

Diluted weighted average common
  shares outstanding ...........................     73,710,490      39,573,617      66,528,640      41,078,439
                                                   ============    ============    ============    ============

                            See Notes to Unaudited Consolidated Financial Statements.

                                                      - 4 -

                                     SPARE BACKUP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               For the nine months ended
                                                                                      September 30,
                                                                                  2007            2006
                                                                              ------------    ------------
                                                                               (Unaudited)     (Unaudited)
Cash flows from operating activities:
Net loss ..................................................................   $(20,800,657)   $(15,141,713)
Adjustments to reconcile net loss to net cash used in operating activities:
  Fair value of derivatives at issuance related to consulting services ....              -       1,066,500
  Derivative liability expense ............................................        334,030         582,887
  Change in fair value of derivative liabilities ..........................      5,275,067       3,187,394
  Fair value of options issued to employees ...............................      3,007,830       1,960,441
  Amortization of debt discount ...........................................      1,404,799       1,823,811
  Amortization of deferred compensation ...................................        142,370       1,655,427
  Amortization of prepaid marketing expense ...............................      1,318,093               -
  Fair value of shares of common stock issued in payment of interest on
    convertible promissory note ...........................................              -          90,265
  Fair value of shares issued in connection with services rendered ........        351,232               -
  Depreciation ............................................................        498,805          49,340
  Amortization of deferred financing costs ................................              -         671,976
Changes in operating assets and liabilities
  Restricted cash .........................................................        872,820      (1,000,000)
  Accounts receivable .....................................................        (53,804)              -
  Prepaid expenses and other current assets ...............................         17,223               -
  Other assets ............................................................              -         (50,000)
  Security deposits .......................................................              -           1,603
  Accounts payable and accrued expenses ...................................      1,612,612         110,217
  Deferred revenues .......................................................              -         (12,684)
  Accrued interest on convertible promissory notes ........................         17,490          11,914
  Other liabilities .......................................................         (6,426)              -
                                                                              ------------    ------------

Net cash used in operating activities .....................................     (6,008,516)     (4,992,622)
                                                                              ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment .....................................     (1,792,086)       (142,535)
                                                                              ------------    ------------

Net cash used in investing activities .....................................     (1,792,086)       (142,535)
                                                                              ------------    ------------

Cash flows from financing activities:
  Principal repayments on lease obligations ...............................              -          (6,932)
  Principal repayments on convertible promissory notes ....................        (21,480)       (275,000)
  Repurchase of shares of common stock ....................................     (1,150,000)       (633,602)
  Proceeds from issuance of convertible promissory notes ..................      1,325,000               -
  Proceeds from issuance of bridge notes ..................................              -       1,500,000
  Net proceeds from issuance of shares for cash ...........................      4,207,101       5,647,600
  Net proceeds from exercise of warrants ..................................      2,942,455               -
  Cash Overdraft ..........................................................         35,264               -
  Proceeds from exercise of stock options .................................        315,944             115
  Payments of deferred financing costs ....................................              -        (190,000)
  Payments of financing costs .............................................              -        (417,561)
                                                                              ------------    ------------

Net cash provided by financing activities .................................      7,654,284       5,624,620
                                                                              ------------    ------------

Increase (decrease) in cash ...............................................       (146,318)        489,463

Cash, beginning of period .................................................        146,318         165,938
                                                                              ------------    ------------

Cash, end of period .......................................................   $          -    $    655,401
                                                                              ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ..................................   $          -    $      8,664
                                                                              ============    ============

  Cash paid during the year for taxes .....................................   $          -    $          -
                                                                              ============    ============

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and
  corresponding debt discount .............................................   $          -    $  1,500,000
                                                                              ============    ============

Fair value of warrants issued in connection with the repurchase of shares
  of common stock .........................................................   $          -    $    900,000
                                                                              ============    ============

Fair value of warrants and embedded conversion features issued in connection with the issuance of common stock and corresponding increase
  in derivative liabilities ...............................................   $  1,599,459    $  1,686,308
                                                                              ============    ============

Reclassification of liability contracts to equity .........................   $ 22,147,932    $  1,585,714
                                                                              ============    ============

Conversion of convertible promissory notes in shares of common stock ......   $  1,972,029    $    104,906
                                                                              ============    ============

Fair value of shares of common stock issued for payment of accrued interest   $     39,587    $          -
                                                                              ============    ============

Fair value of shares of common stock issued for prepaid expense ...........   $     60,000    $          -
                                                                              ============    ============

Fair value of shares of common stock issued for payment of accrued expenses   $     36,000    $          -
                                                                              ============    ============

                         See Notes to Unaudited Consolidated Financial Statements.

                                                   - 5 -

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2007, and the results of operations and cash flows for the nine months ending September 30, 2007 have been included. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2006.

The accompanying consolidated financial statements include the accounts of Spare backup and its subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002 and has incurred net losses of approximately $20.8 million during the nine months ended September 30, 2007. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

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

EARNINGS PER SHARE

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 38,321,492 and 36,914,790 at September 30, 2007 and 2006, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at September 30, 2007 and 2006 are excluded from the loss per share computation for that period due to their antidilutive effect.

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the nine months ended September 30, 2007, the Company had reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and due to stockholder approximate their estimated fair values due to the short-term maturities of those financial instruments.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During 2006, the Company repurchased 5,882,352 shares of its common stock and as consideration, paid to the Investee approximately $630,000, issued 3,000,000 warrants and assigned its investment in the Investee's shares to the Investee. The aggregate consideration for the repurchase of the Company's shares of common stock amounted to approximately $1.7 million. At September 30, 2007, investment in equity securities amounted to $0.

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2007, management has determined that an allowance is not necessary.

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of September 30, 2007 such amount are included in the statement of operations under the caption "Research and development".

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSACTIONS

The Company periodically engages in transactions in countries outside the United States which may result in foreign currency transaction gains or losses. Gains and losses resulting from foreign currency transactions are recognized in operations of the period incurred.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 3 - CONVERTIBLE PROMISSORY NOTES

Between April and June 2007, the Company issued 1,109,375 shares of common stock to satisfy the remaining balance of the 12.5% convertible promissory notes amounting to approximately $355,000 and paid $20,000 in cash. The balance of the 12.5% convertible promissory notes as of September 30, 2007 is $0.

Between February and March 2007, the Company issued 912,594 shares of common stock to satisfy the 8% convertible promissory notes amounting to approximately $292,000. The balance of the 8% convertible promissory notes as of September 30, 2007 is $0.

The Company issued 69,408 shares of common stock in connection with the payment of interest on the 8% and 12.5% Convertible promissory notes during the nine months ended September 30, 2007. The fair value of such shares issued during the nine months ended September 30, 2007 amounted to approximately $40,000.

During the nine months ended September 30, 2007, the Company received $1,325,000 in consideration for the issuance of the bridge promissory notes. The Company also issued a five-year common stock purchase warrants to purchase 1,394,721 shares of the Company's common stock at $0.475 per share. The bridge promissory note of $1,325,000 converted into 2,789,473 shares of the Company's common stock in March 2007. Additionally, during the nine months ended September 30, 2007, the Company paid financing fees of $25,000 to the placement agent in connection with the issuance of the Bridge promissory notes which was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

The Company recognized a debt discount of $1,325,000 in connection with the issuance of the 8% Bridge promissory notes and 1,394,721 common stock purchase warrants. The debt discount relates to the recognition of derivative liabilities associated with the 8% Bridge promissory notes.

Total amortization of debt discounts amounted to approximately $1.4 million and $1.8 million during the nine months ended September 30, 2007 and 2006, respectively, and is included in interest expense.

Amortization of the deferred financing costs amounted to approximately $0 and $672,000 during the nine months ended September 30, 2007 and 2006, respectively, and is included in interest expense.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company has recorded a liability related to unpaid payroll taxes from May 2007 to September 2007 for approximately $287,000. This amount has been included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The Company has subsequently satisfied these unpaid payroll taxes.

NOTE 5 - DERIVATIVE LIABILITIES

During March 2004, the Company closed its 8% Convertible Promissory Notes private placement. In connection with the issuance of the 8% Convertible Promissory Notes, the Company granted a subsequent financing conversion reset right which expired on March 1, 2006. Subsequently, the Company issued similar rights to the holders of its 12.5% Convertible promissory notes. The subsequent financing conversion reset is considered an embedded conversion feature pursuant to EITF Issue No. 00-19. Additionally, because there is no explicit number of shares that are to be delivered upon satisfaction of subsequent financing conversion reset feature, the Company is unable to assert that it had sufficient authorized and unissued shares to settle such feature. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and options issued to non-employees pursuant to rendered services as well as those issued in the future, would be classified as liabilities, effective with the granting of the subsequent financing conversion reset feature. During the nine months ended September 30, 2007, the Company has satisfied all of the 8% and 12.5% Convertible Promissory Notes and accordingly, has reclassified all of derivative liabilities amounting to $22,147,932 to paid in capital as a result of the repayment and conversion of the 8% and 12.5% Convertible Promissory Notes into common stock. At September 30, 2007, derivative liabilities amounted to $0.

Between January and February 2007, the Company allocated $1,659,030 of the fair value of the derivatives issued in connection with the debt, at their date of issuance, to debt discount. The excess of the fair value of the derivative liabilities over the debt discount has been recognized as derivative liability expense, which amounts to $334,030 during the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, the Company allocated $217,520 of the fair value of the derivatives issued in connection with services performed by consultants to consulting expenses, $1,599,459 of the fair value of derivatives from the granting of warrants in connection with private placements allocated against paid in capital and $2,004,600 of the fair value of derivatives in connection with the granting of warrants related to a twelve month retail marketing agreement allocated to prepaid marketing expenses (See
Note 7 - Stock options and warrants).

The variation in fair value of the derivative liabilities between measurement dates amounted to an increase of approximately $5.3 million and $3.2 million during the nine months ended September 30, 2007 and 2006, respectively. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 6 - STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The Company issued 69,408 shares of common stock in connection with the payment of interest on the 8% and 12.5% Convertible promissory notes during the nine months ended September 30, 2007. The fair value of such shares issued during the nine months ended September 30, 2007 amounted to approximately $40,000.

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

In January 2007, the Company issued 24,194 shares of common stock to a consultant. The fair value of such shares amounted to approximately $15,000. The nature of the services rendered in connection with the issuance of these shares was for leasehold improvements. The Company has recognized leasehold improvements of $15,000.

On February 28, 2007, the Company issued 50,000 shares of common stock to a consultant for a 60 day consulting agreement. The fair value of such shares amounted to approximately $49,000. The nature of the services rendered in connection with the issuance of these shares was for marketing purposes. The Company has recognized stock based consulting expense of $50,000 during the nine months ended September 30, 2007.

In April 2007, the Company issued 51,429 shares of common stock for accrued legal services. The fair value of such shares amounted to approximately $36,000. The Company has allocated the fair value against accrued expenses during the nine months ended September 30, 2007.

In August 2007, the Company issued 92,960 shares of common stock to a Company's vendor. The fair value of such shares amounted to approximately $70,000. The nature of the services rendered in connection with the issuance of these shares was for research and development purposes. The Company has recognized research and development expense of $70,000 during the nine months ended September 30, 2007.

Between August and September 2007, the Company issued in aggregate 105,322 shares of common stock to the Company's CEO and to various employees of the Company for services rendered. The fair value of such shares amounted to approximately $64,000. The Company has recognized stock based compensation expense of approximately $64,000 during the nine months ended September 30, 2007.

The Company issued 100,000 shares of common stock to a broker-dealer and its designees in connection with a placement agency agreement entered into on September 30, 2007. The fair value of such shares amounted to approximately $60,000. The Company has recognized a prepaid expense of $60,000 to be amortized over the term of this agreement.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

ISSUANCE OF COMMON STOCK PURSUANT TO EXERCISE OF STOCK WARRANTS AND OPTIONS.

During the nine months ended September 30, 2007, in connection with the exercise of stock warrants, the Company issued 5,992,865 shares of common stock for net proceeds of $2,942,455. During the nine months ended September 30, 2007, the Company paid commissions to placement agent of approximately $217,000 in cash and granted 402,381 warrants valued at $241,429 (using the black scholes model) which has been allocated against paid in capital.

Between April and May 2007, in connection with a cashless exercise of stock warrants, the Company issued 73,872 shares of common stock.

During the nine months ended September 30, 2007, in connection with the exercise of stock options, the Company issued 743,175 shares of common stock to employees and non employees for net proceeds of $315,944.

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

ISSUANCE OF COMMON STOCK PURSUANT TO PRIVATE PLACEMENTS

During the nine months ended September 30, 2007, the Company issued 7,971,201 shares pursuant to private placements which generated net proceeds of approximately $4.2 million. Additionally, the Company has allocated $1,332,992 of the fair value of warrants granted in connection with these private placements which has been initially recorded as derivative liabilities and allocated against paid in capital. During the nine months ended September 30, 2007, in connection with these private placements, the Company paid commissions to its placement agents of approximately $42,000 in cash, issued 50,000 shares of common stock valued at $43,000 and granted 151,059 warrants valued at approximately $96,000 which have been allocated against paid in capital.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

NOTE 7 - STOCK OPTIONS AND WARRANTS

WARRANTS

Between January and February 2007, the Company received $1,325,000 in consideration for the issuance of the bridge promissory notes. The Company also issued a five-year common stock purchase warrant to purchase 1,394,721 shares of the Company's common stock at $0.475 per share (See Note 3 - Convertible Promissory Notes).

On January 24, 2007, the Company granted a five-year warrant to purchase 100,000 shares of common stock to a consultant at an exercise price of $0.475 per share for marketing strategy and business development services rendered. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.675 or $67,520 and recorded stock-based consulting expense of $67,520 for the nine months ended September 30, 2007. The fair value of such warrants was initially recorded as derivative liabilities.

On March 19, 2007, in connection with a 12-month retailer marketing agreement entered into on February 2, 2007, the Company granted a three-year warrant to purchase 2,000,000 shares of common stock to an electronic retailing group in Europe at an exercise price of $1.25 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $1.00 or $2,004,600 which will be amortized over the 12 month retail marketing agreement. The fair value of such warrants was initially recorded as derivative liabilities. For the nine months ended September 30, 2007, the Company recorded marketing expense of $1,318,093. At September 30, 2007, the balance of prepaid marketing expense amounted to $686,507.

During the nine months ended September 30, 2007, the Company paid commissions to a placement agent for proceeds received from the exercise of certain stock warrants of approximately $217,000 in cash and granted 402,381 warrants valued at $241,429 (using the black scholes model) which has been allocated against paid in capital. These warrants are exercisable at $.45 per share and expire in May 2012. The fair value of such warrants was initially recorded as derivative liabilities.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 7 - STOCK OPTIONS AND WARRANTS (CONTINUED)

During the nine months ended September 30, 2007, the Company granted a five-year warrant to purchase 3,985,615 shares of common stock in connection with private placements. The Company has allocated $1,332,992 of the fair value of warrants granted which was initially recorded as derivative liabilities and allocated against paid in capital. These warrants are exercisable at $1.00 per share. Additionally, the Company issued 50,000 shares of common stock valued at $43,000 and granted 151,059 warrants valued at approximately $96,000 (using the black scholes model) as commissions to placement agents which has been allocated against paid in capital. These warrants are exercisable ranging from $0.55 to $1.00 per share and expire 5 years from the date of issuance. The fair value of such warrants was initially recorded as derivative liabilities.

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

During the nine months ended September 30, 2007, in connection with the exercise of stock options, the Company issued 743,175 shares of common stock to employees and non employees for net proceeds of $315,944.

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

During the nine months ended September 30, 2007, the Company granted 4,927,500 five-year stock options to purchase common stock to employees at exercise prices ranging from $.44 to $.97 per share. For the nine months ended September 30, 2007 and 2006, total stock-based compensation charged to operations for option-based arrangements amounted to $3,007,830 and $1,960,441, respectively. At September 30, 2007, there was approximately $1,503,581 or total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 7 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

                                                  September 30,
                                           --------------------------
                                               2007           2006
                                           -----------    -----------
         Expected volatility .........       73%-94%        0%-225%
         Expected term ...............       5 years        5 years
         Risk-free interest rate .....     4.18%-5.05%     2.78%-5.1%
         Expected dividend yield .....          0%            0%

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

The Company is a party to litigation in Riverside County Superior Court, Case No. INC 057586, which was filed on March 22, 2006 by a former employee who alleges that she suffered harassment and infliction of emotional distress during her brief employment from July to October 2005, and that the Company breached a purported employment contract with her upon her resignation. The Company denies the former at-will employee's claims. On November 15, 2006, the Court entered an order sustaining in part and overruling in part our demurrer to that complaint, and an amended complaint was filed December 8, 2006, against which we filed a second demurrer. No trial date has been set. In August 2007, the Company, through a formal mediation, settled for $10,000. The Company was released from further action and has been dismissed from this litigation. The amount was included as a loss/gain from litigation settlement in the accompanying consolidated statements of operations.

In September 2007, the Company executed a settlement agreement with an unrelated party who claims that an obligation of Grassroots, the Company's subsidiary, has not been satisfied. The Company settled for $20,000 and was released from further claim. The amount was included as a loss/gain from litigation settlement in the accompanying consolidated statements of operations.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is a party to a litigation pending in the Superior Court of the State of California in and for the County of Los Angeles, No. BC 354880, styled Newport International Group, Inc., Plaintiff, vs. Mads Ulrich, Fidelity Capital, Inc., E-Holdings, Inc. and Does 1 through 100, Defendants. This lawsuit, which the Company filed on July 5, 2006, arose out of the transaction with Langley Park Investment Trust, PLC. The Company is alleging damages under California Corporate Code ss.25501.5, common law fraud, violations of Rule 10b-5 of the Securities Exchange Act of 1934, breach of fiduciary duty, negligence, breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment. In September 2007, the Company was successful with the claim and settled the litigation for payment of $310,000 and was included as a gain from litigation settlement in the accompanying consolidated statements of operations.

NOTE 9 - SUBSEQUENT EVENTS

In October 2007, in connection with the exercise of stock warrants, the Company issued 342,102 shares of common stock for net proceeds of approximately $162,000.

Between October 31, 2007 and November 5, 2007, the Company issued convertible promissory notes aggregating to $475,000. In connection with the issuance of these notes payable, the Company granted 950,000 warrants to investors exercisable at a price of $0.75 per share for a period of three years. The notes payable bear 8% interest per annum and mature on October 31, 2008. These promissory notes are convertible at $0.50 per share of common stock. In the event the Company issues any shares of its common stock at an exercise price or conversion price per share less than $0.50 per share following the closing of the 8% Convertible Promissory Notes, then the exercise price of the warrants issued pursuant to the Follow-on Financing will reset to such lower price. The Company recognized a total debt discount of approximately $475,000 in connection with the issuance of these 8% convertible debentures.

The Company may cause conversion of the 8% Convertible Promissory Notes and any accrued but unpaid interest into its common stock prior to maturity on written notice to holders provided (i) it has completed one or more financings in which it has received gross proceeds of $4,000,000 or more, and (ii) a registration statement is in effect with the Securities Exchange Commission covering resale of the shares of common stock underlying the Debentures and Warrants.

On October 8, 2007, the Company received a written notice of default for failure to make the required monthly payment and for the early termination of the Aircraft lease agreement. Based on the terms of the agreement, the Company is in default on October 18, 2007; however, the Company plans to defend any and all claims as the Company returned the plane due to mechanical failure on numerous times.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

On November 14, 2007, the Company issued convertible promissory notes amounting to $2,500,000. In connection with the issuance of these notes payable, the Company granted 5,000,000 warrants to investors exercisable at a price of $0.50 per share for a period of three years. The notes payable bear 8% interest per annum and mature in November 2008. These promissory notes are convertible at $0.50 per share of common stock. In the event the Company issues any shares of its common stock at an exercise price or conversion price per share less than $0.50 per share following the closing of the 8% Convertible Promissory Notes, then the exercise price of the warrants issued pursuant to the Follow-on Financing will reset to such lower price. The Company recognized a total debt discount of approximately $2,500,000 in connection with the issuance of these 8% convertible debentures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Our flagship product is Spare Backup, a fully-automated remote backup solution designed and developed especially for the small office or home environment which automatically and efficiently backs up all data on selected laptop or desktop computers. As a result, we believe small companies can ensure file safety in PCs and laptops for backup and retrieval. We launched our Spare Back-up service and software product version 1.0 in March 2005and we are currently offering version 4.0 of the product. Our Spare Switch software which enables users to complete the transfer of personal files from one personal computer (PC) to another via a high speed Internet connection. We focus on owners and executives of businesses that use technology to support their businesses, but do not have an IT (information technology) department, as well as consumers who desire to secure the redundancy of available files and documents vital to the continuity of their operations, business, or personal information. Our concept is to develop a suite of complementary products and services which are designed for use by technical and non-technical users featuring a user interface that can cross both sets of users. Our software has unique characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

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

         During the nine months ended September 30, 2007 we spent significant resources, both financial and management time, towards the implement our distribution model and broaden our partnership relationships the accomplishment of these goals. These costs included approximately $3,498,000 for sales and marketing, advertising and business development expenses which included approximately $800,000 to test various marketing programs in the U.K., including collateral materials, as well as approximately $953,000 of travel and travel related expenses, and approximately $1,272,000 of costs associated with technology service which includes engineering development, software and hardware related to the ongoing provision of our services. These costs were consistent with our business model. During this period we also spent approximately $1,200,000 on research and development. The research and development and technology service expenses were related to the user interface for our products as well as the development of Workgroup for Hewlett Packard and the media vault family of products.

         Our efforts to date during fiscal 2007 have been focused in Europe and our OEM partner DSG International Plc. During the period we undertook a number of marketing trials with our DSG International Plc. During the nine months ended September 30, 2007 we have spent approximately $702,000 on these marketing trials, together with other marketing and training expenses directly related to the DSG International Plc relationship. We continue to incur expenses related to marketing and training for DSG International Plc, however, the complete roll out of the product has been delayed more than two months which has adversely impacted our ability to generate higher revenues from this relationship during the third quarter of fiscal 2007. We presently anticipate the roll out will be complete in November 2007 to the UK stores. We presently have in excess of approximately 25,000 subscribers in our opt-out model and approximately 7,000 paid subscribers. We believe that our conversion rate to fully paid subscribers continues to increase and the retention rates of those subscribers are high.

         During the nine months ended September 30, 2007 we also continued to devote resources to our relationship with Hewlett-Packard. In June 2007 we announced our Spare Backup Workgroup software would be included in a number of HP products designed for small and medium businesses (SMBs) and we previously disclosed that in the fourth quarter of fiscal 2007 purchasers of HP computers sold online will be offered Spare Switch. Following HP's internal reallocation of resources, we are unsure as to when these programs will be rolled out.

         In May 2007 we entered into a Software License and Distribution Agreement with Gateway Companies, Inc. We have completed the custom software design for Gateway and began the roll out this program during the third quarter of fiscal 2007. There are currently in excess of 200,000 users and we are presently making technical corrections related to our ability to message them with our services. Once these technical corrections are complete we anticipate that we will begin generating revenues from this source.

         We are also continuing our efforts to add additional OEM partners such as Packard Bell, HP and Gateway and we are also focusing our efforts on large channel distribution outlets such as DSG International and Circuit City in the retail space and MSO (multi-system operators) as we believe it allows us the greatest chance of significantly increasing our subscriber base while ultimately reducing our customer acquisition costs.

         To date, during fiscal 2007 we have raised approximately $11,928,000 in working capital through the issuance of notes, the sale of common stock and the exercise of warrants and options, which includes approximately $3,137,500 received after September 30, 2007. While our revenues continue to increase, our operating expenses have grown at a significantly higher rate. As set forth elsewhere herein, we will need to raise additional working capital during the balance of fiscal 2007 and into fiscal 2008 to pay the costs associated with our sales and marketing efforts, expanding our customer base and for our general operating expenses. We have engaged a broker-dealer to assist us in raising the necessary capital. There are, of course, no assurances that we will be able to raise the additional capital necessary to continue to implement our business model. If this capital is not available to us, we may be forced to curtail some or all of our growth plans and/or operations.

GOING CONCERN

         We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $68.4 million since inception through September 30, 2007, which includes non-cash losses which are principally related to stock compensation expense, including approximately $1,300,000 related to the value of warrants issued to DSG International Plc, and expenses associated with derivative liabilities in prior periods. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2006 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our operating expenses and obligations as they become due or generate positive operating results.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2006. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment," under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Consolidated Statement of Operations.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

         Following a comparative information on certain selected income statement items.

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                 ----------------------------
                                                     2007            2006        $ OF CHANGE    % OF CHANGE
                                                 ------------    ------------    -----------    -----------
Revenues .....................................   $    115,373    $     47,558         67,815       +143%

Operating expenses:
Research and development .....................      1,225,808         567,268        658,540       +116%
Sales, general and administrative ............     12,939,829       8,228,482      4,711,347        +57%
                                                 ------------    ------------
         Total operating expenses ............     14,165,637       8,795,750      5,369,887        +61%

Operating loss ...............................    (14,050,264)     (8,748,192)     5,302,072        +61%

Other income (expense):
Change in fair value of derivative liabilities     (5,275,067)      3,187,343     (2,087,724)         NM
Derivative liability expense .................       (334,030)       (582,887)       248,857          NM
Interest income ..............................            166               -            166          NM
Transfer - unrealized gain - investment held
   for sale ..................................              -         112,509       (112,509)         NM
Realized loss- trading securities ............              -        (111,624)       111,624          NM

Gain from litigation settlement ..............        280,000               -        280,000          NM
Foreign currency gain ........................            827               -            827          NM
Interest expense .............................     (1,422,289)     (2,624,176)     1,201,887        +46%
                                                 ------------    ------------
         Total other expenses ................     (6,750,393)     (6,393,521)       356,872          NM

Net loss .....................................   $(20,800,657)   $(15,141,713)     5,658,944        +37%
Comprehensive loss ...........................   $(20,800,657)   $(15,254,222)     5,546,435        +36%

Basic and diluted loss per common share ......   $      (0.31)   $      (0.37)          0.06          NM
Basic and diluted weighted average common
   shares outstanding ........................     66,528,640      41,078,439     25,450,201          NM

NM = not meaningful

REVENUES

         The increase in revenues of approximately $67,815 for the nine months ended September 30, 2007 as compared to the same period in fiscal 2006 reflects the increased adoption rate of our products by trial users who convert to subscriptions. Management believes that we have doubled our subscriber base in the third quarter of fiscal 2007 to over 25,000 subscribers from approximately 11,000 subscribers during the second quarter of fiscal 2007, or a 140% increase We expect the number of subscribers to dramatically increase by the end of fiscal 2007.

OPERATING EXPENSES

         Our total operating expenses for the nine months ended September 30, 2007 increased $5,369,887, or approximately 61%, from the nine months ended September 30, 2006. Our operating expenses included expenses related to research and development and selling, general and administrative expenses.

Research and development

         Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. We spent $1,225,808 on research and development expenses for the nine months ended September 30, 2007 as compared to $567,268 for the nine months ended September 30, 2006. Research and development expenses represented approximately 9% of our total operating expenses for the nine months ended September 30, 2007 as compared to approximately 6% for same period in 2006. Our research and development expenses for the nine months ended September 30, 2007 include costs associated with continued development of user interfaces and additional products, including version 4.0 of Spare-Backup, a family pack, and our SMB (small to medium business) products, including Workgroup, and reflected increased R&D efforts to successfully meet various deadlines set by our OEM partners. During the nine months ended September 30, 2007 we hired three additional software engineers and a product manager and, subject to the availability of additional capital, will need to hire three additional engineers before the end of fiscal 2007. We anticipate that we will continue to incur research and development expenses in future periods as a result of the addition of new features, the launch of new versions of our products and the expansion of our engineering staff, however we are not able at this time to quantify the amount of such expenditures.

Sales, General, and Administrative Expenses

         For the nine months ended September 30, 2007, our selling, general and administrative expenses were $12,939,829 as compared to $8,228,482 for the same period in fiscal 2006, an increase of $4,711,347, or approximately 57%. Sales, general and administrative expenses represented approximately 91% and approximately 94% of our total operating expenses for the nine months ended September 30, 2007 and 2006, respectively. Included in our sales, general and administrative expenses for the nine months ended September 30, 2007 were:

         o approximately $3,498,000 of sales and marketing, advertising and business development expenses which includes costs associated with the various pilot marketing programs discussed earlier as well as travel and travel related expenses associated with our efforts to further develop and broaden our OEM partner base and non-cash expenses associated with the granting of a warrant to DSG International, Plc. While a significant portion of these expenses in the nine months ended September 30, 2007 were one-time expenses, we anticipate that we will continue to incur similar sales and marketing, advertising and business development expenses during the balance of fiscal 2007 and beyond,

         o approximately $2,489,000 of employee related costs which includes salaries and employee costs, recruiting expenses and 401k contributions. We anticipate that we will be required to hire additional software engineers and other staff to support our projected growth. Our offices are in a geographic location which is tech heavy and we face competition in hiring qualified employees and consultants. If we are able to hire the personnel we presently deem necessary, our selling, general and administrative expenses will increase although we are presently unable to quantify the amount of projected increase,

         o approximately $1,272,000 of costs associated with technology service which includes engineering development, software and hardware related to the ongoing provision of our services. We anticipate that these costs will be relatively constant during the balance of fiscal 2007,

         o approximately $1,908,000 of general overhead expense, including rent, insurance, legal and accounting fees and other general operating expenses, and

         o approximately $3,717,000 of non-cash expense including option expense associated with options granted to our executive officers and other employees ($3,007,830), depreciation ($498,805) and stock based consulting fees $(209,890).

         We anticipate that our general and administrative expenses will continue to increase in the balance of the fiscal 2007 periods as we continue to expand our partner base and our operations. We are unable at this time, however, to quantify the amount of such increases.

TOTAL OTHER EXPENSES

         Our total other expenses, net for the nine months ended September 30, 2007 increased $356,872, or approximately 6%, from the same period in fiscal 2006. This increase was primarily attributable to the following:

Change in Fair Value of Derivative Liabilities and Derivative Liabilities expense

         Change in fair value of derivative liabilities and derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 00-19 to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase of approximately $5.3 million and $3.2 million for the nine months ended September 30, 2007 and 2006, respectively, has been recognized as other expense/income in those periods. In addition, during the nine months ended September 30, 2007, we have satisfied all of the 8% convertible promissory notes and 12.5% convertible subordinated promissory debentures and accordingly, has reclassified all of derivative liabilities amounting to $22,147,932 to paid in capital as a result of the repayment and conversion of the 8% convertible promissory notes and 12.5% convertible subordinated promissory debentures into common stock. At September 30, 2007, derivative liabilities amounted to $0.

         While at September 30, 2007 we no longer had any derivative liabilities, as a result of the financings described later in this report we anticipate that we will recognize other income or expense in future periods based upon the fluctuation of the market price of our common stock. This non-cash income or expense has materially impacted our results of operations in prior periods and is reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

Interest Expense

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The increase in interest expense during the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006 is primarily attributable to the amortization of the debt discount amounting to $1.4 million associated with the 8% convertible promissory notes which were sold during the nine months ended September 30, 2007. These notes were subsequently converted into equity during March 2007 pursuant to their terms.

Comprehensive Loss

         For the nine months ended September 30, 2006 we recognized a loss of $112,509 on the transfer of unrealized gain - investment held for sale to trading security. The item of expense was a one-time event and we do not expect to report similar expense in future periods. This one-time, non-cash item, however, increased our net loss by $112,509 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2007 (unaudited) and December 31, 2006:

                                                              SEPTEMBER       DECEMBER
                                                              30, 2007        31, 2006      $ OF CHANGE    % OF CHANGE
                                                            ------------    ------------    -----------    -----------
Working capital (deficit) ...............................   $ (1,621,584)   $(11,852,100)    10,230,516          NM
Cash ....................................................   $          0    $    146,318       (146,318)      -100%
Restricted cash .........................................   $          0    $    872,820       (872,820)      -100%
Accounts receivable .....................................   $     53,804    $          0         53,804          NM
Prepaid marketing expenses ..............................   $    686,507    $          0        686,507       +100%
Prepaid expenses ........................................   $     60,000    $          0         60,000       +100%
Other current assets ....................................   $     58,157    $          0         58,157       +100%
Total current assets ....................................   $    858,468    $  1,019,138       (160,670)       -16%
Property and equipment, net .............................   $  1,797,099    $    488,818      1,308,281       +268%
Other assets ............................................   $          0    $     75,380        (75,380)      -100%
Total assets ............................................   $  2,655,567    $  1,583,336      1,072,231        +68%

Accounts payable and accrued expenses ...................   $  2,429,788    $    853,176      1,576,612       +185%
8% convertible promissory notes .........................   $          0    $    293,509       (293,509)      -100%
12.5% convertible subordinated promissory debentures, net   $          0    $    295,201       (295,201)      -100%
Accrued interest on convertible promissory notes ........   $          0    $     22,097        (22,097)      -100%
Overdraft liability .....................................   $     35,264    $          0         35,264       +100%
Derivative liabilities ..................................   $          0    $ 11,392,255    (11,392,255)      -100%
Due to stockholder ......................................   $     15,000    $     15,000              0         n/a
Total current liabilities ...............................   $  2,480,052    $ 12,871,238    (10,391,186)         NM
Total liabilities .......................................   $  2,480,052    $ 12,877,664    (10,397,612)         NM

NM = not meaningful

         We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2006 contains an explanatory paragraph regarding our ability to continue as going concern. At September 30, 2007, we had cash on hand of $0.

         At September 30, 2007, we had a working capital deficiency of approximately $1,622,000 which reflects current assets of $858,468 less current liabilities of $2,480,052. Our current assets decreased by $160,670 from December 31, 2006 to September 30, 2007. Included in these changes is an increase of:

         o $686,507 in prepaid marketing expenses which represents the value of the warrant we issued to DSG International Plc which is being amortized for the remaining period of the agreement,

         o $60,000 in prepaid expenses related to a placement agency agreement

         o $1,576,612 in accounts payable and accrued expenses. Include in this amount was approximately $1,600,000 of servers and other computer equipment for the co-location of a data center in New Jersey which will handle all European traffic that we purchased during the first quarter of fiscal 2007. This purchase served also increase our property and equipment assets. Additionally, included in this amount was approximately $287,000 of unpaid payroll tax liabilities at September 30, 2007. We have subsequently satisfied these liabilities in full.

         These increases were offset by decreases of:

         o $146,318 in cash which we used for general working capital,

         o $872,820 in restricted cash. Under the terms of an agreement with Circuit City, in fiscal 2006 we deposited $1,000,000 in an escrow account to secure the obligations associated with compensation to Circuit City under this agreement. Circuit City will be entitled to earn a maximum fee of $20 for each customer which includes the amount of the 60 day trial paid directly to Circuit City either from a customer for an in-store purchase or collected by us for purchases made through the co-branded website and an amount for every Circuit City customer who purchases as Spare Backup service after the initial 60 day trial period. These amounts will be disbursed to Circuit City from the escrowed funds until the funds are depleted; thereafter, we are required to pay Circuit City within 15 days of the end of the month in which the fee was earned. Through December 31, 2006 approximately $127,000 was disbursed to Circuit City under the terms of the agreement. In February 2007 we amended the terms of the escrow to reduce the amount covered by the account. Pursuant to the amendment, an additional $72,680 of the escrowed funds was disbursed to Circuit City as marketing expenses and approximately $800,000 of the escrowed funds were returned to us. We used those monies for general working capital. At September 30, 2007, $0 remained on deposit in the escrow account,

         o $610,807 in amounts due under 8% convertible promissory notes, 12.5% convertible subordinated promissory debentures, net of debt discount of $79,799, and accrued interest on these notes. During the nine months ended September 30, 2007 the holders of these notes converted the notes and $39,587 of accrued interest into an aggregate of 69,408 shares of our common stock pursuant to the terms of the instruments, and

         o $11,392,255 in derivative liabilities. As described earlier in this section, as a result of the satisfaction of the 8% convertible promissory notes and 12.5% convertible subordinated promissory debentures, this non-cash liability was reclassified to paid in capital.

         During the nine months ended September 30, 2007, our cash decreased $146,318. This decrease consisted of $7,654,284 in cash provided by financing activities which was offset by $6,008,516 of cash used in operating activities, which is net of a reduction of $800,000 in restricted cash held in escrow under the terms of our Circuit City agreement which was released back to us as described later in this report, and $1,792,086 of cash used in investing activities.

         Net cash used in operating activities for the nine months ended September 30, 2007 increased $1,015,894 from the same period in 2006. Included in this change is an increase in our net loss for the period to $20,800,657, as compared to a net loss of $15,141,713 for the nine months ended September 30, 2006, and is primarily attributable to the effect of increased expenses for the nine months ended September 30, 2007 related to non-cash transactions including the losses associated with derivative liabilities, amortization of debt discounts, prepaid marketing expense, deferred compensation, depreciation and the value of stock options issued as compensation. In addition, during the nine months ended September 30, 2007, changes in above, together with a decrease in other current assets of $17,223, increases in accounts payable and accrued expenses of $1,612,612 related to our purchase of equipment as described elsewhere herein and unpaid payroll tax liabilities from May 2007 to September 2007 amounting to approximately $287,000.

         Net cash used in investing activities was $1,792,086 for the nine months ended September 30, 2007 as compared to net cash used in investing activities of $142,535 for the comparable period in 2006. This change is attributable to the purchase of servers and other computer equipment for the New Jersey data center as described above. We did not have any comparable purchases during the nine months ended September 30, 2006.

         Net cash provided by financing activities increased by $2,029,664 for the nine months ended September 30, 2007 as compared to the same period in 2006. During the nine months ended September 30, 2007, we received proceeds of $4,207,101 from the issuance of our common stock, $3,258,399 from the exercise of stock warrants and options, and $1,325,000 proceeds from issuance of convertible promissory notes which offset by the $1,250,000 (less $100,000 previously paid) repurchase of shares of our common stock associated with the exercise of a put right by Robinson Reed, Inc. and $21,480 principal repayments on the 12.5% subordinated convertible promissory debentures and 8% convertible promissory notes. During the nine months ended September 30, 2006, we received $5,647,600 from the issuance of our common stock and $1,500,000 from issuance of bridge notes which was offset by the payment of financing costs and principal repayments of lease obligations in the aggregate amount of $614,493. Additionally, we made principal repayments on a convertible promissory note amounting to $275,000 and repurchase of 5,882,352 shares of our common stock from Langley Park Investment Trust PLC for $633,602.

         We have generated minimal revenues since inception and our current revenues are not an adequate source of cash to fund our operating expenses. Our sales, general and administrative expenses for the nine months ended September 30, 2007 increased approximately $4,700,000, or approximately 57%, from the comparable period in fiscal 2006 and our accounts payable and accrued expenses have increased approximately 185% at September 30, 2007 from December 31, 2006. A material amount of these payables are aged. In addition, included in that amount at September 30, 2007 was approximately $287,000 of unpaid payroll taxes. These liabilities have subsequently been satisfied in full. Historically we have relied on private placement issuances of equity and debt financing instruments to provide capital for our company. Between October 2007 and November 2007 we raised approximately $2,975,000 in gross proceeds through the issuance of one year convertible debentures. We are using the proceeds from this offering for general working capital, including the reduction of payables. We anticipate that these funds will satisfy our current needs for approximately four to six months. Thereafter, in order to our operations, pay our obligations as they become due and grow our business we will need to raise additional working capital. The actual amount our future capital requirements depends primarily on the rate at which we increase our revenues. While we continue to believe in the viability of our business model and believe that our products and services will inevitably be accepted by consumers at a rate which will translate to significantly increased revenues, we are unable at this time to predict when our revenues will be sufficient to fund our operating expenses. We do not have any external sources for working capital and we do not have any commitments by any third party to provide capital to us. We recently engaged a broker-dealer to assist us in raising additional capital and we are also in early stage discussions with certain of our strategic partners concerning possible equity investments in our company. There can be no assurance, however, that acceptable financing to fund our ongoing operations and pay our obligations as they become due can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

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

         As of the evaluation date, our Chief Executive Officer who also serves as our principal financial and accounting officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our CEO is not a financial or accounting professional, and we do not have any other employees, including a chief financial officer, comptroller or similarly titled senior financial officer, or any accounting staff who are sufficiently trained in the application of generally accepted accounting principles. As a result of our limited financial resources, we do not anticipate that we will be in a position to engage such properly trained professional accounting personnel or a senior financial officer in the foreseeable future. Until we are able to engage a qualified financial officer, and/or properly trained accounting staff, we may continue to experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Between July 2007 and August 2007 we sold 3,469,271 shares of our common stock and issued warrants to purchase an additional 1,734,651 shares to 11 accredited investors in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and Rule 506 of Regulation D. We received gross proceeds of $1,908,100 from this offering. We did not pay any commissions or finder's fees in this offering. We used the net proceeds from this offering for working capital.

         In August 2007 we issued 92,960 shares valued at $70,000 to an entity as compensation for research and development services rendered to us. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters that it was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         Between August 2007 and September 2007 we issued an aggregate of 105,322 shares of our common stock valued at $64,000 to our Chief Executive Officer and four employees of our company as compensation for their services. Our Chief Executive Officer is an accredited investor and the other recipients were accredited or otherwise sophisticated investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. The securities were issued in reliance on an exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

         Between October 2007 and November 2007 we issued 8% convertible debentures aggregating $475,000 and issued three year common stock purchase warrants to purchase an additional 950,000 shares at an exercise price of $0.75 per share to eight accredited investors in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The debentures, which are due October 31, 2008, are convertible at the option of the holder at a conversion price of $0.50 per share, which is subject to adjustment if we issue any shares of our common stock at a price of less than $0.50 per share. These debentures include a mandatory conversion feature whereby we can cause the conversion of the debentures upon written notice providing that (i) we has received gross proceeds of $4,000,000 ore more from one or more completed financing transactions, and
(ii) a registration statement covering the shares of common stock underlying the debentures and common stock purchase warrants issued in the transaction is effective. We used the net proceeds from this offering for working capital.

         In November 2007 we issued and sold a one year $2,500,000 principal amount 8% convertible subordinated promissory debenture to an accredited investor in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The debenture is convertible at the option of the holder into shares of our common stock at a conversion price of $0.50 per share, subject to adjustment as hereinafter set forth. In conjunction therewith, we issued the purchaser a three year common stock purchase warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.50 per share, subject to adjustment as hereinafter set forth. We granted the purchaser registration rights for the shares of common stock underlying the debenture and the warrant. The conversion price of the debenture and the exercise price of the warrant is subject to proportional adjustment for stock splits, recapitalizations and similar corporate events. In addition, if we issue any shares of common stock at a price of less than $0.50 per share (or lesser price resulting from any subsequent reset price below $0.50), prior to the filing of a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon the conversion of the debenture or the exercise of the warrant, the exercise and/or conversion prices will be reset to such lower price. We used the net proceeds from this offering for working capital.

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

SPARE BACK UP, INC.


By: /s/ Cery B. Perle                                          November 19, 2007
    -----------------                                          -----------------
    Cery B. Perle                                              Date
    President, Chief Executive Officer & Director
    (Principal executive officer and
    principal financial and accounting officer)