Form 10-K
period 2007-12-31
SPARE BACKUP, INC.
filed 2008-04-14
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 FOR THE TRANSITION PERIOD FROM ______TO _______

                         COMMISSION FILE NUMBER: 0-30687

                               SPARE BACKUP, INC.
                (Name of registrant as specified in its charter)

                Delaware                                  23-3030650
                --------                                  ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

              72757 Fred Waring Drive, Palm Desert, CA 92260 92260
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (760) 779-0251

              Securities registered under section 12(b) of the act:

     Title of each class          Name of each exchange on which registered

            None                                Not Applicable
            ----                                --------------

              Securities Registered Under Section 12(G) Of The Act:

                         Common stock, par value $0.001
                         ------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer                 [ ]    Accelerated filer             [ ]
Non-accelerated filer (Do not check if  [ ]    Smaller reporting company     [X]
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $49,583,101 on June 29, 2007.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 81,079,398 shares of common stock are issued and outstanding as of April 2, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

                                TABLE OF CONTENTS
                                                                        Page No.
                                                                        --------
Part I
Item 1.     Business. ..................................................       4
Item 1A.    Risk Factors ...............................................      11
Item 1B.    Unresolved Staff Comments. .................................      18
Item 2.     Properties. ................................................      18
Item 3.     Legal Proceedings. .........................................      18
Item 4.     Submission of Matters to a Vote of Security Holders. .......      19
Part II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities. .........      19
Item 6.     Selected Financial Data ....................................      21
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation. ........................      21
Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk. ...............................................      33
Item 8.     Financial Statements and Supplementary Data. ...............      33
Item 9.     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure. .......................      34
Item 9A.(T) Controls and Procedures. ...................................      34
Item 9B.    Other Information. ........................................       34
Part III
Item 10.    Directors, Executive Officers and Corporate Governance. ....      35
Item 11.    Executive Compensation. ....................................      39
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters. ............      46
Item 13.    Certain Relationships and Related Transactions,
            and Director Independence. .................................      49
Item 14.    Principal Accountant Fees and Services. ....................      49
Part IV
Item 15.    Exhibits, Financial Statement Schedules. ...................      51

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Part I. Item 1A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                           OTHER PERTINENT INFORMATION

         When used in this annual report, the terms "Spare Backup," " we," "our," and "us" refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiaries.

                                     PART I

ITEM 1.  BUSINESS.

         We are a developer and marketer of a line of software products specifically designed for consumers as well as the small business and home business users. Our products are designed and developed so that technical skills are not necessary to use or manage the software. Our Spare line of software products includes our Spare Backup service, Spare Backup software and our Spare Switch PC data migration software.

OUR PRODUCTS AND SERVICES

         Our flagship product is Spare Backup, a fully-automated remote backup solution designed and developed especially for the small office or home environment which automatically and efficiently backs up all data on selected laptop or desktop computers. As a result, we believe consumers and small companies can ensure file safety in personal computers (PCs) and laptops for backup and retrieval. We launched our Spare Back-up service and software product version 1.0 in March 2005 and are currently offering version 5.0 of the product. Our Spare Switch software enables users to complete the transfer of personal files from one PC to another via a high speed Internet connection. Our software has unique characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

         Spare Backup offers:

         o An automatic program installation that requires absolutely no user interaction to configure backups,

         o No complicated file selection - Spare Backup scans the user's computer and has a number of presets which it backs up automatically, such as:

            o All contacts, email messages and attachments, address book, contacts, folders and contents, signature files from Outlook and Outlook Express,

            o Word, Excel, PowerPoint files, templates and settings from MS Office,

            o My Documents, My Music, My Pictures, Quicken, QuickBooks, MS Money, Turbo Tax and Tax Cut; and

            o  All desktop files.

         In addition, users can manually include any files that are not in the present group.

         o Simple, fast data recovery of individual files or the complete desktop

         o Open file backup, giving the user the ability to back up while a particular program is open

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

         Spare Backup software comes with the monthly service and enables users to also back up to local storage devices with or without using the online service.

         We offer new users a free 14-day trial. Space Backup services cost $6.99 per month for up to 50 gigabytes of data storage.

OUR TARGET CUSTOMERS

         We focus on owners and executives of businesses which do not have an IT (information technology) department that use technology to support their businesses as well as small business users and consumers who desire to secure the redundancy of available files and documents vital to the continuity of their operations, business, or personal information. Since our products and services allow non-technical users to quickly, easily and thoroughly secure and backup their files or data archiving and storage, we believe that our business is uniquely relevant to enabling small companies to succeed using technology. Our products and services also support individual business professionals working in companies of all sizes. Other unique characteristics are additional coding that enables easy to scale infrastructure and support elements. We believe that this characteristic provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

HOW WE MARKET OUR PRODUCTS AND SERVICES

         Our strategy is to partner with leading companies such as computer manufacturers (OEMs), high speed cable providers (MSOs), retailers and warranty and service companies that have established brands as a way to gain acceptance for, and create a demand for, our products and services. We believe that by bundling our products and services as one feature of a value-added service offered by major national and international brands that we will be able to leverage their brand recognition and marketing efforts to accelerate our market acceptance and significantly increase our adoption rates.

         Our products are sold direct to the customer via our web site for online distribution. Users may try our products and services at no cost for a limited trial period by downloading our software.

         In November 2007, we reached an agreement with Comcast Cable in which Comcast will undertake an internal trial program for our online backup service. Both parties have been testing the product and are negotiating the final terms of an agreement. We anticipate a roll out to all broadband subscribers in the second quarter of 2008 with a variety of offerings under various programs.

         In January 2008, we entered into a License Agreement with Sony Electronics, Inc. under which we granted Sony a non-exclusive, world-wide license to our Spare Backup fully-automated remote backup solution and software tools, including the right to reproduce, publish, prepare derivative works and sell the product, as well as the right to use our trade name, trademarks and other identifying logos. Under a one year program, Sony may preinstall our Spare Backup service and software tools, on hardware, and or other Sony products it sells, as it determines, on a royalty-free basis. Sony will receive a percentage of each subscription sold to the end user during the term of the agreement and for 24 months after its termination.

         Under the terms of the agreement, we are responsible for delivery of the service to Sony's end users as well as providing for training, at our expense, to Sony's technical support personnel. We have indemnified Sony in connection with claims related to our products and service raising from non-performance. The agreement, which may be renewed for successive 12 month terms, may be immediately terminated by Sony in the event we should directly or indirectly defraud Sony, for any misrepresentation or breach of any warranty made by us in the agreement, or in the event of our bankruptcy or insolvency. We expect to begin shipping these products in either the second or third quarter of 2008.

         DSG RETAIL LIMITED

         In February 2007, we entered into an exclusive agreement with DSG Retail Limited under which we will provide our Spare Backup PC backup services for DSG Retail Limited's customers in approximately 27 countries in Europe. DSG Retail Limited is part of DSG International Plc ("DSGI"), Europe's leading specialist electronic retailing group that sells through 1,450 stores and online and employing 40,000 people and more than 100 million customers shop in-store and online with it every year. Its brands include PC World, Currys and Dixons.co.uk in the UK and Ireland, Elkj0p in the Nordic countries, UniEuro in Italy, Kotsovolos in Greece, Electro World in central Europe, PC City in France, Spain, Italy and Sweden, and Pixmania.com across Europe.

         Under the terms of the agreement, DSG intends to provide Spare Backup's service through its entire network. Distribution points include but are not exclusive to:

         o all currently subscribed PC Performance agreements, (service agreements),
         o all PC Performance agreements sold during the duration of the agreement,
         o embedded within the images of computers that are provided by DSGI or branded DSGI as an icon on the desktop , and

         o  in addition to direct sales through its network of sales associates.

         DSG Retail has agreed to use its reasonable best efforts to promote our products. Spare Backup has agreed to provide initial training information and marketing materials for DSGI's network of sales associates. Sales of our products will be facilitated through direct links from various points within the DSGI network in addition to associate referrals to the co-branded website.

         The initial term of the agreement was 12 months, with provisions for automatic renewals on each anniversary date of the agreement for an additional 12-month term, unless otherwise terminated by either of the parties on 60 days' prior written notice. On February 13, 2008, the parties agreed to renew the agreement for an additional 12 months with DSG emphasizing that is seeking to renegotiate current terms in anticipation of a potential new three-year deal. The agreement contains customary confidentiality provisions. In addition, during the term of the agreement we have agreed not to enter into any other arrangement or agreement for the provision of similar services within the countries covered by the agreement through other multiple electronic or PC retailer or nationwide supermarket, other than our existing agreements with Computer Associates and Hewlett Packard without prior consent.

         In furtherance of our relationship with DSG International, in October 2007 DSG International has agreed to embed our Spare Backup software in its private label personal computers such as Philips, Advent and EI System's beginning in the first quarter of 2008. Our offer will be launched upon the initialization of the new computer, icons and welcome centers and is covered under the terms of the current agreements between the two companies. We anticipate that our software will be available to approximately 1,000,000 customers through this deployment method.

CUSTOMER SUPPORT

         We provide our tier 1 and tier 2 support for our services. Our tier 1 customer support provides initial call resolution and direct linking capabilities to our tier 2 customer support. Tier 2 customer support is managed by an internal group of specialists who are co-located within our Network Operation Center and software development headquarters in Palm Desert. Co-location with the software development group allows for the resolution of highly specific technical issues as well as identification of potential application flaws. Our support services were initially available from during evening hours during the week and extended hours on weekends. In March 2007 we began offering 24/7/365 customer support.

RESEARCH AND DEVELOPMENT

         Our products were developed primarily by our employees assisted by contractors in certain specialty areas. We have invested approximately $1.2 million and approximately $851,000 in research and development during fiscal 2007 and fiscal 2006, respectively.

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

         We own all of our servers and utilize hosting in geographically dispersed TIA-964 Tier-3 rated collocation facilities. Our server architecture employs multiple servers and switching equipment to provide redundancy and high availability to Spare Backup service users. The entire storage area network
(SAN) storage system is replicated in near real-time to a secondary SAN to backup the primary one, which will automatically become available in the event of an outage at the primary storage array. Our servers use the latest enterprise level operating system available from Microsoft and use industry standard networking and communication protocols. This provides a highly available network that can scale rapidly using off the shelf hardware. These systems are fully redundant and we anticipate our reliability at 99.9%. We can expand our network capacity quickly and with highly predictable costs.

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

         Our computer and communications infrastructure is located in multiple leased facilities in Arizona, California and New Jersey. While our infrastructure is fully redundant and Tier 3 rated, our insurance coverage covers lost profits and accordingly we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

COMPETITION

         We face intense and increasing competition in the web-based backup solutions market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for web-based storage solutions, the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

         o  Service functionality, quality and performance;

         o  Ease of use, reliability and security of services;

         o Establishment of a significant base of customers and distribution partners;

         o  Ability to introduce new services to the market in a timely manner;

         o  Customer service and support; and

         o  Pricing.

         Our primary competitors are various Internet-based backup providers broadcasters, such as Connected.com, Livevault, and backup.com, Carbonite and EMC/Mozy. These companies provide services similar to ours and each have to various degrees a market presence. We also compete with providers of traditional backup technologies, such as Veritas and Symantec (Norton 360).

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

EMPLOYEES

         As of March 20, 2008 we had 35 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS. THE REPORT ON OUR FINANCIAL STATEMENTS FOR FISCAL 2007 CONTAINS AN EXPLANATORY PARAGRAPH REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our net losses for the fiscal years ended December 31, 2007 and 2006 were $26,084,897 and $14,478,439, respectively. We have never generated meaningful revenues to fund our ongoing operations. Our operating losses for fiscal 2007 and fiscal 2006 were $18,765,117 and $11,933,422, respectively, and these losses are primarily attributable to our sales, general and administrative expense which has risen approximately 59% for fiscal 2007 over fiscal 2006. At December 31, 2007 we had approximately $527,000 of cash on hand. We have raised subsequent to December 31, 2007, approximately $1,040,000 from the exercise of outstanding warrants and options, the sale of our common stock, and borrowed $50,000 under a two year note. The proceeds are being used for working capital purposes. However, our current working capital is not sufficient to pay our operating expenses and satisfy our obligations as they become due, including approximately $2,975,000 of short term convertible debt due in the fourth quarter of fiscal 2008. These notes are convertible into shares of our common stock at a conversion price of $0.33 per share and we have the right to cause the conversion of the $475,000 principal amount of these notes to maturity if we receive gross proceeds of $4,000,000 or more from one or more completed financing transactions and there is an effective registration statement covering the resales of the shares underlying the debentures and warrants.

         While we are constantly evaluating our cash needs and existing burn rate in order to make appropriate adjustments in operating expenses, we need to raise additional debt or equity capital to provide funding for ongoing and future operations and to satisfy our obligations as they become due. While we recently engaged an investment banking firm to assist us in a capital raise, no assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our services successfully. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this annual report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE CANNOT PREDICT OUR FUTURE REVENUES OR WHETHER OUR PRODUCTS WILL BE ACCEPTED. IF THE MARKETS FOR OUR PRODUCTS AND SERVICES DO NOT DEVELOP, OUR FUTURE RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

         Net revenues from the sales of our Spare Backup line of products have been limited. We reported net revenues of $260,350 and $73,046, respectively, for the fiscal years ended December 31, 2007 and 2006. While our net revenues significantly increased for fiscal 2007 over fiscal 2006, our net revenues will need to significantly increase if we are to provide cash to fund our operating expenses. We cannot guarantee either that the demand for our Spare Backup line of software products will develop, that such demand will be sustainable or that we will ever effectively compete in our market segment. If we are unable to generate any significant net revenues from our products and services our business, operating results, and financial condition in future periods will be materially and adversely affected and we may not be able to continue our business as presently operated, if at all.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL AS NEEDED, OUR CONTINUED OPERATIONS WILL BE ADVERSELY AFFECTED AND THE FUTURE GROWTH OF OUR BUSINESS AND OPERATIONS WILL BE SEVERELY LIMITED.

         Historically, our operations have been financed primarily through the issuance of equity and debt. Because we have a history of losses and have never generated sufficient revenue to fund our ongoing operations, we are dependent on our continued ability to raise working capital through the issuance of equity or debt to fund our present operations. Because our operating expenses have continued to grow and we do not know if our net revenues will grow at a pace sufficient to fund our current operations, the continuation of our operations and any future growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. While the actual amount of our future capital requirements, however, depend on a number of factors, including our ability to grow our net revenues and manage our business, it is likely we will need to raise a significant amount of capital during fiscal 2008 if we are to continue our current operations and satisfy our obligations as they become due. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. If we are unable to raise additional working capital as needed, our ability to continue our current business will be adversely affected and may be forced to curtail some or all of our operations.

CERTAIN OF OUR OUTSTANDING SECURITIES ARE CONSIDERED DERIVATIVE LIABILITIES. WE HAVE RECOGNIZED NON-CASH INCOME AND LOSSES IN FISCAL 2007 AND FISCAL 2006, WHICH HAVE HAD A MATERIAL EFFECT ON OUR FINANCIAL STATEMENTS.

         In connection with the issuance of the 8% promissory notes in March 2004, we granted a subsequent financing conversion reset right, which expired on March 1, 2006. We issued similar rights to the holders of our 12.5% convertible subordinated promissory debentures. The conversion reset is considered an embedded conversion feature pursuant to EITF Issue No. 00-19. Additionally, because there was no explicit number of shares that are to be delivered upon satisfaction of subsequent financing conversion reset feature, we were unable to assert that we had sufficient authorized and unissued shares to settle such feature. Accordingly, all of our previously issued and outstanding instruments, such as warrants and options issued to non-employees pursuant to rendered services as well as those issued in the future, were classified as liabilities, effective with the granting of the subsequent financing conversion reset feature. This application of EITF Issue No. 00-19 resulted in an expense of $5,609,097 in fiscal 2007. As described in Note 6 to the financial statements which are included elsewhere in this annual report, the application of EITF Issue No. 00-19 on our financial statements for fiscal 2006 resulted in other income to us of $179,927. While these income items are non-cash transactions, in each of the years the application of the accounting standard had a significant impact on our net loss for the period through an addition (reduction) in our net loss of $5,609,097 for fiscal 2007 and ($179,927) for fiscal 2006. At December 31, 2006 our balance sheet reflects a current liability of $11,392,255 related to the derivative liability. During fiscal 2007 we have reclassified all of derivative liabilities amounting to $22,147,932 to additional paid in capital as a result of the repayment and conversion of the 8% convertible promissory notes and conversion of the 12.5% convertible subordinated promissory debentures into common stock. At December 31, 2007, derivative liabilities amounted to $0.

         While at December 31, 2007 we no longer had any derivative liabilities, we have historically been at a disadvantage in negotiating terms of financing transactions which have resulted in the recognition of these derivative liabilities. As described elsewhere herein, we need to raise a significant amount of additional capital to fund our ongoing operations and satisfy our obligations as they become due, including approximately $2,975,000 of short-term debt due during the fourth quarter of fiscal 2008. Accordingly, while we will seek to negotiate terms for such financings which do not result in the recognition of derivative liability expense, there are no assurances we will be successful. In such event, it is possible that our financial statements will reflect the impact of derivative liabilities in future periods which can materially impact our balance sheet and results of operations.

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

THE EXERCISE OF OUTSTANDING WARRANTS AND THE CONVERSION OF OUTSTANDING NOTES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

         As of April 2, 2008 the following securities which are convertible or exercisable into shares of our common stock were outstanding:

         o common stock purchase warrants to purchase a total of 27,243,314 shares of our common stock at prices ranging between $0.32 to $1.50 per share;

         o 9,166,666 shares of our common stock issuable upon the possible conversion of the outstanding $3,025,000 principal amount 8% convertible promissory notes due between October 2008 and February 2010, and

         o 13,693,069 shares of our common stock issuable upon exercise of outstanding options with exercise prices ranging from $0.001 to $2.25.

         The exercise of these warrants and the conversion of the notes may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

OUR QUARTERLY FINANCIAL RESULTS WILL CONTINUE TO FLUCTUATE MAKING IT DIFFICULT TO FORECAST OUR OPERATING RESULTS.

         Our quarterly operating results have fluctuated in the past and we expect our net revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

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

         Our limited operating history and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons. Our current and future levels of expenditures are based primarily on our growth plans and estimates of expected future net revenues. Such expenditures are primarily fixed in the short term and our sales cycle can be lengthy. Accordingly, we may not be able to adjust spending or generate new revenue sources timely to compensate for any shortfall in net revenues. If our operating results fall below the expectations of investors, our stock price will likely decline significantly.

BECAUSE WE EXPECT TO CONTINUE TO INCUR NET LOSSES, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS STRATEGY AND THE PRICE OF OUR STOCK MAY DECLINE.

         We have incurred net losses quarterly from inception through December 31, 2007, and at December 31, 2007 we had an accumulated deficit of approximately $74 million. We expect to continue to incur net losses for the foreseeable future absent a significant increase in our revenues, of which there are no assurances. Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional net revenues to be profitable in the future and we may not generate sufficient net revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing our business strategy, we must, among other things:

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

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently have only two independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

COMPETITION MAY DECREASE OUR MARKET SHARE, NET REVENUES, AND GROSS MARGINS.

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

         o  Customer service and support; and

         o  Pricing.

         Substantially all of our competitors may have more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient net revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

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

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKEOVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS. WE RECENTLY ISSUED OUR CEO A SERIES OF SUPER VOTING PREFERRED STOCK WHICH INCREASED HIS ABILITY TO CONTROL THE OUTCOME OF STOCKHOLDER VOTES.

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

         In addition, our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common stockholders. In January 2008, we created a series of 50,000 shares of Series A Preferred Stock which carries super voting rights of 400 votes per share which were issued to our CEO as additional compensation. Prior to the issuance of the shares of Series A Preferred Stock to Mr. Perle he controlled the vote of approximately 10% of our outstanding voting securities. As a result of the issuance of these securities, Mr. Perle now controls the vote of approximately 28.5% of our outstanding voting securities. This action was approved by our Board of Directors of which Mr. Perle is a member in accordance with the provisions of our certificate of incorporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not applicable to a smaller reporting company.

ITEM 2.  PROPERTIES.

         In November 2006 we entered into a five year lease agreement, commencing January 1, 2007, with an unrelated third party for approximately 6,850 square feet which serves as our principal executive offices. Under the terms of the lease our initial annual base rent is approximately $152,000 and we will be responsible for our pro-rata share of common area expenses. The annual rent will escalate annually during the term of the lease to approximately $171,000 in the fifth year. We believe this facility meets our operational needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         We are a party to litigation in Cole County, Missouri, Ozark Management, Inc. vs. Spare Backup, Inc. Case No. 07AC-CC01045, which was filed on November 15, 2007 by a lessor related to an aircraft lease agreement entered into by us in July 2007. The plaintiff claims damages pursuant to the lease of approximately $452,000 with an additional $15.82 per day, plus attorney's fees. We have removed this case to the Federal District Court for the Western District of Missouri. We have asserted in response to the plaintiff's allegations that the plaintiff breached express and implied warranties concerning the condition of the aircraft and that we rejected the aircraft and/or revoked our alleged acceptance of the aircraft pursuant to the Uniform Commercial Code. We have filed a Counterclaim against the plaintiff which alleges that it substantially breached the lease agreement by providing an aircraft that was not fit for our use and failed to cure the aircraft's deficiencies. The Counterclaim also alleges that plaintiff negligently or intentionally misrepresented the condition of the aircraft to us. We are claiming damages of $191,838.05 including a deposit of $65,000.00, rent of $91,838.05 and a brokerage fee of $35,000.00 together with unspecified damages (at this time) for loss of business and pilot fees, despite the aircraft's inoperable condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock is quoted on the OTCBB under the symbol SPBU. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.
                                                          HIGH          LOW
                                                        --------     ----------
Fiscal 2006

First quarter ended March 31, 2006 ..................   $   0.85     $    0.50
Second quarter ended June 30, 2006 ..................   $   0.52     $    0.24
Third quarter ended September 30, 2006 ..............   $   0.51     $    0.33
Fourth quarter ended December 31, 2006 ..............   $   0.59     $    0.399

Fiscal 2007

First quarter ended March 31, 2007 ..................   $   1.07     $    0.50
Second quarter ended June 30, 2007 ..................   $   1.01     $    0.75
Third quarter ended September 30, 2007 ..............   $   0.91     $    0.40
Fourth quarter ended December 31, 2007 ..............   $   0.70     $    0.42

Fiscal 2008

First quarter ended March 31, 2008 ..................   $   0.50     $    0.315

         On April 8, 2008, the last sale price of our common stock as reported on the OTCBB was $0.34. As of April 2, 2008, there were approximately 975 record owners of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2007.

                                                                                       NUMBER OF
                                                                                       SECURITIES
                                                                                       REMAINING
                                                   NUMBER OF                         AVAILABLE FOR
                                                 SECURITIES TO                      FUTURE ISSUANCE
                                                BE ISSUED UPON   WEIGHTED AVERAGE     UNDER EQUITY
                                                  EXERCISE OF     EXERCISE PRICE      COMPENSATION
                                                  OUTSTANDING     OF OUTSTANDING    PLANS (EXCLUDING
                                                   OPTIONS,          OPTIONS,          SECURITIES
                                                 WARRANTS AND      WARRANTS AND       REFLECTED IN
                                                  RIGHTS (A)        RIGHTS (B)      COLUMN (A)) (C)
                                                --------------   ----------------   ----------------
Plan category Plans approved by stockholders:
    2002 Stock Option and Stock Award Plan...     13,339,549           $0.54           9,865,798
Plans not approved by stockholders...........           none             n/a                 n/a

         A description of each of these plans is contained later in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

RECENT SALES OF UNREGISTERED SECURITIES

         In October 2007 we issued 100,000 shares of our common stock valued at $60,000 to a broker-dealer that is a member of FINRA in connection with a placement agent agreement. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         In January 2008 we issued 90,271 shares of our common stock to 10 accredited investors in connection with the payment of interest on the 8% convertible promissory notes valued at approximately $33,000. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         Between January 2008 and February 2008, in connection with the exercise of outstanding common stock purchase warrants, we issued an aggregate of 1,489,606 shares of common stock to four accredited investors for net proceeds of approximately $495,000. We did not pay a commission or finder's fee in connection with such exercises. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

         In February 2008 we issued 100,000 shares of common stock valued at $45,000 to a consultant as compensation for consulting services in a private transaction exempt from registration under the Securities Act of 1993 in reliance on an exemption provided by Section 4(2) of that act. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters that it was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company.

         In March 2008, we sold in aggregate 1,357,143 shares of our common stock and issued warrants to purchase an additional 678,572 shares to an accredited investor in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We received gross proceeds of $475,000 from this offering. We are using the net proceeds from this offering for working capital.

         In February 2008 we issued and sold a $50,000 principal amount convertible subordinated promissory debenture to an accredited investor in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. In connection with the transaction we issued the purchaser three year common stock purchase warrants to purchase 25,000 shares of our common stock at an exercise price of $0.50 per share. We received $50,000 of proceeds. Interest is payable quarterly on the debenture beginning on March 31, 2008 at the rate of 8% per annum. Interest is payable in cash or shares of our common stock which are either valued at $0.33 per share, if there is no public market for the stock, or 90% of the average closing price of our common stock for the five trading days immediately preceding the interest payment date. The principal and any accrued but unpaid interest is convertible into shares of our common stock at $0.33 per share, subject to proportional adjustment for stock splits, stock dividends and similar events. The conversion price is also subject to a reset if we issue any shares of our common stock at less than $0.33 per share, subject to certain exceptions. We granted the purchaser piggy-back registration rights covering the shares underlying the debenture and warrant. The debenture is subject to a mandatory conversion if we raise $4,000,000 or more in one or more financings providing that the underlying shares are covered by an effective registration statement.

         In April 2008 we entered into a 12 month investment banking agreement with a FINRA member firm pursuant to which it agreed to act as a non-exclusive investment banking consultant for us. As partial compensation we issued the firm a five year common stock purchase warrant to purchase 250,000 shares of our common stock at an exercise price of $0.40 per share. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 6.  SELECTED FINANCIAL DATA.

         Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         Our flagship product is Spare Backup, a fully-automated remote backup solution designed and developed especially for the small office or home environment which automatically and efficiently backs up all data on selected laptop or desktop computers. As a result, we believe small companies can ensure file safety in PCs and laptops for backup and retrieval. We launched our Spare Back-up service and software product version 1.0 in March 2005 and we are currently offering version 5.0 of the product. Our Spare Switch software which enables users to complete the transfer of personal files from one personal computer (PC) to another via a high speed Internet connection. We focus on owners and executives of businesses that use technology to support their businesses, but do not have an IT (information technology) department, as well as consumers who desire to secure the redundancy of available files and documents vital to the continuity of their operations, business, or personal information. Our concept is to develop a suite of complementary products and services which are designed for use by technical and non-technical users featuring a user interface that can cross both sets of users. Our software has unique characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

         We believe that by bundling our products and services as one feature of a value-added service, offered by major national and international brands, that we will be able to leverage their brand recognition and marketing efforts to accelerate our market acceptance and significantly increase our adoption rates. We use an "opt-out" adoption model which varies from partner to partner but requires the user to provide us with enrollment information and a credit card at the time of activation. The initial trial generally provides a certain amount of free storage space once activated and the ability to easily continue the service at the end of the trial period or upgrade the storage capacity. Generally, the terms of these agreements have provided that we will pay these partner companies a percentage of the sales for a specific period of time, after which we retain all revenue generated from the end users.

         In fiscal 2007 we established a business relationship with DSG International. While not a "household" name in the U.S., DSG International is Europe's leading specialist electronic retailing group with more than 1,200 stores and online stores, operating in 27 countries with 40,000 employees. Following the February 2007 execution of the initial agreement, in September 2007 we successfully completed a pilot program and in the fourth quarter of fiscal the product roll out was complete and we launched an extensive marketing campaign. Revenues from our partner agreement with DSG International represented approximately 61% of our total net revenues for fiscal 2007.

         Under the terms of our agreement with DSG International we agreed to provide initial training information and provide marketing materials for DSGI's network of sales associates. During fiscal 2007 we spent approximately $1,523,000 on these marketing trials, together with other marketing and training expenses directly related to the DSG International Plc relationship. During the pilot program a number of marketing strategies and initiatives were undertaken in an effort to determine the most effective approach, including direct mail, email blasts, in store promotions and bundling with other services. During 2007 we were required to spend more time than initially anticipated in the training of the DSG sales associates. When our DSG program was launched, the marketing program included an in store free CD giveaway. While we initially distributed CD's in this promotion, we found that DSG's sales associates required additional training if the value of a back up service was to be effectively promoted to the customer. We have recently completed an additional training video to assist DSG's sales associates in marketing our products and services and expect to relaunch this program during the second quarter in fiscal 2008. In the meantime, we currently offer one gigabyte of free backup service to all DSG customers who participate in its PC extended warranty program. As of mid-March 2008 we have in excess of 9,500 paid subscribers from our DSG program and we believe that our conversion rate to fully paid subscribers in the first quarter of fiscal 2008 continues to increase and the retention rates of those subscribers will remain high.

         During fiscal 2007 we also devoted a significant amount of time and resources to our relationship with Hewlett-Packard which began in fiscal 2006. The initial, limited agreement with Hewlett-Packard Company for a trial PC backup service for U.S. consumers was expanded in fiscal 2007 to a 12 month renewable contract which was further expanded by the inclusion of additional covered territories and products directed to HP's small business customers. We failed to gain adoptions at the anticipated level, due to a number of factors related to the internal operations of HP which were beyond our control. We also developed software that was included in the HP media server, however the product failed in the retail establishments. During the summer of 2007 we engaged in a number of discussions with HP centered around expanding our business relationship; however, when no agreement was reached HP acquired certain intellectual property which is similar to ours from a third party. Accordingly, we are not continuing our efforts in relationship to HP.

         In May 2007 we also entered into a Software License and Distribution Agreement with Gateway Companies, Inc. During fiscal 2007 we completed the custom software design for Gateway and began the roll out of this program during the third quarter of fiscal 2007. While we believe that our software has been preloaded on in excess of 1,000,000 Gateway computers, we encountered certain technical issues in the installation of our software on the Gateway platforms which we were unable to correct and have discontinued our efforts with Gateway. In addition, while we have encountered certain price point resistance from the typical Gateway customer, we still believe we can find the right price point for existing customers that have our software pre-installed on their computer.

         Notwithstanding the difficulties encountered in fiscal 2007 with HP and Gateway, we remain engaged in efforts related to other OEM partners including Sony and Packard Bell, and we are also continuing our efforts to add additional OEM partners as well as to expand our other relationships in other potential distribution channels including retail outlets and Internet service providers. We believe that targeting these larger companies allows us the greatest chance of significantly increasing our subscriber base while ultimately reducing our customer acquisition costs.

         During fiscal 2007 we also began developing sufficient data to begin to predict adoption trends. Based upon information known to us at this time, approximately 55% of the free trial users exceed the one gigabyte of free storage within five months from activation and we have a customer retention rate of approximately 93% when transitioning those free trial users to a paid subscription.

         As described above, during fiscal 2007, we spent significant resources, both financial and management time, in implement our distribution model and broaden our partnership relationships the accomplishment of these goals. These costs included approximately $4,003,000 for sales and marketing, advertising and business development expenses which included approximately $1,523,000 to test various marketing programs in the U.K., including collateral materials, as well as approximately $1,128,000 of travel and travel related expenses, and approximately $1,412,000 of costs associated with technology service which includes engineering development, software and hardware related to the ongoing provision of our services. During this period we also spent approximately $1.2 million on research and development. The research and development and technology service expenses were related to the user interface for our products as well as the development of Workgroup for Hewlett Packard and the media vault family of products.

         In addition to significant expenditures for sales and marketing and research and development during fiscal 2007, our general and administrative expenses also significantly increased during fiscal 2007. As described elsewhere herein, these increases were attributable in part to increased operating costs as we expand our company. Our net revenues are not sufficient to pay our operating costs and as with prior periods we are materially dependent on our ability to raise capital through the sale of our securities to provide cash to fund our operations. During fiscal 2007 we raised approximately $11.9 million in working capital through the issuance of notes, the sale of common stock and the exercise of warrants and options. During the first quarter of fiscal 2008 to date we have raised an additional approximate $1,090,000 from the exercise of warrants and options, the sale of securities and a long-term loan.

         While it is likely we will continue to expend research and development costs during fiscal 2008, we do not presently anticipate that our sales and marketing and related expenses will approach 2007 levels, including with respect to our ongoing relationship with DSG International. Additional early stage partnerships on which our management is currently concentrating, do not require the same level of financial participation on our part in the marketing and launch of our products. In addition, we are seeking to further refine our revenue model with new partners to a cost based model in an effort to increase our revenue share.

         While our net revenues continue to increase, our operating expenses have grown at a significantly higher rate. As set forth elsewhere herein, we will need to raise additional working capital during fiscal 2008 to pay the costs associated with our sales and marketing efforts, expanding our customer base and for our general operating expenses. There are, of course, no assurances that we will be able to raise the additional capital necessary to continue to implement our business model. If this capital is not available to us, we may be forced to curtail some or all of our growth plans and/or operations. If these efforts are not sufficient, it is possible that we could be forced to cease operations.

GOING CONCERN

         We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $74 million since inception through December 31, 2007. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2007 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. While we plan to continue to seek to provide for our capital requirements through the sale of equity securities and debt, we have no firm commitments from any third party to provide this financing and we cannot assure investors we will be successful in raising working capital as needed. In addition, the terms of a number of securities that we sold during fiscal 2007 contain price resets which may inhibit our ability to attract investors. Finally, we have approximately $2,975,000 of short term debt coming due during fiscal 2008 and do not presently have sufficient funds to pay these obligations. There are no assurances that we will have sufficient funds to execute our business plan, pay our operating expenses and obligations as they become due or generate positive operating results.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. This interpretation did not have a material impact on our financial position, results of operations, or cash flows.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

         In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." We believe that our current accounting is consistent with the FSP.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We do not expect that this interpretation will have a material impact on our financial position, results of operations, or cash flows.

         In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. We do not expect that this interpretation will have a material impact on our financial position, results of operations, or cash flows.

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141, " Business Combinations," which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.


         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2007 ("FISCAL 2007") AS COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2006 ("FISCAL 2006")

         Following is comparative information on certain selected income statement items.

                                                               DECEMBER 31,
                                                           2007           2006       $ OF CHANGE    % OF CHANGE
                                                       ------------   ------------   ------------   -----------
Net Revenues ........................................  $    260,350   $     73,046   $    187,304      +256%

Operating expenses:
Research and development ............................     1,248,185        850,982        397,203       +47%
Sales, general and administrative ...................    17,777,282     11,155,486      6,621,796       +59%
                                                       ------------   ------------
         Total operating expenses ...................    19,025,467     12,006,468      7,018,999       +58%

Operating loss ......................................   (18,765,117)   (11,933,422)     6,831,695       +57%

Other income (expense):
Change in fair value of derivative liabilities ......    (5,275,067)       762,713     (6,037,780)        NM
Derivative liability expense ........................      (334,030)      (582,786)       248,756     -42.7%
Interest income .....................................           167              -            167         NM
Transfer - unrealized gain - investment held for sale
  to trading ........................................             -        112,509       (112,509)        NM
Realized loss- trading securities ...................             -       (111,624)       111,624         NM
Gain from litigation settlement .....................       280,000              -        280,000      -100%
Other expense- employee settlement ..................      (136,500)             -       (136,500)        NM
Foreign currency gain ...............................        17,625              -         17,625         NM
Interest expense ....................................    (1,871,975)    (2,725,829)       853,854       +31%
                                                       ------------   ------------
         Total other expenses .......................    (7,319,780)    (2,545,017)     4,774,763       188%
                                                       ------------   ------------
Net loss ............................................  $(26,084,897)  $(14,478,439)    11,606,458       +80%
Comprehensive loss ..................................  $(26,084,897)  $(14,590,948)    11,493,949       +79%

Basic and diluted loss per common share .............  $      (0.38)  $      (0.31)  $       0.07         NM
Basic and diluted weighted average
 common shares outstanding ..........................    68,621,565     46,168,841     22,452,724         NM

NM = not meaningful

NET REVENUES

         Under the terms of our various partner arrangements, the partner companies are entitled to a portion of the revenues generated from user fees and sales of our products. Accordingly, we report net revenues which is the actual amount of revenue received by us after these payments to our partner companies. Management believes that we have doubled our subscriber base in fiscal 2007 from fiscal 2006 and currently have over 41,000 subscribers. In addition, we currently have in excess of 12,000 paid subscribers in our opt-out model and we expect that number to increase by fiscal 2008. For the year ended December 31, 2007, approximately 61% of our total net revenues were primarily attributable to the establishment of an international partner relationship with DSG International focusing in Europe. Although we realized net revenues related to the DSG International relationship, the actual cash attributable to such net revenues was not received by us and is currently applied against amounts we owe DSG International for marketing expenses as described below which was approximately $646,000 at December 31, 2007. Although our sales increased in fiscal 2007 from fiscal 2006, our net revenues are still not sufficient to pay our associated research and development costs or our sales, general and administrative expenses. There can be no assurances that we will continue to recognize similar net revenue increases in future periods or that we will ever report profitable operations.

OPERATING EXPENSES

         Our total operating expenses for fiscal 2007 increased $7,018,999, or approximately 58%, from fiscal 2006. Our operating expenses included expenses related to research and development and sales, general and administrative expenses.

Research and development

         Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. We spent $1,248,185 on research and development expenses for fiscal 2007 as compared to $850,982 for fiscal 2006. Research and development expenses represented approximately 7% of our total operating expenses for fiscal 2007 and for same period in 2006. Our research and development expenses for fiscal 2007 include costs associated with continued development of user interfaces and additional products, including version 5.0 of Spare-Backup, a family pack, and our SMB (small to medium business) products, including Workgroup, and reflected increased research and development efforts to successfully meet various deadlines set by our OEM partners. While several of these OEM relationships are not continuing, we believe that the products developed during fiscal 2007 will have ultimate commercial use for our company. During fiscal 2007 we hired three additional software engineers and a product manager and, subject to the availability of additional capital, will need to hire three additional engineers in fiscal 2008. We anticipate that we will continue to incur research and development expenses in future periods as a result of the addition of new features, the launch of new versions of our products and the expansion of our engineering staff, however we are not able at this time to quantify the amount of such expenditures.

Sales, General, and Administrative Expenses

         For fiscal 2007, our selling, general and administrative expenses were $17,777,282 as compared to $11,155,486 for the same period in fiscal 2006, an increase of $6,621,796, or approximately 59%. Sales, general and administrative expenses represented approximately 93% of our total operating expenses for fiscal 2007 and 2006. The non-cash portion of our sales, general and administrative expenses for fiscal 2007 was $6,946,845 as compared to $5,719,453 for fiscal 2006, an increase of approximately 21%. This increase is primarily attributable to the value of the warrant issued to DSG International as described elsewhere herein. Included in our sales, general and administrative expenses for fiscal 2007 were:

         o Marketing and advertising fees and costs increased approximately 354% in fiscal 2007 to approximately $4,003,000 from approximately $882,000 in fiscal 2006. The increase in sales and marketing, advertising and business development expenses which includes costs associated with the various pilot marketing programs discussed earlier as well as travel and travel related expenses associated with our efforts to further develop and broaden our OEM partner base and non-cash expenses of approximately $1,823,000 associated with the granting of a warrant to DSG International, Plc. Although we realized net revenues related to the DSG International relationship of approximately $158,000 during fiscal 2007, under the terms of our agreement with DSG International we agreed to provide initial training and information and marketing materials for DSGI's network of sales associates. Our costs for these marketing expenses, which is exclusive of the non-cash expense associated with the aforedescribed warrant, were approximately $1,523,000 in fiscal 2007. While a significant portion of these expenses in fiscal 2007 were one-time expenses and we anticipate that we will continue to incur sales and marketing, advertising and business development expenses in fiscal 2008, we are not able to quantify the amount of such expenses,

         o Payroll and employee related cost increased $2,070,000, or approximately 124% to $3,725,000 for fiscal 2007 from $1,655,000 for fiscal 2006. Payroll and employee related costs which include salaries and employee costs, related taxes, recruiting expenses, 401k contributions and stock based compensations. This increase represents the net additional of approximately 11 employees during fiscal 2007 as well as increases in compensation levels of certain of our employees, including our executive officers. Our offices are in a geographic location which is not tech heavy and we face competition in hiring qualified employees and consultants. Our experience has been that in order to recruit qualified employees we are required to pay recruiting expenses and offer relocation packages. If we are able to hire the personnel we presently deem necessary, our selling, general and administrative expenses will increase although we are presently unable to quantify the amount of projected increase,

         o Technology service increased $354,000, or approximately 33% to $1,412,000 for fiscal 2007 from $1,058,000 for fiscal 2006 which includes engineering development, software and hardware related to the ongoing provision of our services. We anticipate that these costs will be relatively constant in fiscal 2008 from fiscal 2007 levels and that as we increase the number of paid subscribers our cost per customer for delivering service will be reduced as we spread the expense over a greater number of subscribers,

         o For fiscal 2007 and fiscal 2006 we recorded non-cash expenses of approximately $701,000 and $76,000, respectively, related to depreciation expenses. The increase is primarily attributable to the purchase of approximately $1,600,000 of servers and other computer equipment for the co-location of a data center in New Jersey which will handle all European traffic that we purchased during fiscal 2007,

         o Stock-based compensation consists of the fair value of options issued to employees. For fiscal 2007 and fiscal 2006 we recorded non-cash expenses of $3,838,404 and $2,250,330, respectively, related to stock-based compensation expense, which includes approximately $3,200,000 attributable to options granted to our executive officers, key employees and directors. Stock-based compensation
- options represented approximately 20% of our total operating expenses for fiscal 2007 as compared to approximately 19% for fiscal 2006. Under SFAS No. 123(R), which was effective January 1, 2006, companies are now required to measure the compensation costs of share-based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. This increase is primarily attributable to the increase in fair values (utilizing the Black Scholes model) at grant dates during fiscal 2007 as compared to fiscal 2006,

         o Travel expenses were approximately $1,128,000 in fiscal 2007 as compared to approximately $1,100,000 in fiscal 2006, an increase of approximately 2%. This increase reflected costs associated with our capital raising activities as well as the expansion of our partner agreements including efforts involving DSG International. We do not presently anticipate that travel expenses for fiscal 2008 will equal fiscal 2007 levels based upon our current focus of partnership development,

         o Amortization of deferred compensation in 2007 consists primarily of the remaining value of shares issued as compensation for consulting services which has not yet been recognized prior to fiscal 2007. We recorded non-cash expenses related to amortization of deferred compensation of $93,370 and $1,855,601 for fiscal 2007 and 2006, respectively. Amortization of deferred compensation represented approximately 1% and approximately 15% of our total operating expenses for fiscal 2007 and fiscal 2006, respectively. Additionally, we issued 150,000 shares of common stock for marketing and investor relations services to us during fiscal 2007. The fair value of such shares amounted to approximately $109,000,

         o During fiscal 2007 and 2006, we issued options and warrants to consultants as compensation for marketing and public relations services to us. We recognized fair value of derivatives at issuance related to such consulting services of $67,520 and $1,537,550 during fiscal 2007 and 2006, respectively. During 2007, we issued warrants to purchase 100,000 shares of our common stock at an exercise price of $0.475 per share to a consultant as compensation for consulting services rendered. During 2006, we paid consultants $525,000 in cash and issued them warrants to purchase 3,300,000 shares of our common stock at exercise prices ranging from $0.35 to $0.60 per share as compensation for their marketing and public relations services. This represented a decrease of $1,319,980, or approximately 86%, from fiscal 2006,

         o Legal fees increased to approximately $671,000 in fiscal 2006 from approximately $384,000 in fiscal 2006. The increase in legal fees are related to general corporate matters, litigation matter against a former employee, and other legal matters in which we are the plaintiff during fiscal 2007,

         o Other sales, general and administrative expenses, which includes rent and general overhead expenses such as utilities and insurance, repairs and maintenance as well as auto expense, meals and entertainment, professional fees and general operating expenses, increased approximately 407% to approximately $2,028,000 for fiscal 2007 from approximately $400,000 for fiscal 2006. The increase is attributable to increased costs associated with the move to our new principal offices during the first quarter of fiscal 2007, as well as increased expenditures related to our operations. We anticipate that other sales, general and administrative expenses for fiscal 2008 will reflect a modest decrease from fiscal 2007 levels.

TOTAL OTHER EXPENSES

         Our total other expenses, net for fiscal 2007 increased $4,774,763, or approximately 188%, from the same period in fiscal 2006. The non-cash component of our total other expenses for fiscal 2007 was $7,556,772 as compared to $2,506,392 for fiscal 2006, an increase of approximately 202%. The increase in total other expenses for fiscal 2007 from fiscal 2006 was primarily attributable to the following:

Change in Fair Value of Derivative Liabilities and Derivative Liabilities expense

         Change in fair value of derivative liabilities and derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 00-19 to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase of approximately $5.3 million and $763,000 for fiscal 2007 and 2006, respectively, has been recognized as other expense/income in those periods. In addition, during fiscal 2007, we have satisfied all of the 8% convertible promissory notes and 12.5% convertible subordinated promissory debentures and accordingly, have reclassified all of derivative liabilities amounting to $22,147,932 to additional paid in capital as a result of the repayment and conversion of the 8% convertible promissory notes and 12.5% convertible subordinated promissory debentures into common stock. At December 31, 2007, derivative liabilities amounted to $0.

         While at December 31, 2007 we no longer had any derivative liabilities, we have historically been at a disadvantage in negotiating terms of financing transactions which have resulted in the recognition of these derivative liabilities, we believe that we may be able to structure transactions which do not require this adverse treatment during fiscal 2008 based upon the operational progress of our company during fiscal 2007. There are, of course, no assurances we are correct.

Interest Income and Interest Expense

         Interest income represents the amount we earn on funds on deposit which was $167 for fiscal 2007 as compared to $0 for fiscal 2006. Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, deferred cost and interest on our convertible promissory notes. The decrease in interest expense during the fiscal 2007 when compared to fiscal 2006 is primarily attributable to the amortization of the deferred cost amounting to approximately $672,000 in fiscal 2006 as compared to $0 in fiscal 2007 and decrease in interest expense as a result of the repayment and conversion of the 8% convertible promissory notes and 12.5% convertible subordinated promissory debentures into common stock during 2007.

Other Expense - Employee Settlement

         In December 2007, we entered into a settlement agreement and mutual release of claims which served as a separation agreement with Jenell Fontes, a former key employee who served as our Director of Marketing. In conjunction with this agreement, we issued her an aggregate of 505,357 shares of our common stock upon the cashless exercise of 505,357 stock options granted to her in conjunction with her employment in January 2003 and August 2005 in consideration for past services performed. In connection with this cashless exercise, we recognized stock based compensation expense of $10,005 during the year ended December 31, 2007. We also granted her 200,000 five-year stock options to purchase common stock in connection with this settlement agreement at an exercise price of $.0001 per share. We valued these options utilizing the Black-Scholes options pricing model at approximately $0.49 or $98,000 Additionally, we agreed continue to pay her medical and dental coverage, provide her continued exclusive use of a vehicle leased by us and provide her a car allowance until June 2008. The value of these severance benefits in fiscal 2007 amounted to approximately $10,000 and has been included in accrued expenses. We have recorded a total of $108,000 in connection with this settlement agreement in fiscal 2007. We will record an additional approximate $12,000 in expense in fiscal 2008 related to the value of the continued use of a vehicle leased by us.

         In December 2007, we also entered into a settlement agreement and mutual release of claims which served as a separation agreement with a former employee. Under the terms of the agreement, all remaining options to purchase an aggregate of 149,002 shares of our common stock at exercise prices of $0.34 to $0.50 per share which had been previously granted to her under the terms of our 2002 Stock Option and Stock Award Plan will remain exercisable until their original termination dates between July 2011 and October 2012. Additionally, we agreed to pay medical and dental coverage for her until March 2008. We have recorded a total of $28,500 in connection with this settlement agreement in fiscal 2007 and we do not expect to report similar expense in future periods.

Gain from Litigation Settlements

         During fiscal 2007 we settled three ongoing litigation matters which resulted in a one-time net gain of $280,000. We did not have any comparable gains in fiscal 2006.

Foreign currency gain

         Under the terms of our agreement with DSG International we are required to make certain payments in British Pound Sterling. As of December 31, 2007, we owed DSG International approximately $646,000 or (pound)324,000. Foreign currency gain of $17,625 for fiscal 2007 represents a non-cash gain which reflects the fluctuation of conversion rate of British Pound Sterling to U.S. dollar from an average conversion rate of $2.06 between October 2007 and November 2007 to a conversion rate of $1.99 on December 31, 2007.

Net Loss, Transfer - unrealized gain - Comprehensive Loss

         For fiscal 2007 we reported a net loss of $26,084,897, an increase of $11,606,458, or approximately 80%, from fiscal 2006. For fiscal 2006 we recognized a loss of $112,509 on the transfer of unrealized gain - investment held for sale to trading security. The item of expense was a one-time event and we did not report similar expense in fiscal 2007. This one-time, non-cash item, however, increased our comprehensive loss in fiscal 2006 by $112,509 for fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between December 31, 2007 and December 31, 2006:

                                                            DECEMBER 31,   DECEMBER 31,       $ OF        % OF
                                                              2007 ($)       2006 ($)        CHANGE      CHANGE
                                                            ------------   ------------   -----------    ------
Working capital (deficit) ...............................    (2,634,060)   (11,852,100)     9,218,040      -78%
Cash ....................................................       527,402        146,318        381,084      260%
Restricted cash .........................................             0        872,820       (872,820)    -100%
Prepaid marketing expenses ..............................       181,238              0        181,238     +100%
Total current assets ....................................       708,640      1,019,138       (310,498)     -30%
Property and equipment, net .............................     1,652,077        488,818      1,163,259     +238%
Other assets ............................................             0         75,380        (75,380)    -100%
Total assets ............................................     2,360,717      1,583,336        777,381      +49%

Accounts payable and accrued expenses ...................     2,878,014        853,176      2,024,838     +237%
8% convertible promissory notes, net of debt discount ...       416,376        293,509        122,867       42%
12.5% convertible subordinated promissory debentures, net             0        295,201       (295,201)    -100%
Accrued interest on convertible promissory notes ........        33,310         22,097         11,213       51%
Derivative liabilities ..................................             0     11,392,255    (11,392,255)    -100%
Due to stockholder ......................................        15,000         15,000              0       n/a
Total current liabilities ...............................     3,342,700     12,871,238     (9,528,538)     -74%
Total liabilities .......................................     3,342,700     12,877,664     (9,534,964)     -74%

NM = not meaningful

         We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2007 contains an explanatory paragraph regarding our ability to continue as going concern. At December 31, 2007, we had cash on hand of $527,402 and subsequent to that date we have raised an additional $1,090,000. Our cash on hand, however, is not sufficient to fund our ongoing operating expenses and satisfy our obligations as discussed below.

         At December 31, 2007, we had a working capital deficiency of approximately $2,634,000 which reflects current assets of $708,640 less current liabilities of $3,342,700. Our current assets decreased by $310,498 from December 31, 2006 to December 31, 2007. Included in these changes is an increase of:

         o $381,084 in cash which we used for general working capital,

         o $181,238 in prepaid marketing expenses which represents the value of the warrant we issued to DSG International Plc which is being amortized for the remaining period of the agreement,

         o $2,024,838 in accounts payable and accrued expenses. Included in this amount was approximately $398,000 which has been reserved for possible expenses in conjunction with our early termination of an aircraft lease and $646,000 due DSG International for marketing related expenses. As set forth above, DSG International is offsetting this obligation through the retention of our portion of net revenues earned by us from usage fees and the sale of our products by it,

         o $122,867 in amounts due under 8% convertible subordinated promissory debentures. During fiscal 2007, the holders of these notes converted earlier issued 8% notes amounting to approximately $292,000 into shares of our common stock pursuant to the terms of the instruments. Subsequent thereto, during fiscal 2007 we issued and sold new convertible promissory notes aggregating $2,975,000, net of debt discount of $2,558,624,

         o $11,213 of accrued interest under the 8% convertible promissory debentures. During January 2008, we issued 90,271 shares in connection with the payment of interest on the 8% convertible promissory notes.

         These increases were offset by decreases of:

         o $872,820 in restricted cash. Under the terms of an agreement with Circuit City, in fiscal 2006 we deposited $1,000,000 in an escrow account to secure the obligations associated with compensation to Circuit City. Under this agreement, Circuit City will be entitled to earn a maximum fee of $20 for each customer which includes the amount of the 60 day trial paid directly to Circuit City either from a customer for an in-store purchase or collected by us for purchases made through the co-branded website and an amount for every Circuit City customer who purchases as Spare Backup service after the initial 60 day trial period. These amounts will be disbursed to Circuit City from the escrowed funds until the funds are depleted; thereafter, we are required to pay Circuit City within 15 days of the end of the month in which the fee was earned. Through December 31, 2006 approximately $127,000 was disbursed to Circuit City under the terms of the agreement. In February 2007 we amended the terms of the escrow to reduce the amount covered by the account. Pursuant to the amendment, an additional $72,680 of the escrowed funds was disbursed to Circuit City as marketing expenses and approximately $800,000 of the escrowed funds were returned to us. We used those monies for general working capital. At December 31, 2007, $0 remained on deposit in the escrow account,

         o $375,000 in amounts due under 12.5% convertible subordinated promissory debentures, net of debt discount of $79,799, and accrued interest on these notes. During fiscal 2007 the holders of these notes converted the notes into shares of our common stock pursuant to the terms of the instruments, and

         o $11,392,255 in derivative liabilities. As described earlier in this section, as a result of the satisfaction of the 8% convertible promissory notes and 12.5% convertible subordinated promissory debentures, this non-cash liability was reclassified to paid in capital.

         During fiscal 2007, our cash increased $381,084. This increase consisted of $10,758,682 in cash provided by financing activities which was offset by $8,527,867 of cash used in operating activities, which is net of a reduction of $872,820 in restricted cash held in escrow under the terms of our Circuit City agreement which was released back to us as described in this report, and $1,849,731 of cash used in investing activities.

         Net cash used in operating activities for fiscal 2007 increased $1,808,161 from the same period in 2006. Included in this change is an increase in our net loss for the period to $26,084,897, as compared to a net loss of $14,478,439 for fiscal 2006, and is primarily attributable to the effect of increased expenses for fiscal 2007 related to non-cash transactions, including the losses associated with derivative liabilities, prepaid marketing expense, value of shares issued for services and settlement agreement, depreciation and the value of stock options issued as compensation, together with a decrease in other current assets of $75,380, increases in accounts payable and accrued expenses of $1,663,364, and an increase in accrued interest of $42,486.

         Net cash used in investing activities was $1,849,731 for fiscal 2007 as compared to net cash used in investing activities of $201,165 for the comparable period in 2006. This change is attributable to the purchase of servers and other computer equipment for the New Jersey data center as described above. We did not have any comparable purchases during fiscal 2006.

         Net cash provided by financing activities was $10,758,682 for fiscal 2007 as compared to $6,901,251 for fiscal 2006. During fiscal 2007, we received net proceeds of $4,207,101 from the issuance of our common stock, $3,423,061 from the exercise of stock warrants and options, and $4,300,000 proceeds from issuance of convertible promissory notes which was offset by the $1,250,000 (less $100,000 previously paid) repurchase of shares of our common stock associated with the exercise of a put right by Robinson Reed, Inc. and $21,480 principal repayments on the 12.5% subordinated convertible promissory debentures and 8% convertible promissory notes. During fiscal 2006, we received $6,924,224 from the issuance of our common stock and $1,500,000 from issuance of bridge notes which was offset by the payment of financing costs and principal repayments of lease obligations in the aggregate amount of $614,493. Additionally, we made principal repayments on a convertible promissory note amounting to $275,000 and repurchase of 5,882,352 shares of our common stock from Langley Park Investment Trust PLC for $633,602.

         We have generated minimal net revenues since inception and our current net revenues are not an adequate source of cash to fund our operating expenses or pay our obligations as they become due. Our general and administrative expenses for fiscal 2007 increased approximately $6,600,000, or approximately 59%, from the comparable period in fiscal 2006 and our accounts payable and accrued expenses have increased approximately 237% at December 31, 2007 from December 31, 2006. A material amount of these payables are aged. In addition, we have $2,975,000 due between October 2008 and November 2008 as principal and interest payments on our 8% convertible debentures upon their maturity.

         Historically we have relied on private placement issuances of equity and debt financing instruments to provide capital for our company. In order to pay our obligations as they become due and grow our business we will need to raise additional working capital. The actual amount of our future capital requirements depends primarily on the rate at which we increase our net revenues. While we continue to believe in the viability of our business model and believe that our products and services will inevitably be accepted by consumers at a rate which will translate to significantly increased net revenues, we are unable at this time to predict when our net revenues will be sufficient to fund our operating expenses. We do not have any external sources for working capital. While we do not have any firm commitments by any third party to provide capital to us, we recently engaged an investment banking firm to assist us in raising capital on a best efforts basis. There can be no assurance, however, that acceptable financing to fund our ongoing operations and pay our obligations as they become due can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations and pay our obligations as they become due, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCOURSES ABOUT MARKET RISK.

         Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our financial statements are contained in pages F-1 through F-31, which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

         o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

         o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

         o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

         Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

         Based on this assessment, our management has concluded that as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

         This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

         There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

         The following individuals serve as our executive officers and members of our Board of Directors:

NAME                     AGE         POSITIONS
----                     ---         ---------
Cery B. Perle             45         Chief Executive Officer,
                                     President and Chairman of the Board
Edward Hagan              34         Secretary and Director
Richard Galterio          42         Director

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

         In September 1998, the Securities and Exchange Commission commenced a civil action against Mr. Perle and Waldron & Co., a broker-dealer registered with the Commission. The civil action alleged that Mr. Perle and Waldron artificially raised the market price of Shopping.com, an Internet retailer whose initial public offering was underwritten by Waldron & Co. In February 1999, the United States District Court for the Central District of California, acting upon the Commission's allegations, entered a permanent injunction against Mr. Perle, enjoining him from violating Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 15(c)(1) of the Securities Exchange Act of 1934 and Rules 10b-5 and 15cl-2 thereunder, and required Mr. Perle to pay a $110,000 civil penalty. As a result of the February 1999 injunction, in October 1999, Mr. Perle was barred from association with any broker-dealer. In June 2001, Mr. Perle was barred by the National Association of Securities Dealers, Inc. from any association with any FINRA (formerly NASD) member in any capacity. The sanction was based upon findings that Mr. Perle received $30,000 of checks from customers for the purchase of Shopping.com IPO stock prior to the IPO registration statement being declared effective by the Commission. In April 1998, a class action lawsuit was filed against Shopping.com, Mr. Perle and Waldron in the United States District Court for the Central District of California. Mr. Perle filed for personal bankruptcy in 2001 for which a final decree was granted in March 2002. In January 2001 the U.S. Department of Labor brought an action against Waldron & Co. and Mr. Perle in the U.S. District Court for the Central District of California for violations of the Employee Retirement Income Security Act of 1974 (ERISA) alleging that violations of ERISA occurred when Waldron & Co. and Mr. Perle failed to forward contributions of approximately $50,000 withheld from employee paychecks to Waldron & Co.'s 401(k) Plan. Among other relief's, the suit sought to permanently bar Mr. Perle from serving as a fiduciary of or service provider to any plan covered by ERISA. Although Mr. Perle was never formally notified of the outcome of the action, he has assumed that such an order was issued.

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

         RICHARD GALTERIO. Mr. Galterio has been a member of our Board of Directors since June 2003. Since March 2007 he has been an Executive Vice President of China Direct, Inc. (AMEX: CDI). Prior thereto, from March 2005 until December 2007 he was Chief Operating Officer, Chief Compliance Officer and Secretary of Skyebanc, Inc., a FINRA member firm. From January 2001 until March 2005 he was Managing Director of Private Equity for vFinance, Inc., an investment banking firm which is a member of FINRA, a position he had held since the acquisition in September 1998 by vFinance, Inc. of First Level Capital, a FINRA member firm which he co-founded in 1998. Mr. Galterio is also a member of the Board of Directors of ResQnet. During his tenure at First Level Capital, Mr. Galterio served as Compliance and Operations Director. Mr. Galterio was employed by Commonwealth Associates, a FINRA member firm, from 1991 to 1998, initially in the capacity as a registered representative (1991 to 1993) and then as Managing Director (1994 to 1998) where his responsibilities included branch management and compliance. From 1986 to 1991, Mr. Galterio was Director of Research for Barry Leeds and Associates, a firm specializing in sales tracking research for the banking industry. Mr. Galterio received a B.S. in Business Management with honors from Villanova University. Mr. Galterio holds Series 27, 7 and 55 licenses from FINRA.

         There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

KEY EMPLOYEES

         Following is biographical information on those persons whom we consider key employees of our company:

NAME                AGE         TITLE
----                ---         -----
Ivor Newman          42         Vice President of Operations
Darryl Adams         32         Director of Software Operations

         IVOR A. NEWMAN. Mr. Newman, 42, has served as Vice President of Operations of our Spare Backup subsidiary since May 2006. Mr. Newman has over 19 years of program management and product marketing experience. Prior to joining Spare Backup, from November 1999 to May 2006, Mr. Newman was the Worldwide cross line of business (X-Lob) Program Manager for Dell Inc. where he was responsible for the successful creation and implementation of global services programs. Mr. Newman joined Dell in 1999 and was intimately involved with the global services division.

         DARRYL ADAMS. Mr. Adams, 32, has served as our Director of Software Operations since October 2006. Mr. Adams is experienced in software development. Prior to joining our company, from March 2003 until October 2006 he was employed by Automated Trading Desk, LLC, a South Carolina based high-tech brokerage and market maker that applies sophisticated algorithmic methods to equities trading, as a team member responsible for implementation and analysis of various stock price prediction engines. From December 2001 to March 2003 he operated Cinderblock Inc., a North Carolina-based consulting firm that he founded which provided custom software solutions for technology companies and from September 1999 to October 2001 he was employed by ClickRadio, Inc., a provider of Internet based music entertainment software, where he participate in the development of software elements and was responsible for client configuration management and build processes needed to release software and upgrades to the public. Mr. Adams received a B.S. with honors in mathematics from the College of Charleston.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2007 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2007, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the above Board members failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2007, except as set forth below:

         o During 2007, Mr. Cery Perle did not timely file on five occasions reporting:

            o The receipt of an option grant for 100,000 shares of common stock,
            o The exercise of an option to purchase 96,000 shares of common stock and the gifting of those shares to trusts held for the benefit of minor children,
            o The receipt of an option grant for 500,000 shares of common stock,
            o The receipt of an option grant for 100,000 shares of common stock, and
            o The exercise of an option to purchase 904,000 shares of common stock.

         o During 2006, Mr. Rich Galterio did not timely file on one occasion reporting the receipt of an option grant for 500,000 shares of common stock.

         o During 2006, Mr. Edward Hagan did not timely file on three occasions reporting:

            o The gift of 32,000 shares to trusts held for the benefit of minor children,
            o The receipt of an option grant for 250,000 shares of common stock, and
            o The gift by his wife of 30,000 shares to a trust held for the benefit of a minor child.

         Messrs. Perle, Hagan and Galterio have subsequently filed the delinquent reports.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because of the small size of our company and the even number of independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

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

         Since our formation we have relied upon the personal relationships of our CEO to attract individuals to our Board of Directors. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. As with most small companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board of Directors to include one or more additional independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these additional independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation recorded by us in the last completed fiscal year for

         o our principal executive officer or other individual serving in a similar capacity,

         o our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2007 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. In the case of our company this includes two key employees of our company, and

         o up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2007.

         For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with FAS 123R.

                                            SUMMARY COMPENSATION TABLE
                                            --------------------------
                                                              NON-EQUITY     NONQUALIFIED       ALL
NAME AND                                 STOCK    OPTION    INCENTIVE PLAN     DEFERRED        OTHER
PRINCIPAL             SALARY    BONUS    AWARDS   AWARDS     COMPENSATION    COMPENSATION   COMPENSATION    TOTAL
POSITION       YEAR     ($)      ($)      ($)       ($)           ($)        EARNINGS ($)        ($)         ($)
   (A)          (B)     (C)      (D)      (E)       (F)           (G)             (H)            (I)         (J)
------------   ----   -------   ------   ------   -------   --------------   ------------   ------------   -------
Cery Perle     2007   245,989        0   33,401   468,000                0              0        204,696   952,086
(1)
               2006   243,650        0        0   571,908                0              0         50,515   866,073

Ivor Newman    2007   180,000   15,800   17,190   250,000                0              0         14,679   477,669
(2)
               2006   101,080        0        0   318,500                0              0         18,360   437,940

Darryl Adams   2007   246,429        0   17,602   561,000                0              0         34,734   859,765
(3)
               2006   159,333        0        0         0                0              0              0   159,333

(1) Mr. Perle has served as our president and CEO since February 2004. During 2007 in addition to his salary, Mr. Perle's compensation included stock awards of 22,335 shares of our common stock which were valued at $13,401, stock award of 1,000,000 shares of our common stock as a result of a cashless exercise valued at $20,000, and option awards to purchase a total of 700,000 shares of our common stock at an exercise prices ranging from $0.44 to $0.93 per share which were valued at $468,000. Other compensation for fiscal 2007 included $45,000 of payment of unused vacation and sick pay, $50,193 for payment of personal expenses, $40,801 for payment of health, dental and life insurance and $68,702 for automobile expense. For fiscal 2006 in addition to his salary Mr. Perle's compensation included option awards to purchase a total of 2,800,000 shares of our common stock at an exercise prices ranging from $0.34 to $0.45 per share which were valued at $571,908, together with other compensation which included $19,983 payment of unused vacation pay and $30,532 of automobile expenses.

(2) Mr. Newman has served as our Vice President of Operations since May 2006. In addition to his salary, Mr. Newman's fiscal 2007 compensation included stock awards of 28,650 shares of our common stock which were valued at $17,190 and option awards to purchase a total of 500,000 shares of our common stock at an exercise prices ranging from $0.44 to $0.93 per share which were valued at $250,000. Other compensation for fiscal 2007 included $14,679 for payment of health and dental insurance. For fiscal 2006 in addition to his salary Mr. Newman's compensation included option awards to purchase a total of 700,000 shares of our common stock at an exercise prices ranging from $0.34 to $0.43 per share which were valued at $318,500, together with other compensation which included $2,104 of automobile expenses and $16,256 for temporary housing expenses.

(3) Mr. Adams has served as our Director of Software Operations since October 2006. In addition to his salary, Mr. Adams' fiscal 2007 compensation included stock awards of 29,337 shares of our common stock which were valued at $17,602 and option awards to purchase a total of 1,100,000 shares of our common stock at an exercise prices ranging from $0.48 to $0.51 per share which were valued at $561,000. Other compensation for fiscal 2007 included $3,532 for payment of health and dental insurance, $11,567 for automobile expense and $19,635 for temporary housing expenses.

AGREEMENT AND MUTUAL RELEASE OF CLAIMS WITH JENELL FONTES

         On December 31, 2007 we entered into an Agreement and Mutual Release of Claims with Ms. Jenell Fontes. Ms. Fontes had served as our Director of Marketing from 2003 until her resignation on December 31, 2007 and was formerly the fiancee of our CEO, Mr. Perle. Under the terms of the agreement, we agreed to provide paid medical and dental coverage for her and her dependents and a monthly car allowance of $1,000 for a six month period following the termination of her employment. We are also permitting her to continue the exclusive use of a leased vehicle which was provided her during her employment through the term of the lease. In addition, we granted her five year options to purchase 200,000 shares of our common stock at an exercise price of $0.001 per share. All remaining options to purchase 475,000 shares of our common stock at exercise prices of $0.34 to $0.45 per share which had been previously granted to her under the terms of our 2002 Stock Option and Stock Award Plan will remain exercisable until their original termination dates between March 2010 and July 2011. Finally, in conjunction with her exercise of options to purchase an aggregate of 505,357 shares of our common stock which had been granted to her in January 2003 and August 2005 we waived the payment of the aggregate exercise price of $10,005 and has been recognized as stock based compensation expense during fiscal 2007. The agreement contained a mutual release and a reaffirmation of her obligations to maintain confidentiality of information related to our company. In conjunction with this agreement we recognized settlement expense of $108,000 during fiscal 2007 which includes expense of approximately $10,000 that has been accrued as of December 31, 2007 related to the medical benefits and car allowance we agreed to provide through June 2008. The costs associated with the continued exclusive use of the leased vehicle through June 30, 2008 will be recognized in fiscal 2008. Upon the expiration of this six month period, Mr. Perle has orally agreed to personally pay the expenses associated with such vehicle through the expiration of the lease term.

EMPLOYMENT AGREEMENTS AND NARRATIVE REGARDING EXECUTIVE COMPENSATION

         On January 1, 2003 we entered into a two-year employment agreement with Mr. Cery B. Perle to serve as our president. The agreement automatically renewed for an additional two-year term upon its expiration, with a 10% increase in his base salary annually. Under the terms of this agreement, we currently pay Mr. Perle an annual base salary of $239,800. We initially granted him an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.01 per share as additional compensation. This option vested ratably over the two-year term of the agreement. Upon the renewal of the agreement in January 2006 we granted him options to purchase an additional 2,000,000 shares of common stock with an exercise price of $0.45 per share, which vest ratably over a 24-month period. During fiscal 2007 we issued him 22,335 shares of our common stock which were valued at $13,401, 1,000,000 shares of our common stock as a result of a cashless exercise valued at $20,000, and granted options to purchase a total of 700,000 shares of our common stock at an exercise prices ranging from $0.44 to $0.93 per share which were valued at $468,000. The agreement also provides for an automobile allowance which is presently $4,000 per month, paid vacation, fringe benefits commensurate with his duties and responsibilities and benefits in the event of disability, as well as containing certain non-disclosure and non-competition provisions. Under the terms of the agreement, we may terminate Mr. Perle's employment either with or without cause. If the agreement is terminated by us without good cause, or by Mr. Perle with cause, we would be obligated to pay him his base salary though the end of the term of the agreement, continue his benefits through the end of the term and all options would continue to vest during the remaining period of the term. To the extent that Mr. Perle is terminated for cause, or he voluntarily resigns, no severance benefits will be paid.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2007:

                               OPTION AWARDS                                            STOCK AWARDS
         --------------------------------------------------------------  -------------------------------------------
                                                                                                          Equity
                                                                                                          incentive
                                                                                   Market    Equity       plan
                                                                         Number    value     incentive    awards:
                                                                         of        of        plan         Market or
                                     Equity                              shares    shares    awards:      payout
                                     incentive                           or        or        Number of    value of
                                     plan awards:                        units     units     unearned     unearned
         Number of    Number of      Number of                           of        of        shares,      shares,
         securities   securities     securities                          stock     stock     units or     units or
         underlying   underlying     underlying                          that      that      other        other
         unexercised  unexercised    unexercised   Option                have      have      rights       rights
         options      options        unearned      exercise  Option      not       not       that have    that have
         (#)          (#)            options       price     expiration  vested    vested    not vested   not vested
Name     exercisable  unexercisable  (#)           ($)       date        (#)       ($)       (#)          (#)
(a)      (b)          (c)            (d)           (e)       (f)         (g)       (h)       (i)          (j)
-------  -----------  -------------  ------------  --------  ----------  -------   -------   ----------   ----------
Cery B.      100,000                                   0.45    03/21/10
Perle        500,000                                   0.45    06/30/10
           2,000,000                                   0.45    01/14/11
             500,000                                   0.41    05/31/11
             118,000                                   0.34    07/26/11
              50,000                                   0.43    10/12/11
             100,000                                  0.442    01/09/12
             500,000                                   0.93    04/05/12
             100,000                                   0.48    09/26/12

Ivor         100,000                                   0.34    07/27/11
Newman       247,917        102,083                    0.40    08/01/11
             133,333         66,667                    0.45     8/23/11
              50,000                                   0.43    10/13/11
             100,000                                  0.442    01/09/12
             100,000                                   0.93    05/04/12
             100,000                                   0.80    06/21/12
             100,000                                   0.45    09/13/12
             100,000                                   0.50    10/19/12

Darryl       500,000        500,000                    0.51    01/05/12
Adams        100,000                                   0.48    09/26/12

2002 STOCK OPTION AND STOCK AWARD PLAN

         OVERVIEW

         On August 9, 2002, our board of directors authorized, and holders of a majority of our outstanding common stock approved and adopted, our 2002 Stock Option and Stock Award Plan covering 1,000,000 shares of common stock. On April 20, 2004, the plan was amended to increase the number of shares covered by the plan to 12,000,000 shares to accommodate grants previously provided under the Grass Roots Communications, Inc. compensation program, and on May 31, 2006 the plan was again amended to further increase the number of shares covered by the plan to 27,000,000 shares.

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

         During fiscal 2007 we granted options to purchase an aggregate of 6,107,500 shares of our common stock at exercise prices ranging from $0.001 to $0.97 per share to our executive officers, directors, employees and consultants. At each of December 31, 2007 and March 31, 2008 we had 9,865,798 shares and 6,230,798 shares, respectively, available for grant under the plan.

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

         MANNER OF EXERCISE

         Plan options are exercisable by delivery of written notice to us stating the number of shares with respect to which the option is being exercised, together with full payment of the purchase price therefore. Payment shall be in cash, checks, certified or bank cashier's checks, promissory notes secured by the shares issued through exercise of the related options, shares of common stock or in such other form or combination of forms which shall be acceptable to the board of directors or the committee, provided that any loan or guarantee by us of the purchase price may only be made upon resolution of the board of directors or committee that such loan or guarantee is reasonably expected to benefit us.

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

         DIRECTOR COMPENSATION

         Our Board of Directors is comprised of Messrs. Perle, Galterio and Hagan. Mr. Perle, who is also an executive officer of our company, does not receive any compensation specifically for his Board services. The following table provides information concerning the compensation of Messrs. Hagan and Galterio for services as members of our Board of Directors for fiscal 2007. The value attributable to any option awards is computed in accordance with FAS 123R.

                                          DIRECTOR COMPENSATION
                                          ---------------------
                                               Non-equity
                 Fees                          incentive     Nonqualified
               earned or   Stock    Option        plan         deferred      All other
                paid in    awards   awards    compensation   compensation   compensation
    Name       cash ($)     ($)       ($)         ($)        earnings ($)        ($)       Total ($)
     (a)          (b)       (c)       (d)         (e)             (f)            (g)          (h)
------------   ---------   ------   -------   ------------   ------------   ------------   ---------
Edward L.              0        0   187,500              0              0              0     187,500
Hagan (1)

Richard                0        0   375,000              0              0              0     375,000
Galterio (2)

(1) Represents the value of options to purchase 250,000 shares of our common stock with an exercise price of $0.93 per share.

(2) Represents the value of options to purchase 500,000 shares of our common stock with an exercise price of $0.93 per share.

         We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At April 2, 2008 we had 81,079,398 shares of common stock and 50,000 shares of Series A Preferred Stock issued and outstanding. Each share of common stock entitles the holder to one vote and each share of Series A Preferred Stock entitles the holder to 400 votes at any meeting of our stockholders and the shares of common stock and Series A Preferred Stock vote together on all matters submitted to a vote of our stockholders, provided, however, that the Mr. Perle is not eligible to vote the shares of Series A Preferred Stock in connection with an amendment to increase the number of our authorized shares of common stock if such amendment is proposed to our stockholders within four months from the date of issuance of the shares in January 2008. The following table sets forth information known to us as of April 2, 2008 relating to the beneficial ownership of shares of our voting securities by:

         o each person who is known by us to be the beneficial owner of more than five percent of our outstanding voting stock;

         o  each director;

         o  each named executive officer; and

         o  all named executive officers and directors as a group.

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

                                              AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                       ------------------------------------------------------
                                             COMMON STOCK           SERIES A PREFERRED STOCK
                                       -------------------------    -------------------------    % OF
             NAME                      # OF SHARES    % OF CLASS    # OF SHARES    % OF CLASS    VOTE
-----------------------------------    -----------    ----------    -----------    ----------    -----
Cery B. Perle (1) .................     10,914,694         12.9%         50,000          100%    29.5%
Edward L. Hagan (2) ...............      2,725,000          3.3%              0           n/a     2.7%
Richard Galterio (3) ..............      2,100,000          2.5%              0           n/a     2.0%
Ivor Newman (4) ...................      1,195,833          1.5%              0           n/a     1.2%
Darryl Adams (5) ..................      1,060,181          1.3%              0           n/a     1.0%
All named executive officers and
directors as a group (five persons)
(1),(2),(3),(4) and (5) ...........     17,995,708         20.0%         50,000          100%    34.6%

*  represents less than 1%

(1) The number of shares beneficially owned by Mr. Perle includes:

   o a total of 7,314,694 shares of our common stock which are presently outstanding, including 1,140,194 shares held by Mr. Perle, 4,000,000 shares held by a trust for his benefit, 724,500 shares held in trust for his minor children, and 1,500,000 shares of common stock held by Preston & Price, S.A., over which Mr. Perle can exercise voting rights,

   o options to purchase 2,100,000 shares of common stock with an exercise price of $0.45 per share,

   o options to purchase 250,000 shares of common stock with an exercise price of $0.34 per share,

   o options to purchase 50,000 shares of common stock with an exercise price of $0.425 per share,

   o options to purchase 100,000 shares of common stock with an exercise price of $0.442 per share,

   o options to purchase 100,000 shares of common stock with an exercise price of $0. 48 per share,

   o options to purchase 500,000 shares of common stock with an exercise price of $0.93 per share, and

   o options to purchase 500,000 shares of common stock with an exercise price of $0.32 per share.

(2) The number of shares beneficially owned by Mr. Hagan includes:

   o  1,029,975 shares of our common stock which are presently outstanding,

   o  344,000 shares of our common stock held by his wife Stephanie,

   o 312,000 shares of our common stock held as custodian for the benefit of minor children,

   o options to purchase 350,000 shares of our common stock with an $0.45 per share,

   o options to purchase 189,025 shares of our common stock with an exercise price of $0.41 per share,

   o options to purchase 250,000 shares of our common stock with an exercise price of $0.93 per share, and

   o options to purchase 250,000 shares of our common stock with an exercise price of $0.32 per share.

(3) The number of shares beneficially owned by Mr. Galterio includes:

   o 600,000 shares of our common stock underlying options exercisable at $0.45 per share;

   o 500,000 shares of our common stock underlying options exercisable at $0.41 per share;

   o 500,000 shares of our common stock underlying options exercisable at $0.93 per share; and

   o options to purchase 500,000 shares of our common stock with an exercise price of $0.32 per share.

(4) The number of shares beneficially owned by Mr. Newman includes:

   o  50,000 shares of our common stock which are presently outstanding,

   o 100,000 shares of our common stock underlying options exercisable at $0.34 per share,

   o 320,833 shares of our common stock underlying options exercisable at $0.40 per share,

   o 175,000 shares of our common stock underlying options exercisable at $0.45 per share,

   o 50,000 shares of our common stock underlying options exercisable at $0.43 per share,

   o 100,000 shares of our common stock underlying options exercisable at $0.442 per share,

   o 100,000 shares of our common stock underlying options exercisable at $0.93 per share,

   o 100,000 shares of our common stock underlying options exercisable at $0.80 per share,

   o 100,000 shares of our common stock underlying options exercisable at $0.45 per share, and

   o 100,000 shares of our common stock underlying options exercisable at $0.50 per share.

   The number of shares of common stock beneficially owned by Mr. Newman excludes 54,167 shares underlying options exercisable at prices ranging from $0.40 to $0.45 per share which have not yet vested.

(5) The number of shares beneficially owned by Mr. Adams includes:

   o  251,848 shares of our common stock which are presently outstanding,

   o 708,333 shares of our common stock underlying options exercisable at $0.51 per share; and

   o 100,000 shares of our common stock underlying options exercisable at $0.48 per share.

   The number of shares of common stock beneficially owned by Mr. Adams excludes 291,667 shares issuable upon the exercise of options with an exercise price of $0.51 per share which have not yet vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         Mr. Perle, our CEO, and Ms. Fontes, who served as our Director of Marketing until December 2007 and formerly Mr. Perle's fiancee, have made available homes owned by them for our use as temporary housing for new employees at monthly rental costs which we believe are below market. During each of these years we used the homes for approximately 90% of the year. We reimburse each of Mr. Perle and Ms. Fontes for the actual mortgage payment and pay ordinary operating expenses associated with such homes including utilities, maintenance and insurance. During fiscal 2007 we made rental payments to Mr. Perle of $12,500. During fiscal 2007 and fiscal 2006 we made rental payments to Ms. Fontes of $28,050 and $21,675, respectively.

         In January 2008 we issued Mr. Cery Perle, our CEO and a member of our Board of Directors, 50,000 shares of a newly created Series A Preferred Stock as additional compensation valued at $.001 per share or $50.00. The designations, rights and preferences of the Series A Preferred Stock includes:

         o each share has a stated value and a liquidation preference of $0.001 per share which equals the par value of the shares,

         o  the shares are not convertible or exchange into any other security,

         o each share entitles the holder to 400 votes at any meeting of our stockholders and such shares will vote together with our common stockholders, provided, however, that Mr. Perle is not eligible to vote the shares in connection with an amendment to increase the number of our authorized shares of common stock if such amendment is proposed to our stockholders within four months from the date of issuance of the shares,

         o  the shares are not subject to redemption, and

         o so long as the shares are outstanding we have agreed not to alter or change the rights of the security in a manner which would adversely affect the Series A Preferred Stock, or take any action which would result in the taxation of the holder under Section 305 of the Internal Revenue Code

         Prior to the issuance of the shares of Series A Preferred Stock to Mr. Perle, he controlled the vote of approximately 10% of our outstanding voting securities. As a result of the issuance of these securities, Mr. Perle controlled the vote of approximately 28.5% of our outstanding voting securities. These actions were approved by our Board of Directors of which Mr. Perle is a member.

         From time to time Skyebanc, Inc., a broker-dealer and member of FINRA, serves as a selling agent for us in the private placement of our securities. Mr. Rich Galterio, a member of our Board of Directors, is an affiliate of Skyebanc, Inc. During fiscal 2007 we compensated Skyebanc, Inc. for services in two offerings, including:

         o Between January 2007 and February 2007 we received gross proceeds of $1,325,000 from the sale of units of our securities consisting of 8% convertible promissory notes and common stock purchase warrants. We paid Skyebanc, Inc. a fee of $25,000 in connection with this offering, and

         Between May 2007 and July 2007 we sold securities in a private placement resulting in proceeds of $1,781,000. We paid Skyebanc, Inc. a commission of $21,000 and issued it warrants to purchase 40,385 shares of our common stock which were identical to the warrants issued to the investors.

DIRECTOR INDEPENDENCE

         Messrs. Hagan and Galterio are "independent" within the meaning of Marketplace Rule 4200 of the NASDAQ Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2007 and fiscal 2006. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2007 and fiscal 2006.

                                      FISCAL 2007     FISCAL 2006
                                      -----------     -----------
         Audit Fees ...............      $ 60,000        $ 42,000
         Audit-Related Fees .......             0               0
         Tax Fees .................        12,000               0
         All Other Fees ...........             0               0
                                      -----------     -----------
                          Total ...      $ 72,000        $ 42,000

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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

2.1    Acquisition Agreement and Plan of Merger(3)
2.     Agreement and Plan of Merger(4)
3.1    Certificate of Incorporation(1)
3.2    By-Laws (1)
3.3    Certificate of Incorporation, as amended(2)
3.4    Certificate of Amendment to the Certificate of Incorporation(5)
3.5    Certificate of Amendment to the Certificate of Incorporation (8)
3.6 Certificate of Ownership merging Spare Backup, Inc. into Newport International Group, Inc. (19)
3.7    Certificate of designations, rights and preferences of Series A
       Preferred Stock (23)
4.1 Form of Investor Warrant to Purchase Common Stock issued with 8% promissory note (12)
4.2    Form of Common Stock Purchase Warrant issued with 10% secured note (12)
4.3 Form of Common Stock Purchase Warrant issued to Robinson Reed Inc. and First Capital Holdings International, Inc.(11)
4.4    Form of $0.75 Investor Warrant (11)
4.5 Common stock purchase warrant issued March 31, 2005 to purchase 256,667 shares of common stock issued to Jenelle Fontes (10)
4.6 Common stock purchase warrant issued March 31, 2005 to purchase 280,000 shares of common stock issued to Curtis Lawler (10)
4.7    Form of $1.30 common stock purchase warrant (13)
4.8 Form of common stock purchase warrant issued to Langley Park Investment Trust, PLC (16)
4.9 Form of placement agent warrant issued to Brookstreet Securities Corporation (20)
4.10   Option to Purchase Common Stock issued to Wolfe Axlerod Weinberger (20)
4.11   Option to Purchase Common Stock issued to The Sterling Group (20)
4.12   Form of warrant issued to DSG Plc.*
10.1   2002 Stock Option and Stock Award Plan (15)
10.2   Lease for principal executive offices *
10.3   Stock Purchase Agreement with Langley Park Investment Trust PLC (9)
10.4   Employment Agreement with Cery B. Perle (11)
10.5   Common Stock and Warrant Purchase Agreement dated as of August 27, 2004
       (9)
10.6   Registration Rights Agreement dated as of August 27, 2004 (9)
10.7 Amendment No. 1 to Common Stock and Warrant Purchase Agreement dated as of November 2, 2004 (9)
10.8 Settlement Agreement and Release between Newport International Group, Inc., Robinson Reed, Inc., First Capital Holdings International, Inc., Continental Blue Limited and E-Holdings, Inc. (11)
10.9   Supplier Agreement with CompUSA (12)
10.10 Form of Settlement Agreement between Newport International Group, Inc, Robinson Reed, Inc. and First Capital Holdings International, Inc. (14)
10.11  Amendment No. 1 to the 2002 Stock Option and Stock Award Plan (6)
10.12  Form of Repurchase Agreement with Langley Park Investment Trust PLC (16)
10.13 Form of Amendment to Escrow Agreement with Langley Park Investment Trust PLC (16)
10.14  Amendment No. 2 to the 2002 Stock Option and Stock Award Plan (17)
10.15 Customer Technical Support Services Agreement with Circuit City Stores, Inc. (18)
10.16 Standard Services Agreement and Statement of Work with Hewlett-Packard Company (20)
10.17 Finder's Agreement dated February 5, 2007 between Spare Backup, Inc. and Skyebanc, Inc. (21)
10.18 Agreement Regarding Put Option dated as of May 8, 2007 by and among Spare Backup, Inc., Robinson
       Reed, Inc. and First Capital Holdings International, Inc. (22)
10.19  Software License and Distribution Agreement with Gateway Companies, Inc.
       (22) Portions of this agreement have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

10.20 Data Storage Services Agreement dated February 2, 2007 between DSG Retail and Spare Backup, Inc. * Portions of this agreement have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.
14.1 Code of Business Conduct and Ethics and Code of Ethics for the Chief Executive Officer and Senior Financial Officers (11)
21.1   Subsidiaries of the registrant (11)
23.1   Consent of Sherb & Co., LLP*
31.1   Section 302 Certificate of Chief Executive Officer *
31.2   Section 302 Certificate of principal accounting and financial officer *
32.1 Section 906 Certificate of Chief Executive Officer and principal financial and accounting officer*

* filed herewith

(1) Incorporated by reference to the Quarterly Report on Form 10-SB asfiled with the SEC on May 10, 2000.
(2) Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on February 5, 2001.
(3) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 6, 2000.
(4) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 13, 2004.
(5)    Incorporated by reference to the definitive Information Statement on
       Schedule 14C as filed with the SEC on November 14, 2003.
(6) Incorporated by reference to the registration statement on Form S-8 as filed with the SEC on August 8, 2004.
(7)    Intentionally omitted.
(8) Incorporated by reference to the quarterly report on Form 10-QSB for the three and six months ended June 30, 2004.
(9) Incorporated by reference to the Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2004.
(10) Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on May 5, 2005.
(11) Incorporated by reference to the registration statement on Form SB-2, as amended, file number 333-123096, as declared effective on May 19, 2005.
(12) Incorporated by reference to the Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2005. Portions of this agreement have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.
(13) Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-128980, as amended, as declared effective by the SEC on November 14, 2005.
(14) Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on December 15, 2005.
(15) Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-98229, as filed on August 16, 2002.
(16) Incorporated by reference to the Current Report on Form 8-K as filed on May 31, 2006.
(17) Incorporated by reference to the Current Report on Form 8-K as filed on June 6, 2006.
(18) Incorporated by reference to the Current Report on Form 8-K as filed on August 18, 2006. Portions of this agreement have been omitted and marked with a [_] and separately filed with the Securities and Exchange Commission with a request for confidential treatment.
(19) Incorporated by reference to the Current Report on Form 8-K as filed on August 16, 2006.
(20) Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-139138, as amended, as declared effective by the SEC on February 13, 2007.
(21) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
(22) Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2007.
(23) Incorporated by reference to the Current Report on Form 8-K as filed on January 18, 2008.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SPARE BACKUP, INC.

                                 By: /s/ Cery Perle
                                     ---------------
                                 Cery Perle, Chief Executive Officer, President, director, principal executive officer and principal accounting and financial officer

                                 Date: April 14, 2008


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Cery Perle            Chief Executive Officer, President,     April 14, 2008
--------------            Chairman of the Board
Cery Perle


/s/ Edward Hagan          Secretary and Director                  April 14, 2008
----------------
Edward Hagan


/s/ Richard Galterio      Director                                April 14, 2008
--------------------
Richard Galterio

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

Report of Independent Registered Public Accounting Firm......................F-2

Financial Statements:

   Consolidated Balance Sheets at December 31, 2007 and 2006.................F-3

   Consolidated Statements of Operations -
      For the Years Ended December 31, 2007 and 2006.........................F-4

   Consolidated Statements of Changes in Stockholders' Deficit -
      For the Years Ended December 31, 2007 and 2006.........................F-5

   Consolidated Statements of Cash Flows -
      For the Years Ended December 31, 2007 and 2006.........................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:
Spare Backup, Inc.

         We have audited the accompanying consolidated balance sheets of Spare Backup, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spare Backup, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses, cash used in operations and a working capital deficit of $26,084,897, $8,527,867 and $2,634,060 respectively, for the year ended December 31, 2007. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      /s/ Sherb & Co., LLP
                                                      --------------------
                                                  Certified Public Accountants

Boca Raton, Florida
March 17, 2008

                        SPARE BACKUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                          2007         2006
                                                     ------------  ------------
                                     ASSETS

Current Assets:
  Cash ............................................  $    527,402  $    146,318
  Restricted cash .................................             -       872,820
  Prepaid marketing expense .......................       181,238             -
                                                     ------------  ------------
     Total current assets .........................       708,640     1,019,138

  Property and equipment, net of accumulated
     depreciation .................................     1,652,077       488,818
  Other assets ....................................             -        75,380
                                                     ------------  ------------

     Total assets .................................  $  2,360,717  $  1,583,336
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses ...........  $  2,878,014  $    853,176
  8% Convertible promissory notes, net of debt
     discount of $2,558,624 and $0, respectively ..       416,376       293,509
  12.5% Convertible promissory notes, net of debt
     discount of $79,799 ..........................             -       295,201
  Accrued interest on convertible promissory notes.        33,310        22,097
  Derivative liabilities ..........................             -    11,392,255
  Due to stockholder ..............................        15,000        15,000
                                                     ------------  ------------

     Total current liabilities ....................     3,342,700    12,871,238

  Other liabilities ...............................             -         6,426
                                                     ------------  ------------

     Total liabilities ............................     3,342,700    12,877,664

Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000
     shares authorized, none issued and outstanding             -             -
  Common stock; $.001 par value, 150,000,000
     shares authorized, 77,221,052 and 55,843,863
     issued and outstanding, respectively .........        77,221        55,845
  Additional paid-in capital ......................    72,585,482    36,309,616
  Subscription receivable .........................             -      (100,000)
  Accumulated deficit .............................   (73,644,686)  (47,559,789)
                                                     ------------  ------------

     Total stockholders' deficit ..................      (981,983)  (11,294,328)
                                                     ------------  ------------

     Total liabilities and stockholders' deficit ..  $  2,360,717  $  1,583,336
                                                     ============  ============

                 See Notes to Consolidated Financial Statements.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the years ended
                                                            December 31,
                                                        2007           2006
                                                    ------------   ------------

Net Revenues .....................................  $    260,350   $     73,046

Operating expenses:
  Research and development .......................     1,248,185        850,982
  Sales, general and administrative ..............    17,777,282     11,155,486
                                                    ------------   ------------

     Total operating expenses ....................    19,025,467     12,006,468
                                                    ------------   ------------

     Operating loss ..............................   (18,765,117)   (11,933,422)
                                                    ------------   ------------

Other income (expense):
  Change in fair value of derivative liabilities .    (5,275,067)       762,713
  Derivative liability expense ...................      (334,030)      (582,786)
  Other expenses- employee settlement ............      (136,500)             -
  Transfer- unrealized gain- investment
     held for sale to trading security ...........             -        112,509
  Interest income ................................           167              -
  Realized loss- trading securities ..............             -       (111,624)
  Gain from litigation settlements ...............       280,000              -
  Foreign currency gain ..........................        17,625              -
  Interest expense ...............................    (1,871,975)    (2,725,829)
                                                    ------------   ------------
  Total other expenses ...........................    (7,319,780)    (2,545,017)

Net loss .........................................  $(26,084,897)  $(14,478,439)
                                                    ============   ============

Transfer- unrealized gain- investment held for
  sale to trading security .......................             -       (112,509)
                                                    ------------   ------------

Comprehensive loss ...............................  $(26,084,897)  $(14,590,948)
                                                    ============   ============

Basic and diluted net loss per common share ......  $      (0.38)  $      (0.31)
                                                    ============   ============

Basic and diluted weighted average common
  shares outstanding .............................    68,621,565     46,168,841
                                                    ============   ============

                 See Notes to Consolidated Financial Statements.

                                                  SPARE BACKUP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                      FOR THE PERIOD FROM JANUARY 1, 2006 TO DECEMBER 31, 2007
                                                                                                         Accumulated
                                          Common Stock         Additional                                   Other
                                      ---------------------     Paid-in     Subscription  Accumulated   Comprehensive
                                        Shares      Amount      Capital      Receivable      Deficit         Loss          Total
                                      ----------   --------   ------------  ------------  ------------  -------------  ------------
Balance at January 1, 2006 .........  38,682,726   $ 38,683   $ 26,425,899   $       -    $(33,081,350)   $ 112,509    $ (6,504,259)

Issuance of common stock pursuant to
  exercise of stock options ........     300,241        300         79,900           -               -            -          80,200
Issuance of common stock for cash,
  net of financing costs ...........  15,624,891     15,625      3,444,652    (100,000)              -            -       3,360,277
Issuance of common stock to pay
  interest on convertible promissory
  notes ............................     180,919        181        116,002           -               -            -         116,183
Issuance of common stock to
  consultants for services rendered    1,325,000      1,325         (1,325)          -               -            -               -
Issuance of common stock pursuant to
  conversion of convertible
  promissory notes .................   5,862,438      5,863      2,017,738           -               -            -       2,023,601
Cancellation of shares issued for
  services .........................    (250,000)      (250)           250           -               -            -               -
Cancellation of common stock due to
  repurchase of shares .............  (5,882,352)    (5,882)    (1,661,641)          -               -            -      (1,667,523)
Reclassification of liability
  contract to equity ...............           -          -      1,782,210           -               -            -       1,782,210
Fair value of options issued to
  employees ........................           -          -      2,250,330           -               -            -       2,250,330
Amortization of deferred
  compensation .....................           -          -      1,855,601           -               -            -       1,855,601
Transfer of unrealized gain on
  restricted investment ............           -          -              -           -               -     (112,509)       (112,509)
Net loss ...........................           -          -              -           -     (14,478,439)           -     (14,478,439)
                                      ----------   --------   ------------   ---------    ------------    ---------    ------------
Balance December 31, 2006 ..........  55,843,863     55,845     36,309,616    (100,000)    (47,559,789)           -     (11,294,328)

Issuance of common stock pursuant to
  exercise of stock options ........     654,745        655        317,453           -               -            -         318,108
Issuance of common stock pursuant to
  the exercise of warrants .........   6,334,967      6,335      2,857,190           -               -            -       2,863,525
Issuance of common stock for cash,
  net of financing costs ...........   8,021,201      8,021      2,841,049           -               -            -       2,849,070
Issuance of common stock to pay
  interest on convertible promissory
  notes ............................      69,408         69         39,518           -               -            -          39,587
Issuance of common stock to
  consultants for services rendered      242,960        243        178,477           -               -            -         178,720
Issuance of common stock  to
  employees for services rendered ..   1,610,679      1,610         92,387           -               -            -          93,997
Issuance of common stock for
  leasehold improvements ...........      24,194         25         14,975           -               -            -          15,000
Issuance of common stock pursuant to
  conversion of convertible
  promissory notes .................   4,811,442      4,811      1,967,218           -               -            -       1,972,029
Issuance of common stock to pay
  accrued expenses .................      51,429         51         35,949           -               -            -          36,000
Cancellation of common stock .......    (312,500)      (313)           313           -               -            -               -
Cancellation of common stock due to
  repurchase of shares .............    (331,336)      (331)    (1,249,669)    100,000               -            -      (1,150,000)
Issuance of common stock and stock
  options in connection with a
  settlement agreement .............     200,000        200         97,800           -               -            -          98,000
Fair value of options issued to a
  former employee in connection with
  a settlement agreement ...........           -          -         28,500           -               -            -          28,500
Reclassification of liability
  contract to equity ...............           -          -     22,147,932           -               -            -      22,147,932
Beneficial conversion on convertible
  notes payables ...................           -          -      2,975,000           -               -            -       2,975,000
Fair value of options issued to
  employees ........................           -          -      3,838,404           -               -            -       3,838,404
Amortization of deferred
 compensation ......................           -          -         93,370           -               -            -          93,370
Net loss ...........................           -          -              -           -     (26,084,897)           -     (26,084,897)
                                      ----------   --------   ------------   ---------    ------------    ---------    ------------
Balance December 31, 2007 ..........  77,221,052   $ 77,221   $ 72,585,482   $       -    $(73,644,686)   $       -    $   (981,983)
                                      ==========   ========   ============   =========    ============    =========    ============

                                           See Notes to Consolidated Financial Statements.
                                                                 F-5

                                                SPARE BACKUP, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                         For the years ended
                                                                                                             December 31,
                                                                                                         2007           2006
                                                                                                     ------------   ------------
Cash flows from operating activities:
Net loss ..........................................................................................  $(26,084,897)  $(14,478,439)
Adjustments to reconcile net loss to net cash used in operating activities:
  Realized loss on trading securities .............................................................             -        111,624
  Unrealized gain-transfer of available-for-sale securities to trading securities .................             -       (112,509)
  Fair value of derivatives at issuance in connection with services rendered ......................       217,520      1,537,550
  Derivative liability expense ....................................................................       334,030        582,786
  Change in fair value of derivative liabilities ..................................................     5,275,067       (762,713)
  Fair value of options issued to employees .......................................................     3,838,404      2,250,330
  Amortization of debt discount ...................................................................     1,821,175      1,899,246
  Amortization of deferred compensation ...........................................................        93,370      1,855,601
  Amortization of prepaid marketing expense .......................................................     1,823,362              -
  Fair value of shares of common stock issued in payment of interest on convertible promissory note             -        115,982
  Fair value of shares and options issued in connection with a settlement agreement ...............       126,500              -
  Fair value of shares issued in connection with services rendered ................................       272,717              -
  Depreciation ....................................................................................       701,472         75,972
  Amortization of deferred financing costs ........................................................             -        671,976
Changes in operating assets and liabilities
  Restricted cash .................................................................................       872,820       (812,820)
  Prepaid expenses and other current assets .......................................................        75,380              -
  Other assets ....................................................................................             -        (50,000)
  Security deposits ...............................................................................             -          2,603
  Accounts payable and accrued expenses ...........................................................     2,060,839        397,475
  Deferred revenues ...............................................................................             -        (12,684)
  Accrued interest on convertible promissory notes ................................................        50,800          8,314
  Other liabilities ...............................................................................        (6,426)             -
                                                                                                     ------------   ------------
Net cash used in operating activities .............................................................    (8,527,867)    (6,719,706)
                                                                                                     ------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment .............................................................    (1,849,731)      (201,165)
                                                                                                     ------------   ------------
Net cash used in investing activities .............................................................    (1,849,731)      (201,165)
                                                                                                     ------------   ------------
Cash flows from financing activities:
  Principal repayments on lease obligations .......................................................             -         (6,932)
  Principal repayments on convertible promissory notes ............................................       (21,480)      (275,000)
  Repurchase of shares of common stock ............................................................    (1,150,000)      (633,602)
  Proceeds from issuance of convertible promissory notes ..........................................     4,300,000              -
  Proceeds from issuance of bridge notes ..........................................................             -      1,500,000
  Net proceeds from issuance of common stock for cash .............................................     4,207,101      6,924,224
  Net proceeds from exercise of warrants ..........................................................     3,104,953              -
  Proceeds from exercise of stock options .........................................................       318,108            122
  Payments of deferred financing costs ............................................................             -       (190,000)
  Payments of financing costs .....................................................................             -       (417,561)
                                                                                                     ------------   ------------
Net cash provided by financing activities .........................................................    10,758,682      6,901,251
                                                                                                     ------------   ------------
Increase (decrease) in cash .......................................................................       381,084        (19,620)
Cash at beginning of year .........................................................................       146,318        165,938
                                                                                                     ------------   ------------
Cash at end of year ...............................................................................  $    527,402   $    146,318
                                                                                                     ============   ============
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest .......................................................  $          -   $      8,664
                                                                                                     ============   ============
     Cash paid during the year for taxes ..........................................................  $          -   $          -
                                                                                                     ============   ============
Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants  and embedded conversion features issued in connection with the
  issuance of convertible promissory notes and corresponding debt discount ........................  $  4,300,000   $  1,500,000
                                                                                                     ============   ============
Fair value of warrants issued in connection with the repurchase of shares of common stock .........  $          -   $    900,000
                                                                                                     ============   ============
Fair value of warrants and embedded conversion features issued in connection with the
  issuance  of common stock and corresponding increase in derivative liabilities ..................  $  1,599,459   $  3,149,081
                                                                                                     ============   ============
Reclassification of liability contracts to equity .................................................  $ 22,147,932   $  1,782,210
                                                                                                     ============   ============
Fair value of investment released in connection with the repurchase of shares of common stock .....  $          -   $    134,806
                                                                                                     ============   ============
Fair value of shares of common stock for leasehold improvement ....................................  $     15,000   $          -
                                                                                                     ============   ============
Conversion of convertible promissory notes into shares of common stock ............................  $  1,972,029   $    503,020
                                                                                                     ============   ============
Fair value of shares of common stock issued for payment of accrued interest .......................  $     39,587   $          -
                                                                                                     ============   ============
Exercise of stock options and corresponding satisfaction of accounts payable ......................  $          -   $     80,063
                                                                                                     ============   ============
Fair value of shares of common stock issued for payment of accrued expenses .......................  $     36,000   $          -
                                                                                                     ============   ============

                                         See Notes to Consolidated Financial Statements.
                                                               F-6

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002 and has incurred net losses of approximately $26 million and $15 million during the years ended December 31, 2007 and 2006, respectively. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the valuation of derivative liabilities, share-based payments, and useful life of property and equipment. Actual results may differ from these estimates.

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 41,368,897 and 39,763,265 at December 31, 2007 and 2006, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at December 31, 2007 and 2006 are excluded from the loss per share computation for that period due to their antidilutive effect.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2007, the Company had reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, accounts payable, accrued expenses, notes payable, and due to stockholder approximate their estimated fair values due to the short-term maturities of those financial instruments.

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

The Company held 3,242,420 shares of the Investee in an escrow account which could not be released without the Investee's permission until August 2006. Until these shares were released from escrow, the Company accounted for the value attributable to such shares as restricted investment in marketable securities. The Company adjusted the carrying value of the restricted investment to $133,921 at June 30, 2005 to reflect an other-than temporary impairment amounting to approximately $5.8 million which had been recognized as realized loss in earnings.

During May 2006, the Company assigned its remaining interest in the shares to the Investee, which were valued at approximately $135,000 at the date of assignment and no longer holds the shares of the Investee.

The increase in the market value from January 1, 2006 to the date of assignment which amounted to approximately $112,000 has been recorded as a realized loss on trading securities during the year ended December 31, 2006.

During July 2005, the Company sold 3,242,420 shares of the Investee used as collateral for the Company's possible obligation to repurchase 2,500,000 shares it has issued in a private placement during November 2004 ("Put Option"), generating proceeds of approximately $640,000.

During 2006, the Company repurchased 5,882,352 shares of its common stock and as consideration, paid to the Investee approximately $630,000, issued 3,000,000 warrants and assigned its investment in the Investee's shares to the Investee. The aggregate consideration for the repurchase of the Company's shares of common stock amounted to approximately $1.7 million. At December 31, 2007, investment in equity securities amounted to $0.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

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

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of December 31, 2007 instead, such amounts are included in the statement of operations under the caption "Research and development".

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE LIABILITIES

The Company accounted for its liquidated damages during 2006 pursuant to Emerging Issue Task Force ("EITF ")05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". In December 2006, FASB issued FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP 00-19-2"), which superseded EITF 05-04. FSP 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No.5, "Accounting for Contingencies". The registration statement payment arrangement should be recognized and measured as a separate unit of account from the financial instrument(s) subject to that arrangement. If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, such contingent liability is included in the allocation of proceeds from the related financing instrument. Pursuant to EITF 05-04, View C, the liquidated damages paid in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. FSP00-19-2 did not have an impact on the Company's accounting of the liquidated damages.

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

FOREIGN CURRENCY TRANSACTIONS

The Company periodically engages in transactions in countries outside the United States which may result in foreign currency transaction gains or losses. Gains and losses resulting from foreign currency transactions are recognized in foreign currency gain on the statement of operations of the period incurred.

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". The Company records revenue when persuasive evidence of an arrangement exists, on-line back-up services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

ADVERTISING

Advertising is expensed as incurred. Advertising expenses for the year ended December 31, 2007 and 2006 totaled approximately $234,000 and $113,000, respectively.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretaion did not have an impact on the Company's consolidated financial statements.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 ("the FSP"). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141, " Business Combinations," which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - RESTRICTED CASH

At December 31, 2006, the Company's restricted cash balance was approximately $873,000 and was held in escrow to fund the sales and marketing expenses incurred by the Company with a US retailer. In February 2007, the Company amended the terms of the escrow to reduce the amount covered by the account. Pursuant to the amendment, an additional $72,680 of the escrowed funds was disbursed to the US retailer as marketing expenses and approximately $800,000 of the escrowed funds were returned to the Company for general working capital. As of December 31, 2007 the balance was $0.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                        Estimated    December 31,   December 31,
                                          life           2007           2006
                                      ------------   ------------   ------------

Computer and office equipment .....   3 to 5 years   $ 2,361,360    $   650,713

 Leasehold improvements ...........     5 years          187,122              -

 Less: Accumulated depreciation ...                     (896,405)      (161,895)
                                                     -----------    -----------
                                                     $ 1,652,077    $   488,818
                                                     ===========    ===========

Depreciation expense amounted to $701,472 and $75,972 during fiscal year ended 2007 and 2006, respectively.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following as of December 31, 2006:

8% Convertible promissory notes, bearing interest at 8% per annum, matured on March 1, 2006. Interest payable June 30, 2004 and every quarter thereafter either in cash or common stock. Interest paid in common stock is convertible using the 10-day average closing bid of the stock prior to the end of the quarter. Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate of $0.375..........................  $ 293,509
Less:  unamortized discount ........................................         (-)
                                                                      ---------
Convertible promissory notes-short-term at December 31, 2006 ..       $ 293,509
                                                                      =========

12.5% Convertible promissory notes, bearing interest at 12.5% per annum, matured between March and June 2007. Interest payable June
30, 2005 and every quarter thereafter either in cash or common stock. Interest paid in common stock is convertible using the 5-day average closing price of the stock prior to the end of the quarter.
Each occurrence of interest not paid within 30 days following the end of each quarter causes a reduction of 10% in the conversion price of the promissory notes and the exercise price of the related warrants. The promissory notes are convertible into shares of common stock at a rate of $0.32. ..........................................  $ 375,000
Less: unamortized discount .........................................  $ (79,799)
                                                                      ---------
Convertible promissory notes-short term at December 31, 2006 .......  $ 295,201
                                                                      =========

During 2006, the Company made principal repayments of approximately $275,000 on a 12.5% Convertible promissory note held by the fiancee of the Company's Chief Executive officer.

During 2006, the Company received $1,500,000 in consideration for the issuance of the 8 % Bridge promissory notes which matured between November and December 2007. The Bridge promissory notes were convertible into shares of common stock at a rate of $0.35.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 5 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

During 2006, certain note holders of 8% convertible promissory notes and the 8% Bridge promissory notes converted their promissory notes and accrued interest amounting to approximately $2.0 million into 5,862,438 shares of common stock.

Between April and June 2007, the Company issued 1,109,375 shares of common stock to satisfy the remaining balance of the 12.5% convertible promissory notes (see above table) amounting to approximately $355,000 and paid $20,000 in cash. The balance of the 12.5% convertible promissory notes as of December 31, 2007 is $0.

Between February and March 2007, the Company issued 912,594 shares of common stock to satisfy the 8% convertible promissory notes (see above table) amounting to approximately $292,000 and paid $1,479 in cash.

The Company issued 69,408 and 180,919 shares in connection with the payment of interest on the 8% and 12.5% Convertible promissory notes during 2007 and 2006, respectively. The fair value of such shares issued during 2007 and 2006 amounted to approximately $40,000 and $116,000, respectively.

Convertible promissory notes consist of the following as of December 31, 2007:

8% Convertible promissory notes, bearing interest at 8% per annum, maturing between October and November 2008. Interest payable commencing the quarter ended December 31, 2007, payable within thirty (30) days of the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at ninety percent (90%) of the average closing price for the common stock for the five (5) trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate of $0.50. .................................. $ 2,975,000
Less:  unamortized discount ....................................... $(2,558,624)
                                                                    -----------
Convertible promissory notes-short-term at December 31, 2007 ...... $   416,376
                                                                    ===========

Between October 2007 and November 2007, the Company issued convertible promissory notes totaling $475,000. In connection with the issuance of these notes payable, the Company granted 950,000 warrants to investors exercisable at a price of $0.75 per share for a period of three years. These promissory notes are convertible at $0.50 per share of common stock. In the event the Company issues any shares of its common stock at an exercise price or conversion price per share less than $0.50 per share following the closing of the 8% convertible promissory notes, then the exercise price of the warrants issued pursuant to the Follow-on Financing will reset to such lower price. The Company recognized a total debt discount of approximately $475,000 in connection with the issuance of these 8% convertible promissory notes.

On November 14, 2007, the Company issued convertible promissory notes totaling $2,500,000. In connection with the issuance of these notes payable, the Company granted 5,000,000 warrants to investors exercisable at a price of $0.50 per share for a period of three years. These promissory notes are convertible at $0.50 per share of common stock. In the event the Company issues any shares of its common stock at an exercise price or conversion price per share less than $0.50 per share following the closing of the 8% convertible promissory notes, then the exercise price of the warrants issued pursuant to the Follow-on Financing will reset to such lower price. The Company recognized a total debt discount of approximately $2,500,000 in connection with the issuance of these 8% convertible promissory notes.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 5 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

In February 2008, the Company reduced the exercise price of warrants to purchase an aggregate of 5,000,000 shares of common stock to $0.33 per share in connection with the 8% convertible promissory notes issued in November 2007 (See
Note 13 - Subsequent Events) . In February 2008, the Company issued 1,060,606 shares of common stock for net proceeds of approximately $0.33 per share or $350,000 in connection with the exercise of such stock warrants. Accordingly, in connection with the 8% convertible promissory notes issued during 2007, the exercise price of the warrants issued and the conversion price per share pursuant to the Follow-on Financing will reset to such lower price or $0.33 per share.

During the year ended December 31, 2007, the Company received $1,325,000 in consideration for the issuance of the bridge promissory notes. The Company also issued five-year common stock purchase warrants to purchase 1,394,721 shares of the Company's common stock at $0.475 per share. The bridge promissory note of $1,325,000 was converted into 2,789,473 shares of the Company's common stock in March 2007. Additionally, during the year ended December 31, 2007, the Company paid financing fees of $25,000 to the placement agent in connection with the issuance of the Bridge promissory notes which was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations. The Company recognized a debt discount of $1,325,000 in connection with the issuance of the 8% Bridge promissory notes and 1,394,721 common stock purchase warrants.

Total amortization of debt discounts amounted to approximately $1.8 million and $1.9 million during the years ended December 31, 2007 and 2006, respectively, and is included in interest expense.

Amortization of the deferred financing costs amounted to approximately $0 and $672,000 during the years ended December 31, 2007 and 2006, respectively, and is included in interest expense.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 6 - DERIVATIVE LIABILITIES (CONTINUED)

During the year ended December 31, 2007, the Company has satisfied all of the 8% and 12.5% Convertible Promissory Notes and accordingly, has reclassified all of derivative liabilities amounting to $22,147,932 to paid in capital as a result of the repayment and conversion of the 8% and 12.5% Convertible Promissory Notes into common stock.

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

At December 31, 2007 and 2006, derivative liabilities amounted to $0 and $11,392,255, respectively.

The Company recognized liabilities for the following derivatives at the date of their issuance during 2007 and 2006, respectively:

                                            At issuance 2007    At issuance 2006
                                            ----------------    ----------------
Embedded conversion features
8% bridge notes ......................         $  808,250          $1,500,000
Freestanding warrants and options
8% bridge notes ......................            850,780             582,786
Other warrants and options ...........          3,821,579           6,025,938
                                               ----------          ----------
                                               $5,480,609          $8,108,724
                                               ==========          ==========

The fair value of the derivative liabilities at December 31, 2006 are as follows:

         Embedded conversion features ..............  $   578,283
         Freestanding warrants and options .........    9,696,452
         Common stock subject to put ...............    1,041,667
         Liquidated damages ........................       75,853
                                                      -----------
                                                      $11,392,255
                                                      ===========

The Company used the following assumptions to measure the identified derivatives at issuance during 2007 and 2006 and at December 31, 2006, as follows:

                                                                At December 31,
                                    2007            2006             2006
                               --------------  -------------   -----------------
Market price: ...............  $0.82 - 0.96    $0.41 - $0.59       $ 0.48
Exercise or conversion price:  $0.32 - $1.30   $0.32 - $1.00    $0.188 - $1.75
Term: .......................  0 - 5.00 years  1.5 - 5 years   1.25 - 4.75 years
Volatility: .................   89 - 232%        221 - 225%          225%
Risk-free interest rate: ....  4.54 - 4.92%     4.18 - 5.1%         4.69%
Maximum liability: ..........
Convertible notes ...........                                    $   856,009
Put .........................                                    $ 2,500,000
Liquidated damages ..........                                    $    75,853
Outstanding warrants and
 options ....................                                     22,350,380

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 6 - DERIVATIVE LIABILITIES (CONTINUED)

The embedded conversion features used during 2007 and 2006 were as follows:

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

Common stock subject to put: 25%, this is the effective discount to market value assuming that the putholders convert 2,500,000 shares in convertible promissory notes.

The fair value of the derivatives issued during 2007 and 2006 were allocated as follows:

                                                               At issuance
                                                             2007        2006
                                                          ----------  ----------
Debt discount from the issuance of embedded conversion
features ...............................................  $1,325,000  $1,500,000

Other expenses from the excess of the fair value of
derivative liabilities over proceeds  received from
issuance of liability contracts ........................     334,030     582,786

Sales, general, and administrative expenses from the
issuance of warrants and options for services rendered
by consultants and professionals .......................     217,520   1,537,550

Fair value of derivatives in connection with the
granting of warrants related to a twelve month retail
marketing agreement allocated to prepaid marketing
expenses ...............................................   2,004,600           -

Offset against additional paid-in capital from net
proceeds of issuance of shares of common stock from the
issuance of warrants and liquidated damages ............   1,599,459   3,149,132

Deferred offering costs from the issuance of warrants to
a placement agent ......................................           -     439,256

Offset against additional paid-in capital in connection
with repurchase of .....................................           -     900,000
                                                          ----------  ----------
                                                          $5,480,609  $8,108,724
                                                          ==========  ==========

The variation in fair value of the derivative liabilities between measurement dates amounted to an increase (decrease) of approximately $5.3 million and $(760,000) during the years ended December 31, 2007 and 2006, respectively. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 7 - STOCKHOLDERS' DEFICIT

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The Company issued 69,408 and 180,919 shares in connection with the payment of interest on the 8% and 12.5% Convertible promissory notes during 2007 and 2006, respectively. The fair value of such shares issued during 2007 and 2006 amounted to approximately $40,000 and $116,000, respectively.

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

During 2006, the Company issued 1,325,000 shares of common stock to consultants for services performed. The fair value of such shares amounted to approximately $334,000 during 2006. The nature of the services rendered in connection with the issuance of these shares were for marketing purposes. The Company has recognized amortization of deferred compensation of approximately $1.9 million with the granting of common stock to consultants in fiscal year 2006.

In January 2007, the Company issued 24,194 shares of common stock for leasehold improvements. The fair value of such shares amounted to approximately $15,000.

On February 28, 2007, the Company issued 50,000 shares of common stock to a consultant for a 60 day consulting agreement. The fair value of such shares amounted to approximately $49,000. The nature of the services rendered in connection with the issuance of these shares was for marketing purposes. The Company has recognized stock based consulting expense of $49,000 during the year ended December 31, 2007.

In April 2007, the Company issued 51,429 shares of common stock for accrued legal services. The fair value of such shares amounted to approximately $36,000. The Company has allocated the fair value against accrued expenses during the year ended December 31, 2007.

In August 2007, the Company issued 92,960 shares of common stock to a Company's vendor. The fair value of such shares amounted to approximately $70,000. The nature of the services rendered in connection with the issuance of these shares was for research and development purposes. The Company has recognized research and development expense of $70,000 during the year ended December 31, 2007.

Between August and September 2007, the Company issued in aggregate 105,322 shares of common stock to the Company's Chief Executive Officer and to various employees of the Company for services rendered. The fair value of such shares amounted to approximately $64,000. The Company has recognized stock based compensation expense of approximately $64,000 during the year ended December 31, 2007.

The Company issued 100,000 shares of common stock to a broker-dealer and its designees in connection with a placement agency agreement entered into on September 30, 2007. The fair value of such shares amounted to approximately $60,000. The Company has recognized stock based consulting expense of $60,000 during the year ended December 31, 2007.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

In December 2007, the Company entered into a settlement agreement and mutual release of claims with a former key employee who served as Director of Marketing of the Company. Based on the settlement agreement, the Company shall issue an aggregate of 505,357 shares from the cashless exercise of 505,357 stock options granted to the former key employee in January 2003 and August 2005 in consideration for past services performed. In connection with the cashless exercise of 505,357 stock options, the Company has recognized stock based compensation expense of $10,005 during the year ended December 31, 2007.

During 2007, in connection with a cashless exercise of 1,000,000 stock options by the Chief Executive Officer, the Company issued 1,000,000 shares of common stock and has recognized stock based compensation expense of approximately $20,000 during the year ended December 31, 2007.

ISSUANCE OF COMMON STOCK PURSUANT TO EXERCISE OF STOCK WARRANTS AND OPTIONS.

During the year ended December 31, 2007, in connection with the exercise of stock warrants, the Company issued 6,261,095 shares of common stock for net proceeds of $3,104,953. During the year ended December 31, 2007, the Company paid commissions to placement agent of approximately $217,000 in cash and granted 402,381 warrants valued at $241,428 (using the black scholes model) which has been allocated against paid in capital.

Between April and May 2007, in connection with a cashless exercise of 132,276 stock warrants, the Company issued 73,872 shares of common stock.

During the year ended December 31, 2007, in connection with the exercise of stock options, the Company issued 654,745 shares of common stock to employees and non employees for net proceeds of $318,108.

ISSUANCE OF COMMON STOCK PURSUANT TO CONVERSION OF CONVERTIBLE PROMISSORY NOTES

During 2006, certain note holders of 8% convertible promissory notes and the 8% Bridge promissory notes converted their promissory notes and accrued interest amounting to approximately $2.0 million in 5,862,438 shares of common stock.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

During the year ended December 31, 2007, the Company issued 7,971,201 shares pursuant to private placements which generated net proceeds of approximately $4,207,101. Additionally, the Company has allocated $1,358,031 of the fair value of warrants granted to investors in connection with these private placements including warrants granted to placement agents and has been initially recorded as derivative liabilities and allocated against paid in capital. During the year ended December 31, 2007, in connection with these private placements, the Company paid commissions to its placement agents of approximately $42,000 in cash, issued 50,000 shares of common stock and granted 151,059 warrants which have been allocated against paid in capital.

REPURCHASE AND CANCELLATION OF COMMON STOCK

During 2006, the Company repurchased 5,882,352 shares of its common stock and as consideration, paid to the Investee approximately $630,000, issued 3,000,000 warrants which will expire in May 2008 and assigned its investment in the Investee's shares to the Investee. The aggregate consideration for the repurchase of the Company's shares of common stock amounted to approximately $1.7 million.

In March 2007, the holders of a put have exercised their options to have the Company repurchase 1,617,228 shares of its common stock. The Company paid $1,250,000 (less $100,000 previously paid) to the holders of the put and the holders will retain the remaining 1,285,892 shares. The Company cancelled the remaining 331,336 shares of the put to satisfy its obligations under this arrangement.

During 2007, the Company cancelled 312,500 shares of common stock and recorded its par value against paid in capital.

ISSUANCE OF COMMON STOCK PURSUANT TO A SETTLEMENT AGREEMENT

In December 2007, the Company entered into a settlement agreement and mutual release of claims with a former key employee who served as Director of Marketing of the Company. Based on the settlement agreement, the Company shall issue an aggregate of 505,357 shares from the cashless exercise of 505,357 stock options granted to the former key employee in January 2003 and August 2005 in consideration for past services performed. In connection with the cashless exercise of 505,357 stock options, the Company has recognized stock based compensation expense of $10,005 during the year ended December 31, 2007. The Company also granted 200,000 five-year stock options to purchase common stock in connection with this settlement agreement at an exercise price of $.001 per share. The Company valued these options utilizing the Black-Scholes options pricing model at approximately $0.49 or $98,000. Such options were exercise during December 2007 by the former key employee. As defined in the stock option agreements, all the remaining 475,000 stock options of the former key employee shall remain in effect until earlier of exercise or expiration of such stock options. Additionally, the Company shall continue to pay medical, dental coverage, and car allowance until June 2008 amounted to approximately $10,000 and has been included in accrued expenses. The Company has recorded a total of $108,000 in connection with this settlement agreement and has been included in other expenses - employee settlement as reflected in the accompanying consolidated statements of operations.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 8 - STOCK OPTIONS AND WARRANTS

WARRANTS

Between January and February 2007, the Company received $1,325,000 in consideration for the issuance of the bridge promissory notes. The Company also issued a five-year common stock purchase warrant to purchase 1,394,721 shares of the Company's common stock at $0.475 per share (See Note 5 - Convertible Promissory Notes).

On January 24, 2007, the Company granted a five-year warrant to purchase 100,000 shares of common stock to a consultant at an exercise price of $0.475 per share for marketing strategy and business development services rendered. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.675 or $67,520 and recorded stock-based consulting expense of $67,520 for the year ended December 31, 2007. The fair value of such warrants was initially recorded as derivative liabilities.

On March 19, 2007, in connection with a 12-month retailer marketing agreement entered into on February 2, 2007, the Company granted a three-year warrant to purchase 2,000,000 shares of common stock to an electronic retailing group in Europe at an exercise price of $1.25 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $1.00 or $2,004,600 which will be amortized over the 12 month retail marketing agreement. The fair value of such warrants was initially recorded as derivative liabilities. For the year ended December 31, 2007, the Company recorded marketing expense of $1,823,362. At December 31, 2007, the balance of prepaid marketing expense amounted to $181,238.

During the year ended December 31, 2007, the Company paid commissions to a placement agent for proceeds received from the exercise of certain stock warrants of approximately $217,000 in cash and granted 402,381 warrants valued at $241,429 (using the black scholes model) which has been allocated against paid in capital. These warrants are exercisable at $.45 per share and expire in May 2012. The fair value of such warrants was initially recorded as derivative liabilities.

During the year ended December 31, 2007, the Company granted a five-year warrant to purchase 3,985,615 shares of common stock to investors and 151,059 warrants to placement agents in connection with private placements. The Company has allocated $1,358,031 of the fair value of warrants granted in connection with these private placements and has been initially recorded as derivative liabilities and allocated against paid in capital. These warrants are exercisable at $1.00 per share.

Between October 2007 and November 2007, the Company received $475,000 in consideration for the issuance of the 8% convertible promissory notes. The Company also issued a three-year common stock purchase warrant to purchase 950,000 shares of the Company's common stock at $0.75 per share (See Note 5 - Convertible Promissory Notes).

In November 2007, the Company received $2,500,000 in consideration for the issuance of the 8% convertible promissory notes. The Company also issued a three-year common stock purchase warrant to purchase 5,000,000 shares of the Company's common stock at $0.50 per share (See Note 5 - Convertible Promissory Notes).

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock warrant activity for the years ended December 31, 2007 and 2006 is summarized as follows:

                                      Year Ended December 31, 2007   Year Ended December 31, 2006
                                      ----------------------------   ----------------------------
                                       Number of  Weighted Average    Number of  Weighted Average
                                       Warrants    Exercise Price     Warrants    Exercise Price
                                      ----------  ----------------   ----------  ----------------
Balance at beginning of year ......   20,438,943      $   0.60        5,130,016      $   0.67
Granted ...........................   13,983,776          0.70       15,588,928          0.60
Exercised .........................   (6,393,371)         0.50                -             -
Expired ...........................            -             -         (280,001)         1.25
                                      ----------      --------       ----------      --------
Balance at end of year ............   28,029,348      $   0.70       20,438,943      $   0.60
                                      ==========      ========       ==========      ========

Warrants exercisable at end of year   28,029,348      $   0.70       20,438,943      $   0.60
                                      ==========      ========       ==========      ========
Weighted average fair value of
warrants granted during the year ..                   $   0.70                       $   0.60

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding and exercisable at December 31, 2007, for selected exercise price ranges, is as follows:

                        Warrants              Weighted
                      outstanding         Average Remaining     Weighted Average
Exercise prices      and exercisable      Contractual Life       Exercise Price
---------------      ---------------      -----------------     ----------------
  $  0.32                596,000                 2.4              $    0.32
     0.375             2,277,499                 0.75                  0.375
     0.40              1,663,194                 3.4                   0.40
     0.45              3,481,144                 3.5                   0.45
     0.475             1,152,619                 4.1                   0.475
     0.50              7,100,000                 2.9                   0.50
     0.55                 70,289                 4.6                   0.55
     0.60                113,264                 3.8                   0.60
     0.75              1,075,000                 2.6                   0.75
     1.00              7,066,385                 2.8                   1.00
     1.25              2,332,500                 2.1                   1.25
     1.30                976,454                 2.9                   1.30
     1.50                125,000                 1.0                   1.50

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company granted 957,500 options to consultants for services rendered during 2006. The fair value of such options has been recorded as derivative liabilities.

During 2006, the Company recorded a share-based payment expense amounting to approximately $2.3 million in connection with all options outstanding.

During the year ended December 31, 2007, in connection with the exercise of stock options, the Company issued 654,745 shares of common stock to employees and non employees for net proceeds of $318,108.

During 2007, in connection with a cashless exercise of 1,000,000 stock options by the Chief Executive Officer, the Company issued 1,000,000 shares of common stock and has recognized stock based compensation expense of approximately $20,000 during the year ended December 31, 2007.

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

During the year ended December 31, 2007, the Company granted 5,707,500 five-year stock options to purchase common stock to employees (including 1,450,000 options granted to two officers and a director of the Company) at exercise prices ranging from $0.44 to $0.97 per share. For the years ended December 31, 2007 and 2006, total stock-based compensation charged to operations for option-based arrangements amounted to $3,838,404 and $2,250,330, respectively. At December 31, 2007, there was approximately $663,000 or total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan. These costs are expected to be recognized over a weighted average period of 1.10 years

In December 2007, the Company entered into a settlement agreement and mutual release of claims with a former key employee who served as Director of Marketing of the Company. The Company granted 200,000 five-year stock options to purchase common stock in connection with this settlement agreement at an exercise price of $.001 per share. The Company valued these options utilizing the Black-Scholes options pricing model at approximately $0.49 or $98,000. In connection with these options, the Company recorded $98,000 and has been included in other expenses - employee settlement as reflected in the accompanying consolidated statements of operations. Such options were exercise during December 2007 by the former key employee.

In December 2007, the Company entered into a settlement agreement and mutual release of claims with a former employee of the Company. As defined in the agreement, all remaining options to purchase an aggregate of 149,002 shares of our common stock at exercise prices of $0.34 to $0.50 per share which had been previously granted to her under the terms of our 2002 Stock Option and Stock Award Plan will remain exercisable until their original termination dates between July 2011 and October 2012. Additionally, the Company shall continue to pay medical and dental coverage until March 2008. The Company valued these options with adjusted terms utilizing the Black-Scholes options pricing model ranging from $0.05 to $0.13 or $28,500. In connection with these options, the Company recorded $28,500 and has been included in other expenses - employee settlement as reflected in the accompanying consolidated statements of operations.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

                                                       December 31,
                                            ------------------------------
                                                2007                2006
                                            -------------       ------------
Expected volatility .....................     71% - 94%         221% - 225%
Expected term ...........................      5 years            5 years
Risk-free interest rate .................   3.23% - 5.05%       2.78% - 5.1%
Expected dividend yield .................         0%                  0%

Stock option activity for the years ended December 31, 2007 and 2006 is summarized as follows:

                                      Year Ended December 31, 2007   Year Ended December 31, 2006
                                      ----------------------------   ----------------------------
                                       Number of  Weighted Average    Number of  Weighted Average
                                       Options     Exercise Price     Options    Exercise Price
                                      ----------  ----------------   ----------  ----------------
Balance at beginning of year ......   11,575,485      $   0.42        8,961,573      $   0.53
Granted ...........................    6,107,500          0.64        6,741,683          0.47
Exercised .........................   (2,360,102)         0.15         (300,241)         0.27
Expired ...........................   (1,983,334)         0.80       (3,827,530)         0.58
                                      ----------      --------       ----------      --------
Balance at end of year ............   13,339,549      $   0.54       11,575,485      $   0.42
                                      ==========      ========       ==========      ========

Options exercisable at end of year    11,808,496      $   0.54        9,512,152      $   0.38
                                      ==========      ========       ==========      ========
Weighted average fair value of
options granted during the year ...                   $   0.55                       $   0.48

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2007:

                   Options Outstanding                          Options Exercisable
----------------------------------------------------------  ---------------------------
  Range of                Weighted Average    Weighted                      Weighted
  Exercise      Number       Remaining         Average        Number         Average
   Price     Outstanding  Contractual Life  Exercise Price  Exercisable  Exercise Price
-----------  -----------  ----------------  --------------  -----------  --------------
$0.001-0.02       74,231     2.48 Years        $  0.001          74,231     $  0.001
  0.34-0.75   11,092,818     3.43 Years           0.46        9,757,389        0.45
  0.80-0.97    2,062,500     4.28 Years           0.91        1,866,876        0.92
  1.25-2.25      110,000     1.81 Years           1.74          110,000        1.74
             -----------                       --------     -----------     -------
              13,339,549                       $  0.54       11,808,496     $  0.54
             ===========                       ========     ===========     =======

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Nonvested stock options activity for the year ended December 31, 2007 is summarized as follows:

                                                   Year Ended December 31, 2007
                                                  ------------------------------
                                                   Number of    Weighted Average
                                                    Options      Exercise Price
                                                  -----------   ----------------
Nonvested balance at beginning of year ........    2,063,333        $  0.42
Granted .......................................    2,732,500           0.56
Vested ........................................   (2,625,614)          0.50
Forfeited .....................................     (639,166)          0.50
                                                  ----------        -------
Nonvested balance at end of year ..............    1,531,053        $  0.55
                                                  ==========        =======

NOTE 9 - INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, at December 31, 2007 and 2006 are as follows:

                                                 December 31,      December 31,
                                                     2007              2006
                                                 ------------      ------------
Deferred tax assets:
    Net operating loss carryforward ........     $ 16,000,000      $ 12,710,000

Less:  Valuation allowance .................      (16,000,000)      (12,710,000)
                                                 ------------      ------------
Total net deferred tax assets ..............     $          -      $          -
                                                 ============      ============

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of at December 31, 2007 and 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during 2007 and 2006 was approximately $3.3 million and $4.3 million, respectively.

The Company has incurred net operating losses since inception. At December 31, 2007, the Company had net operating loss carryforwards amounting to approximately $39 million for U.S. tax purposes that expire in various amounts through 2027. The Company has had a change of ownership as defined by the Internal Revenue Code Section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of its net operating loss carryforwards. Furthermore, the Company has not filed tax returns on a consolidated basis which may result in separate company loss limitations which may reduce the utilization of combined net operating loss carryforwards to offset future taxable income. Accordingly, separate company net operating losses may be limited.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 9 - INCOME TAXES (CONTINUED)

The federal statutory tax rate reconciled to the effective tax rate during 2007 and 2006, respectively, is as follows:

                                                 2006      2005
                                                 ----      ----
Tax at U.S. statutory rate: .................    35.0%     35.0%
State tax rate, net of federal benefits .....     6.0       6.0
Permanent differences .......................   (15.6)    (17.8)
Change in valuation allowance ...............   (25.4)    (23.2)
                                                -----     -----
Effective tax rate ..........................     0.0%      0.0%
                                                =====     =====

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS NO. 109, "Accounting for Income Taxes". FIN 48 requires a company to evaluate whether tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, the Company concluded that it has not taken any uncertain tax positions on any of its open income tax returns filed through the period ended December 31, 2006 that would materially distort its financial statement. The Company's methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within its income tax returns.

The Company re-assesses the validity of its conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position's sustainability under audit. The impact of this reassessment for the year ended December 31, 2007 did not have any impact on its results of operations, financial conditions or liquidity.

NOTE 10 - SEGMENTS

During 2007, the Company operated in one segment. The percentages of sales by geographic region in 2007 were approximately:

         United States...  39%
         Europe .........  61%

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

In September 2007, the Company executed a settlement agreement with an unrelated party who claims that an obligation of Grassroots, the Company's subsidiary, has not been satisfied. The Company settled for $20,000 and was released from further claim. The amount was included as a loss/gain from litigation settlement in the accompanying consolidated statements of operations for the year ended December 31, 2007.

The Company is a party to litigation in Riverside County Superior Court, Case No. INC 057586, which was filed on March 22, 2006 by a former employee who alleges that she suffered harassment and infliction of emotional distress during her brief employment from July to October 2005, and that the Company breached a purported employment contract with her upon her resignation. The Company denies the former at-will employee's claims. On November 15, 2006, the Court entered an order sustaining in part and overruling in part our demurrer to that complaint, and an amended complaint was filed December 8, 2006, against which we filed a second demurrer. No trial date has been set. In August 2007, the Company, through a formal mediation, settled for $10,000. The Company was released from further action and has been dismissed from this litigation. The amount was included as a loss/gain from litigation settlement in the accompanying consolidated statements of operations for the year ended December 31, 2007.

The Company is a party to a litigation pending in the Superior Court of the State of California in and for the County of Los Angeles, No. BC 354880, styled Newport International Group, Inc., Plaintiff, vs. Mads Ulrich, Fidelity Capital, Inc., E-Holdings, Inc. and Does 1 through 100, Defendants. This lawsuit, which the Company filed on July 5, 2006, arose out of the transaction with Langley Park Investment Trust, PLC. The Company is alleging damages under California Corporate Code ss.25501.5, common law fraud, violations of Rule 10b-5 of the Securities Exchange Act of 1934, breach of fiduciary duty, negligence, breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment. In September 2007, the Company was successful with the claim and settled the litigation for payment of $310,000 and was included as a gain from litigation settlement in the accompanying consolidated statements of operations for the year ended December 31, 2007.

The Company is a party to litigation in Cole County, Missouri, Case No. 07AC-CC01045, which was filed on November 15, 2007 by a lessor related to an Aircraft lease agreement entered into by the Company in July 2007. This lawsuit arose out of the early termination of the Aircraft lease agreement by the Company. The lessor alleges that the Company failed to make timely payments under the lease and the required accelerated payments upon default. The lessor is suing for damages of approximately $452,000 with an additional cost of $15.82 per day plus reasonable attorneys fees. The Company denies the allegations and filed a counterclaim on January 10, 2008 that the aircraft was not fit for such use and the lessor failed to cure said deficiencies. The Company has recorded a liability of approximately $398,000 which represents rent in September 2007, accelerated rent remaining under the lease term from October 2007 to December 2007, late fees, and incidental expenses for the year ended December 31, 2007.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On March 14, 2007, the Company filed an action in Riverside Superior Court, Spare Backup, Inc. vs. Greenwood Property Management, Case No. INC 065722, against our landlord, Greenwood Property Management, for breach of our lease for the premises at 72575 Waring Drive, Palm Desert, California. Our complaint alleges the landlord failed to deliver the premises in compliance with all applicable building and safety codes, regulations and ordinances, which caused us damages exceeding $213,000 in repair costs. In January 2008, the Company entered into a settlement agreement and release of claims with the landlord. Pursuant to the settlement agreement, the Company shall receive from the landlord $75,000 and rent abatement in the total sum of $25,000 to be applied against our rents beginning February 2008 in the amount of $5,000 per month through June 2008. Additionally, the Company shall receive $25,000 from a third party real estate company in connection with this settlement agreement. Based on this agreement, the Company and the landlord mutually release each other from any claims arising from these allegations.

EMPLOYMENT CONTRACT

The Company entered into an employment agreement with its Chief Executive Officer which expires in December 2008 and is renewable for additional 3-year term. The employment agreement provides for an annual base salary of $239,800 with a 10% increase in his base salary annually. The Company has the obligation to pay the Chief Executive Officer's compensation through December 31, 2008 in the event 1) it terminates the employment without cause, 2) of the death of the Chief Executive Officer, and 3) of the consummation of a merger or disposition of substantially all assets of the Company.

OPERATING LEASES

The Company entered into a new lease effective November 2006. The monthly base rent amounts to $12,667 per month and matures in December 2011.

Future annual minimum payments, net of sublease income, required under operating lease obligations at December 31, 2007 are as follows:

                               Future Minimum
                               Lease Payments
                               --------------
         2008 .............       $156,564
         2009 .............       $161,260
         2010 .............       $166,098
         2011 .............       $171,081

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by a former key employee of the Company during fiscal year 2007 and 2006 amounting to $28,050 and $21,675, respectively. The rental property was used for temporary employee housing during fiscal year 2007 and 2006.

The Company made rental payments for property owned by the Chief Executive Officer of the Company during fiscal year 2007 amounting $12,500. The rental property was used for temporary employee housing during fiscal year 2007.

From time to time Skyebanc, Inc., a broker-dealer and member of FINRA, serves as a selling agent for the Company in the private placement of our securities. Mr. Rich Galterio, a member of the Company's Board of Directors, is an affiliate of Skyebanc, Inc. During fiscal 2007 the Company compensated Skyebanc, Inc. for services in two offerings, including:

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 12 - RELATED PARTY TRANSACTIONS (continued)

         o Between January 2007 and February 2007 the Company received gross proceeds of $1,325,000 from the sale of units of our securities consisting of 8% convertible promissory notes and common stock purchase warrants. The Company paid Skyebanc, Inc. a fee of $25,000 in connection with this offering, and

         o Between May 2007 and July 2007 the Company sold securities in a private placement resulting in proceeds of $1,781,000. The Company paid Skyebanc, Inc. a commission of $21,000 and issued it warrants to purchase 40,385 shares of the Company's common stock which were identical to the warrants issued to the investors.

NOTE 13 - SUBSEQUENT EVENTS

The Company issued 90,271 shares in connection with the payment of interest on the 8% convertible promissory notes during January 2008. The fair value of such shares issued amounted to approximately $33,000.

In January 2008, in connection with the exercise of stock options, the Company issued 181,822 shares of common stock to the Company's Chief Executive Officer for net proceeds of approximately $45,000.

In January 2008, the Company issued in aggregate 151,428 shares of common stock to the Company's Chief Executive Officer and an employee of the Company for services rendered. The fair value of such shares amounted to approximately $61,000 and has been recognized as stock based compensation expense.

In January 2008, the Company executed a mutual release and settlement agreement with a certain vendor. The Company and the vendor claims that both parties were in breach of its obligation under a Master Services Agreement dated in January 2007. The Company has an outstanding balance of approximately $179,000 and has been included in accounts payable as of December 31, 2007. Pursuant to this agreement, the Company settled for $125,000 payable in four monthly equal installments beginning on January 15, 2008 and was released from further claim. The Company has recognized a gain from debt settlement of approximately $54,000 in January 2008.

On January 16, 2008, the Company filed a Certificate of Designation with the Secretary of State of Delaware whereby the company has designated a series of 50,000 shares of its blank check preferred stock as Series A Preferred Stock. The designations, rights and preferences of the Series A Preferred Stock includes:

   o each share has a stated value and a liquidation preference of $0.001 per share which equals the par value of the shares,

   o  the shares are not convertible or exchange into any other security,

   o each share entitles the holder to Four Hundred (400) votes at any meeting of our stockholders and such shares will vote together with our common stockholders, provided, however, that the holder is not eligible to vote the shares in connection with an amendment to increase the number of our authorized shares of common stock if such amendment is proposed to our stockholders with four (4) months from the date of issuance of the shares,

   o  the shares are not subject to redemption, and

   o so long as the shares are outstanding, the Company has agreed not to alter or change the rights of the security in a manner which would adversely affect the Series A Preferred Stock, or take any action which would result in the taxation of the holder under Section 305 of the Internal Revenue Code

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

Immediately following the creation of this class of security we issued Mr. Cery Perle, the Company's CEO, 50,000 shares of Series A Preferred Stock in lieu of other compensation arrangements with Mr. Perle. These actions were approved by the Company's Board of Directors. The Company recognized compensation expense equal to the liquidation preference of the shares of Series A Preferred Stock issued to Mr. Perle.

In February 2008, in connection with the exercise of stock options, the Company issued 60,975 shares of common stock to an employee for net proceeds of approximately $25,000.

Between January 2008 and February 2008, the Company granted an aggregate of 2,325,000 five-year stock options to purchase common stock to the Chief Executive Officer and certain employees of the Company at exercise prices ranging from $0.35 to $0.41 per share. The Company valued these options utilizing the Black-Scholes options pricing model ranging from $0.23 to $0.30 per share or approximately $561,000.

Between January 2008 and February 2008, in connection with the exercise of stock warrants, the Company issued an aggregate of 1,489,606 shares of common stock for net proceeds of approximately $495,000.

In February 2008, the Company issued in aggregate 210,648 shares of common stock to the Company's Chief Executive Officer and certain employees of the Company for services rendered. The fair value of such shares amounted to approximately $95,000 and has been recognized as stock based compensation expense.

In February 2008, the Company issued 100,000 restricted shares of common stock for consulting services. The Company valued these common shares at the fair market value on the date of grant at $0.45 per share or $45,000.

In February 2008, the Company granted 100,000 five-year stock options to purchase common stock for marketing strategy and financial advisory services in connection with a consulting agreement. The Company valued these options utilizing the Black-Scholes options pricing model at $0.29 per share or approximately $29,000.

In February 2008, the Company reduced the exercise price of warrants to purchase an aggregate of 5,000,000 shares of common stock to $0.33 per share in connection with the 8% convertible promissory notes issued in November 2007 (See
Note 5 - Convertible Promissory Notes). In February 2008, the Company issued 1,060,606 shares of common stock for net proceeds of approximately $0.33 per share or $350,000 in connection with the exercise of stock warrants. Accordingly, in connection with the 8% convertible promissory notes issued in fiscal 2007, the exercise price of the warrants issued and the conversion price per share pursuant to the Follow-on Financing will reset to such lower price or $0.33 per share.

In February 2008, the Company issued convertible promissory note amounting to $50,000. In connection with the issuance of this note payable, the Company granted 25,000 warrants to an investor exercisable at a price of $0.50 per share for a period of three years. The note payable bear 8% interest per annum and matures in February 2010. This promissory note is convertible at $0.33 per share of common stock. In the event the Company issues any shares of its common stock at an exercise price or conversion price per share less than $0.33 per share following the closing of the 8% Convertible Promissory Notes, then the exercise price of the warrants issued pursuant to the Follow-on Financing will reset to such lower price. The Company recognized a total debt discount of approximately $26,000 in connection with the issuance of these 8% convertible debentures.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

In March 2008, the Company issued in aggregate 264,811 shares of common stock to two employees of the Company for services rendered. The fair value of such shares amounted to approximately $101,000 and has been recognized as stock based compensation expense.

In March 2008, the Company issued in aggregate 1,357,143 shares pursuant to a private placement which generated gross proceeds of approximately $475,000. In connection with this private placement, the Company issued 678,572 warrants exercisable at a price of $0.50 per share. The warrants expire in March 2011.

In March 2008, the Company cancelled 50,000 shares of common stock previously issued to a consultant. In connection with the return of the 50,000 shares of common stock, the Company reduced stock-based compensation expense by $21,000 based on the fair market value of the common stock on the date of cancellation of $0.42 per share.

In March 2008, the Company granted an aggregate of 1,350,000 five-year stock options to purchase common stock to the Chief Executive Officer, two directors, and certain employees of the Company at exercise prices ranging from $0.32 to $0.40 per share. The Company valued these options utilizing the Black-Scholes options pricing model ranging from $0.22 to $0.24 per share or approximately $310,000.

In April 2008 the Company entered into a 12 month investment banking agreement with a FINRA member firm pursuant to which it agreed to act as a non-exclusive investment banking consultant for the Company. As partial compensation, the Company issued the firm a five year common stock purchase warrant to purchase 250,000 shares of its common stock at an exercise price of $0.40 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at $0.21 per share or approximately $53,000.