Form 10-Q
period 2008-03-31
SPARE BACKUP, INC.
filed 2008-05-15
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO _____________________

COMMISSION FILE NUMBER: 000-30451

                               SPARE BACKUP , INC.
                               -------------------
                (Name of registrant as specified in its charter)

                  DELAWARE                                  23-3030650
       ---------------------------------               -------------------
        (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)               Identification No.)

    72757 FRED WARING DRIVE, PALM DESERT, CA                  92260
    ----------------------------------------                ----------
    (Address of principal executive offices)                (Zip Code)

                                 (760) 779-0251
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                      -----
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer          [ ]             Accelerated filer           [ ]
Non-accelerated filer            [ ]             Smaller reporting company   [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 81,358,586 shares of common stock are issued and outstanding as of May 6, 2008.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements .............................................    3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. .............................   19

Item 3.  Quantative and Qualitative Disclosures About Market Risk. ........   29

Item 4T  Controls and Procedures. .........................................   29

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ...............................................   29

Item 1A. Risk Factors. ....................................................   29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .....   29

Item 3.  Defaults Upon Senior Securities. .................................   31

Item 4.  Submission of Matters to a Vote of Security Holders. .............   31

Item 5.  Other Information. ...............................................   31

Item 6.  Exhibits. ........................................................   31

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               SPARE BACKUP, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                                                                                 Year ended
                                                             March 31, 2008   December 31, 2007
                          ASSETS                               (Unaudited)           (1)
                                                             --------------   -----------------
Current Assets:
  Cash ..................................................     $     25,455      $    527,402
  Prepaid marketing expense .............................                -           181,238
                                                              ------------      ------------
    Total current assets ................................           25,455           708,640

  Property and equipment, net of accumulated depreciation        1,586,198         1,652,077
                                                              ------------      ------------

    Total assets ........................................     $  1,611,653      $  2,360,717
                                                              ============      ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .................     $  2,760,814      $  2,878,014
  8% Convertible promissory notes, net of debt discount
    of $1,831,838 and $2,558,624, respectively ..........        1,143,162           416,376
  Accrued interest on convertible promissory notes ......           59,112            33,310
  Due to stockholder ....................................           15,000            15,000
                                                              ------------      ------------

    Total current liabilities ...........................        3,978,088         3,342,700

  8% Convertible promissory notes, net of debt discount
    of $24,284 and $0, respectively .....................           25,716                 -
                                                              ------------      ------------

    Total liabilities ...................................        4,003,804         3,342,700

Stockholders' Deficit:
  Preferred stock; $.001 par value, 5,000,000 shares
    authorized, 50,000 issued and outstanding ...........               50                 -
  Common stock; $.001 par value, 150,000,000 shares
    authorized, 81,079,762 and 77,221,052 issued and
    outstanding, respectively ...........................           81,080            77,221
  Additional paid-in capital ............................       74,575,128        72,585,482
  Accumulated deficit ...................................      (77,048,409)      (73,644,686)
                                                              ------------      ------------

    Total stockholders' deficit .........................       (2,392,151)         (981,983)
                                                              ------------      ------------

    Total liabilities and stockholders' deficit .........     $  1,611,653      $  2,360,717
                                                              ============      ============

(1) Derived from Audited Financial Statements

                   See Notes to Unaudited Consolidated Financial Statements.
                                              -3-

                        SPARE BACKUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three Months Ended
                                                             March 31,
                                                        2008           2007
                                                    ------------   ------------
                                                     (Unaudited)    (Unaudited)

Net Revenues .....................................  $    203,060   $     20,942

Operating expenses:
  Research and development .......................       522,954        695,217
  Sales, general and administrative ..............     2,350,858      2,663,800
                                                    ------------   ------------

    Total operating expenses .....................     2,873,812      3,359,017
                                                    ------------   ------------

    Operating loss ...............................    (2,670,752)    (3,338,075)
                                                    ------------   ------------
Other income (expense):
  Change in fair value of derivative liabilities .             -    (13,966,577)
  Derivative liability expense ...................             -       (334,030)
  Gain from debt settlement ......................        53,713              -
  Foreign currency gain ..........................           582              -
  Interest expense ...............................      (787,266)    (1,415,485)
                                                    ------------   ------------
  Total other expenses ...........................      (732,971)   (15,716,092)

Net loss .........................................  $ (3,403,723)  $(19,054,167)
                                                    ============   ============

Basic and diluted net loss per common share ......  $      (0.04)  $      (0.33)
                                                    ============   ============

Basic and diluted weighted average common
 shares outstanding ..............................    78,553,471     57,873,524
                                                    ============   ============

            See Notes to Unaudited Consolidated Financial Statements.

                           SPARE BACKUP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          For the Three Months Ended
                                                                   March 31,
                                                              2008           2007
                                                          ------------   ------------
                                                           (Unaudited)    (Unaudited)
Cash flows from operating activities:
Net loss ...............................................  $ (3,403,723)  $(19,054,167)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Derivative liability expense .........................             -        334,030
  Change in fair value of derivative liabilities .......             -     13,966,577
  Fair value of options issued to employees ............       585,477        581,671
  Fair value of options issued to consultants ..........        29,000              -
  Amortization of debt discount ........................       728,154      1,400,698
  Amortization of deferred compensation ................             -         83,678
  Amortization of prepaid marketing expense ............       181,238        313,047
  Fair value of shares of common stock issued in
   connection with services rendered ...................       280,474         67,520
  Fair value of shares of preferred stock issued in
   connection with services rendered ...................            50              -
  Depreciation .........................................       199,591        119,439
Changes in operating assets and liabilities
  Restricted cash ......................................             -        572,830
  Prepaid expenses and other current assets ............             -          2,223
  Accounts payable and accrued expenses ................      (117,200)     1,622,846
  Accrued interest on convertible promissory notes .....        59,112         14,787
  Other liabilities ....................................             -         (6,426)
                                                          ------------   ------------

Net cash (used in) provided by operating activities ....    (1,457,827)        18,753
                                                          ------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment ..................      (133,712)    (1,685,525)
                                                          ------------   ------------

Net cash used in investing activities ..................      (133,712)    (1,685,525)
                                                          ------------   ------------

Cash flows from financing activities:
  Principal repayments on convertible promissory notes .             -        (11,480)
  Repurchase of shares of common stock .................             -     (1,250,000)
  Proceeds from issuance of convertible promissory notes        50,000      1,325,000
  Net proceeds from issuance of common stock for cash ..       475,000              -
  Net proceeds from exercise of warrants ...............       494,705      1,984,096
  Proceeds from exercise of stock options ..............        69,887         14,971
                                                          ------------   ------------

Net cash provided by financing activities ..............     1,089,592      2,062,587
                                                          ------------   ------------

(Decrease) increase in cash ............................      (501,947)       395,815

Cash at beginning of period ............................       527,402        146,318
                                                          ------------   ------------

Cash at end of period ..................................  $     25,455   $    542,133
                                                          ============   ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ...............  $          -   $          -
                                                          ============   ============

  Cash paid during the year for taxes ..................  $          -   $          -
                                                          ============   ============

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants and embedded conversion
 features issued in connection with the issuance of
 convertible promissory notes and corresponding
 debt discount .........................................  $     25,652   $          -
                                                          ============   ============

Reclassification of liability contracts to equity ......  $          -   $  8,310,428
                                                          ============   ============

Conversion of convertible promissory notes into
 shares of common stock ................................  $          -   $  1,617,029
                                                          ============   ============

Fair value of shares of common stock issued for
 payment of accrued interest ...........................  $     33,310   $     22,097
                                                          ============   ============

               See Notes to Unaudited Consolidated Financial Statements.
                                          -5-

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form l0-Q. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes as of and for the year ended December 31, 2007, included in the Annual Report filed on Form l0-K.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2008, and the results of operations and cash flows for the three months ending March 31, 2008 have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-K as filed with the Securities and Exchange Commission for the year ended December 31, 2007.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002 and has incurred net losses of approximately $3.4 million during the three months ended March 31, 2008. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, share-based payments, and useful life of property and equipment. Actual results may differ from these estimates.

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 53,077,226 and 34,521,006 at March 31, 2008 and 2007, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at March 31, 2008 and 2007 are excluded from the loss per share computation for that period due to their antidilutive effect.

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2008, the Company had not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of March 31, 2008 instead, such amounts are included in the statement of operations under the caption "Research and development".

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

RECLASSIFICATION

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation. Such reclassifications had no effect on the reported net loss.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company has determined that this interpretation does not have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material.Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has determined that this interpretation does not have a material impact on its financial position, results of operations, or cash flows.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141, " Business Combinations," which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                      March 31,     December 31,
                                     Estimated life     2008           2007
                                     --------------  -----------    -----------

Computer and office equipment .....   3 to 5 years   $ 2,495,072    $ 2,361,360

Leasehold improvements ............       5 years        187,122        187,122
                                                     -----------    -----------
                                                       2,682,194      2,548,482

Less: Accumulated depreciation ....                   (1,095,996)      (896,405)
                                                     -----------    -----------
                                                     $ 1,586,198    $ 1,652,077
                                                     ===========    ===========

Depreciation expense amounted to $199,591 and $119,439 during the three months ended March 31, 2008 and 2007, respectively.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 4 - CONVERTIBLE PROMISSORY NOTES - CURRENT

Convertible promissory notes consist of the following as of:

                                                                                 March 31,    December 31,
                                                                                   2008           2007
                                                                                -----------   -----------
8% Convertible promissory notes, bearing interest at 8% per annum, maturing between October and November 2008. Interest payable commencing the quarter ended December 31, 2007, payable within thirty (30) days of the end of the quarter. Interest may be paid in cash or common stock at the option of the
Company. Interest paid in common stock will be calculated at ninety percent
(90%) of the average closing price for the common stock for the five (5)
trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of common
stock at a rate of $0.33. ....................................................  $ 2,975,000   $ 2,975,000

Less:  unamortized discount ..................................................   (1,831,838)   (2,558,624)
                                                                                -----------   -----------
Convertible promissory notes-short-term ......................................  $ 1,143,162   $   416,376
                                                                                ===========   ===========

Between October 2007 and November 2007, the Company issued convertible promissory notes totaling $475,000. In connection with the issuance of these notes payable, the Company granted 950,000 warrants to investors exercisable at a price of $0.75 per share for a period of three years. These promissory notes are convertible at $0.50 per share of common stock. In the event the Company issues any shares of its common stock at an exercise price or conversion price per share less than $0.50 per share while these notes remain outstanding, then the exercise price of the warrants issued pursuant to the subsequent financing will reset to such lower price. The Company recognized a total debt discount of approximately $475,000 in connection with the issuance of these 8% convertible promissory notes.

On November 14, 2007, the Company issued convertible promissory notes totaling $2,500,000. In connection with the issuance of these notes payable, the Company granted 5,000,000 warrants to investors exercisable at a price of $0.50 per share for a period of three years. These promissory notes are convertible at $0.50 per share of common stock. In the event the Company issues any shares of its common stock at an exercise price or conversion price per share less than $0.50 per share while these notes remain outstanding, then the exercise price of the warrants issued pursuant to the subsequent financing will reset to such lower price. The Company recognized a total debt discount of approximately $2,500,000 in connection with the issuance of these 8% convertible promissory notes.

The Company may cause conversion of the 8% convertible promissory notes and any accrued but unpaid interest into its common stock prior to maturity on written notice to holders provided (i) it has completed one or more financings in which it has received gross proceeds of $4,000,000 or more, and (ii) a registration statement is in effect with the Securities Exchange Commission covering resale of the shares of common stock underlying the notes and warrants.

In February 2008, the Company reduced the exercise price of warrants to purchase an aggregate of 5,000,000 shares of common stock to $0.33 per share in connection with the 8% convertible promissory notes issued in November 2007. In February 2008, the Company issued 1,060,606 shares of common stock for net proceeds of approximately $0.33 per share or $350,000 in connection with the exercise of such stock warrants. Accordingly, in connection with the 8% convertible promissory notes issued during 2007, the exercise price of the warrants issued and the conversion price per share pursuant to the subsequent financing will reset to such lower price or $0.33 per share.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 4 - CONVERTIBLE PROMISSORY NOTES - CURRENT (CONTINUED)

Between April 2008 and May 2008, the Company issued convertible promissory notes totaling $945,000. These promissory notes are convertible at $0.30 per share of common stock. Accordingly, in connection with the 8% convertible promissory notes issued during 2007, the conversion price per share pursuant to the subsequent financing will reset to such lower price or $0.30 per share (See Note
10).

Total amortization of debt discounts for the convertible promissory notes - current amounted to approximately $727,000 and $1.4 million during the three months ended March 31, 2008 and 2007, respectively, and is included in interest expense.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES - LONG TERM

In February 2008, the Company issued a convertible promissory note amounting to $50,000. In connection with the issuance of this note payable, the Company granted 25,000 warrants to an investor exercisable at a price of $0.50 per share for a period of three years. The note payable bears 8% interest per annum and matures in February 2010. This promissory note is convertible at $0.33 per share of common stock. In the event the Company issues any shares of its common stock at an exercise price or conversion price per share less than $0.33 per share following the closing of the 8% Convertible Promissory Notes, then the exercise price of the warrants issued pursuant to the subsequent financing will reset to such lower price. The Company recognized a total debt discount of approximately $26,000 in connection with the issuance of these 8% convertible debentures.

Total amortization of debt discounts for the convertible promissory notes - long term amounted to approximately $1,000 during the three months ended March 31, 2008, and is included in interest expense.

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCE OF PREFERRED STOCK PURSUANT TO SERVICES PERFORMED

On January 16, 2008, the Company filed a Certificate of Designation with the Secretary of State of Delaware whereby the company has designated a series of 50,000 shares of its blank check preferred stock as Series A Preferred Stock. The designations, rights and preferences of the Series A Preferred Stock includes:

   o each share has a stated value and a liquidation preference of $0.001 per share which equals the par value of the shares,

   o  the shares are not convertible or exchange into any other security,

   o the holders of Series A Preferred Stock shall have no rights to receive dividend distributions or to participate in any dividends declared by the Corporation to or for the benefit of the holders of its common stock.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

   o so long as the shares are outstanding, the Company has agreed not to alter or change the rights of the security in a manner which would adversely affect the Series A Preferred Stock, or take any action which would result in the taxation of the holder under Section 305 of the Internal Revenue Code Immediately following the creation of this class of security the Company issued Mr. Cery Perle, the Company's CEO, 50,000 shares of Series A Preferred Stock valued at $50. These actions were approved by the Company's Board of Directors. The Company recognized compensation expense of $50 or equal to the liquidation preference of the shares of Series A Preferred Stock issued to the Company's CEO.

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The Company issued 90,271 shares in connection with the payment of interest on the 8% convertible promissory notes during January 2008. The fair value of such shares issued amounted to approximately $33,000.

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

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

ISSUANCE OF COMMON STOCK PURSUANT TO EXERCISE OF STOCK WARRANTS AND OPTIONS.

Between January 2008 and February 2008, in connection with the exercise of stock warrants, the Company issued an aggregate of 1,489,606 shares of common stock for net proceeds of approximately $495,000.

In February 2008, the Company reduced the exercise price of warrants to purchase an aggregate of 5,000,000 shares of common stock to $0.33 per share in connection with the 8% convertible promissory notes issued in November 2007 (See
Note 4 - Convertible Promissory Notes- Current). In February 2008, the Company issued 1,060,606 shares of common stock for net proceeds of approximately $0.33 per share or $350,000 in connection with the exercise of stock warrants. Accordingly, in connection with the 8% convertible promissory notes issued in fiscal 2007, the exercise price of the warrants issued and the conversion price per share pursuant to the Follow-on Financing will reset to such lower price or $0.33 per share.

In January 2008, in connection with the exercise of stock options, the Company issued 181,822 shares of common stock to the Company's Chief Executive Officer for net proceeds of approximately $45,000.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

Between February 2008 and March 2008, in connection with the exercise of stock options, the Company issued 62,981 shares of common stock to an employee for net proceeds of approximately $25,000.

ISSUANCE OF COMMON STOCK PURSUANT TO PRIVATE PLACEMENTS

In March 2008, the Company issued in aggregate 1,357,143 shares pursuant to a private placement which generated gross proceeds of approximately $475,000. In connection with this private placement, the Company issued 678,572 warrants exercisable at a price of $0.50 per share. The warrants expire in March 2011.

CANCELLATION OF COMMON STOCK

In March 2008, the Company cancelled 50,000 shares of common stock previously issued to a consultant. In connection with the return of the 50,000 shares of common stock, the Company reduced stock-based compensation expense by $21,000 based on the fair market value of the common stock on the date of cancellation of $0.42 per share.

NOTE 7 - STOCK OPTIONS AND WARRANTS

WARRANTS

Between January 2008 and February 2008, in connection with the exercise of stock warrants, the Company issued an aggregate of 1,489,606 shares of common stock for net proceeds of approximately $495,000.

In February 2008, the Company issued a convertible promissory note amounting to $50,000. In connection with the issuance of this note payable, the Company granted 25,000 warrants to an investor exercisable at a price of $0.50 per share for a period of three years.

In March 2008, the Company granted a three-year warrant to purchase 678,572 shares of common stock to investors in connection with private placements. These warrants are exercisable at $0.50 per share.

Stock warrant activity for the three months ended March 31, 2008 is summarized as follows:

                                               Number of        Weighted Average
                                               Warrants          Exercise Price
                                              -----------       ----------------
Balance at beginning of year ...........       28,029,348           $   0.70
Granted ................................          703,572               0.50
Exercised ..............................       (1,489,606)              0.33
Expired ................................                -                  -
                                              -----------       ----------------
Balance at end of period ...............       27,243,314           $   0.71
                                              ===========       ================

Warrants exercisable at end of period ..       27,243,314           $   0.71
                                              ===========       ================
Weighted average fair value of
warrants granted during the period .....                            $   0.50

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

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

Between February 2008 and March 2008, in connection with the exercise of stock options, the Company issued 62,981 shares of common stock to an employee for net proceeds of approximately $25,000.

During the three months ended March 31, 2008, the Company granted 3,675,000 five-year stock options to purchase common stock to employees (including 3,250,000 options granted to the Company's Chief Executive Officer and two directors of the Company) at exercise prices ranging from $0.32 to $0.41 per share. For the three months ended March 31, 2008 and 2007, total stock-based compensation charged to operations for option-based arrangements amounted to $585,477 and $581,671, respectively. At March 31, 2008, there was approximately $951,000 or total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

Stock option activity for the three months ended March 31, 2008 is summarized as follows:

                                               Number of        Weighted Average
                                                Options          Exercise Price
                                              -----------       ----------------
Balance at beginning of year ...........       13,339,549           $   0.54
Granted ................................        3,775,000               0.35
Exercised ..............................         (244,803)              0.29
Expired ................................         (140,000)              0.56
                                              -----------       ----------------
Balance at end of period ...............       16,729,746           $   0.50
                                              ===========       ================

Options exercisable at end of period ...       13,693,069           $   0.48
                                              ===========       ================
Weighted average fair value of
options granted during the period ......                            $   0.24

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 7 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

                                                    March 31,
                                          ----------------------------
                                              2008             2007
                                          -------------      ---------
         Expected volatility                70% - 81%           232%
         Expected term                       5 Years          5 Years
         Risk-free interest rate          2.36% - 3.00%        4.54%
         Expected dividend yield                0%               0%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In January 2008, the Company executed a mutual release and settlement agreement with a certain vendor. The Company and the vendor claim that both parties were in breach of their obligation under a Master Services Agreement dated in January 2007. The Company has an outstanding balance of approximately $179,000 which has been included in accounts payable prior to this settlement. Pursuant to this agreement, the Company settled for $125,000 payable in four monthly equal installments beginning on January 15, 2008 and was released from further claim. The Company has recognized a gain from debt settlement of approximately $54,000 during the three months ended March 31, 2008.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during the three months ended March 31, 2008 amounting $7,500. The rental property was used for temporary employee housing during the period.

NOTE 10 - SUBSEQUENT EVENTS

In April 2008 the Company entered into a 12 month investment banking agreement with a FINRA member firm pursuant to which it agreed to act as a investment banking consultant for the Company. As partial compensation, the Company issued the firm a five year common stock purchase warrant to purchase 250,000 shares of its common stock at an exercise price of $0.40 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at $0.21 per share or approximately $53,000.

In April 2008, in connection with the exercise of stock options, the Company issued 62,500 shares of common stock to the Company's director for net proceeds of approximately $20,000.

In April 2008, the Company issued 190,931 shares in connection with the payment of interest on the 8% convertible promissory notes. The fair value of such shares issued amounted to approximately $59,000.

In April 2008, the Company issued 75,757 shares in connection with the conversion of an 8% convertible promissory notes. The fair value of such shares issued amounted to approximately $25,000.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)

In April 2008, the Company granted an aggregate of 300,000 five-year stock options to purchase common stock to certain employees of the Company at exercise prices ranging from $0.35 to $0.40 per share. The Company valued these options utilizing the Black-Scholes options pricing model of approximately $0.20 per share or approximately $62,000.

In April 2008, the Company entered into a 12 month investment banking agreement with a broker dealer and FINRA member firm pursuant to which it agreed to act as a financial advisor and lead underwriter for us in connection with capital raising transactions to be undertaken on a best efforts basis. The Company will pay this firm a commission fee based on the total amount the Company have received from the sale of its securities to investors introduce to the Company as described in the agreement.

In May 2008, the Company issued 50,000 restricted shares of common stock for investor relations services. The Company valued these common shares at the fair market value on the date of grant at $0.37 per share or $18,500.

In May 2008, the Company cancelled 100,000 shares of common stock previously issued to a consultant. In connection with the return of the 100,000 shares of common stock, the Company reduced stock-based compensation expense by $37,000 based on the fair market value of the common stock on the date of cancellation of $0.37 per share.

Effective May 12, 2008 the Company sold an aggregate of $745,000 principal amount 10% Convertible Senior Unsecured Promissory Debentures (the "10% Debentures") to 10 accredited investors and issued those investors five year common stock purchase warrants to purchase 745,000 shares of its common. The Company received gross proceeds of $745,000 and paid the placement agent a commission of $122,000. In connection with the issuance of these notes payable, the Company granted 745,000 warrants to investors exercisable at a price of approximately $0.36 per share for a period of five years.

The 10% Debentures bear interest at 10% per annum and the principal and all accrued interest is due three months from the closing date. The principal and accrued but unpaid interest is convertible at the option of the holder into shares of our common stock at a conversion price of $0.30 per share, subject to proportional adjustment in the event of stock splits, stock dividends, or similar corporate events. In the event the Company issues any shares of its common stock at an exercise price or conversion price per share less than $0.30 per share within fifteen (15) months following the closing of these 10% convertible promissory notes, then the exercise price or conversion price, as the case may be, of these notes and warrants shall be reset to such lower price with no floor. The Company recognized a total debt discount of approximately $293,000 in connection with the issuance of these 10% convertible promissory notes.

The holders are entitled to convert all or any portion of the principal amount of the 10% Debenture and accrued but unpaid interest into securities that the Company may offer in a subsequent financing of $5,000,000 or more. In the event the 10% Debentures have not been converted into the securities offered in such subsequent financing because the financing has not closed prior to the due date of the debentures, the Company is required to redeem 1/12th of the principal amount of the 10% Debentures every month beginning on August 1, 2008 at a redemption price equal to the face value of the debentures plus accrued but unpaid interest. At the option of the holders the redemption price is payable in cash or shares of our common stock valued at 90% of the VWAP (as that term is defined in the 10% Debenture).

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)

The 10% Debentures are senior in right of payment to all of the Company's existing indebtedness. In the event the 10% Debentures are not converted or redeemed prior to maturity and the Company issued new debt which is senior to the 10% Debentures, the Company is required to immediately redeem the 10% Debentures for 110% of the face value plus accrued but unpaid interest. The Company has agreed not to issue any senior debt prior to maturity except as part of the aforedescribed subsequent financing.

Under the terms of the Securities Purchase Agreement with the investors, the Company agreed to file a registration statement with the SEC covering the shares of its common stock underlying the 10% Debentures and the warrants so as to permit the public resale thereof. Should the Company complete any additional financings prior to the filing of such registration statement, the Company agreed to offer the same registration rights granted those purchasers to the purchasers of the 10% Debentures to the extent more favorable to the 10% Debenture holders. In connection with the transaction, the holder of a $2,500,000 principal amount 8% convertible subordinated promissory note due in November 2008 entered into a Subordination Agreement whereby that debt was subordinated to the 10% Debentures.

Prior to the aforedescribed offering, in April 2008 the Company sold a $200,000 principal amount 10% Debenture and issued that investor five year common stock purchase warrants to purchase 200,000 shares of its common stock at an exercise price of approximately $0.36 per share. The Company did not pay a commission or finder's fee in this transaction. The terms of the 10% Debenture and warrants are identical to those described above. The Company recognized a total debt discount of approximately $79,000 in connection with the issuance of these 10% convertible promissory notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         In fiscal 2007 we established a business relationship with DSG International. While not a "household" name in the U.S., DSG International is Europe's leading specialist electronic retailing group with more than 1,200 stores and online stores, operating in 27 countries with 40,000 employees. Following the February 2007 execution of the initial agreement, in September 2007 we successfully completed a pilot program and in the fourth quarter of fiscal the product roll out was complete and we launched an extensive marketing campaign. Revenues from our partner agreement with DSG International represented approximately 76% of our total net revenues for the three months ended March 31, 2008.

         Under the terms of our agreement with DSG International we agreed to provide initial training information and provide marketing materials for DSGI's network of sales associates. During the pilot program a number of marketing strategies and initiatives were undertaken in an effort to determine the most effective approach, including direct mail, email blasts, in store promotions and bundling with other services. During 2007 we were required to spend more time than initially anticipated in the training of the DSG sales associates. When our DSG program was launched, the marketing program included an in store free CD giveaway. While we initially distributed CD's in this promotion, we found that DSG's sales associates required additional training if the value of a back up service was to be effectively promoted to the customer. We have recently completed an additional training video to assist DSG's sales associates in marketing our products and services and expect to relaunch this program during the second quarter in fiscal 2008. In the meantime, we currently offer one gigabyte of free backup service to all DSG customers who participate in its PCextended warranty program. As of April 2008 we have in excess of 10,000 paid subscribers from our DSG program and we believe that our conversion rate to fully paid subscribers in the first quarter of fiscal 2008 continues to increase and the retention rates of those subscribers will remain high.

         As described above, during the three months ended March 31, 2008, we spent significant resources, both financial and management time, in implementing our distribution model and broadening our partnership relationships the accomplishment of these goals. These costs included approximately $213,000 for sales and marketing, advertising and business development expenses as well as approximately $139,000 of travel and travel related expenses, and approximately $197,000 of costs associated with technology service which includes engineering development, software and hardware related to the ongoing provision of our services. During this period we also spent approximately $523,000 on research and development. The research and development expenses were primarily related to compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products.

         In addition to significant expenditures for sales and marketing and research and development during the three months ended March 31, 2008, we also spent approximately $2,351,000 on sales, general and administrative expenses during the three months ended March 31, 2008 which includes non-cash expenses of approximately $1,142,000 attributable to depreciation, stock based compensation to our chief executive officer and certain employees, stock based consulting fees, and amortization of prepaid marketing associated with the value of a warrant granted to DSG International, Plc. Our net revenues are not sufficient to pay our operating costs and as with prior periods we are materially dependent on our ability to raise capital through the sale of our securities to provide cash to fund our operations. During first quarter of fiscal 2008 we raised approximately $1,090,000 in working capital through the issuance of notes, the sale of common stock and the exercise of warrants and options. Subsequent to March 31, 2008, we have raised approximately $965,000 in working capital through the issuance of short term notes and the exercise of options.

         While it is likely we will continue to expend research and development costs during the remainder of fiscal 2008, we do not presently anticipate that our sales and marketing and related expenses will approach 2007 levels, including with respect to our ongoing relationship with DSG International. Additional early stage partnerships on which our management is currently concentrating, do not require the same level of financial participation on our part in the marketing and launch of our products. In addition, we are seeking to further refine our revenue model with new partners to a cost based model in an effort to increase our revenue share.

         While our net revenues continue to increase, our operating expenses are still significantly high. As set forth elsewhere herein, we will need to raise additional working capital during the remainder of fiscal 2008 to pay the costs associated with our sales and marketing efforts, expanding our customer base and for our general operating expenses. In April 2008 we entered into a 12 month investment banking agreement with a broker dealer and FINRA member firm pursuant to which it agreed to act as an exclusive financial advisor and lead underwriter for us in connection with capital raising transactions to be undertaken on a best efforts basis. We will pay this firm a commission fee based on the total amount we have received from the sale of our securities to investors introduced to us as described in the agreement. Between April 2008 and May 2008 we sold $945,000 principal amount senior unsecured convertible promissory debentures due in three months in a private placement for which the investment banking firm served as placement agent.

         There are, of course, no assurances that we will be able to raise the additional capital necessary to continue to implement our business model. If this capital is not available to us, we may be forced to curtail some or all of our growth plans and/or operations. If these efforts are not sufficient, it is possible that we could be forced to cease operations.

GOING CONCERN

         We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $77 million since inception through March 31, 2008. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2007 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to seek to provide for our capital requirements through the sale of equity securities and debt, and have recently engaged a broker dealer that is a FINRA member firm to assist us in these efforts. However, we have no firm commitments from any third party to provide this financing and we cannot assure investors we will be successful in raising working capital as needed. In addition, the terms of a number of securities that we sold during fiscal 2007 contain price resets which may inhibit our ability to attract investors. Finally, we have approximately $3,920,000 of short term debt coming due during third and fourth quarters of fiscal 2008 and do not presently have sufficient funds to pay these obligations. There are no assurances that we will have sufficient funds to execute our business plan, pay our operating expenses and obligations as they become due or generate positive operating results.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included elsewhere in this report. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition.

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

         Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payments," under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Consolidated Statement of Operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company has determined that this interpretation does not have a material impact on its financial position, results of operations, or cash flows.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has determined that this interpretation does not have a material impact on its financial position, results of operations, or cash flows.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED) AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

         Following is a comparative information on certain selected income statement items.

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                 ----------------------------
                                                     2008             2007       $ OF CHANGE     % OF CHANGE
                                                 ------------    ------------    ------------    -----------
Revenues .....................................   $    203,060    $     20,942         182,118          +870%

Operating expenses:
Research and development .....................        522,954         695,217        (172,263)          -25%
Sales, general and administrative ............      2,350,858       2,663,800        (312,942)          -12%
         Total operating expenses ............      2,873,812       3,359,017        (485,205)          -14%

Operating loss ...............................     (2,670,752)     (3,338,075)        667,323           -20%

Other income (expense):
Change in fair value of derivative liabilities              -     (13,966,577)     13,966,577             NM
Derivative liability expense .................              -        (334,030)        334,030             NM
Gain from debt settlement ....................         53,713               -          53,713             NM
Foreign currency gain ........................            582               -             582             NM
Interest expense .............................       (787,266)     (1,415,485)        628,219           -44%
         Total other expenses ................       (732,971)    (15,716,092)     14,983,121           -95%

Net loss .....................................   $ (3,403,723)   $(19,054,167)     15,650,444           -82%

Basic and diluted loss per common share ......   $      (0.04)   $      (0.33)   $       0.29             NM
Basic and diluted weighted average common
shares outstanding ...........................     78,553,471      57,873,524      20,679,947             NM

NM = not meaningful

REVENUES

         The increase in revenues of approximately $182,000 for the three months ended March 31, 2008 as compared to the same period in fiscal 2007 reflects the increased adoption rate of our products by trial users who convert to subscriptions. Management believes that we have doubled our subscriber base in the first quarter of fiscal 2008 from the fourth quarter of fiscal 2007 and currently have over 50,000 subscribers. In addition, we currently have in excess of 14,000 paid subscribers and over 35,000 in our opt-out model and we expect that number to dramatically increase by the end of fiscal 2008. For the three months ended March 31, 2008, approximately 76% of our total net revenues were primarily attributable to the establishment of an international partner relationship with DSG International focusing in Europe. Although we realized net revenues related to the DSG International relationship, the actual cash attributable to such net revenues was not received by us and is currently applied against amounts we owe DSG International for marketing expenses which was approximately $492,000 at March 31, 2008. During the first quarter of 2008, we realized net revenues of approximately $154,000 related to the DSG International and such amount reduced our outstanding balance owed to DSG International by the corresponding amount. Additionally, we have paid DSG International approximately $260,000 during April 2008. Although our sales increased during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, our net revenues are still not sufficient to pay our operating expenses or to satisfy our obligations as they become due. There can be no assurances that we will continue to recognize similar net revenue increases in future periods or that we will ever report profitable operations.

OPERATING EXPENSES

         Our total operating expenses for the three months ended March 31, 2008 decreased $485,205, or approximately 14%, from the three months ended March 31, 2007. Our operating expenses included expenses related to research and development and selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. We spent $522,954 on research and development expenses for the three months ended March 31, 2008 as compared to $695,217 for the three months ended March 31, 2007. Research and development expenses represented approximately 18% of our total operating expenses for the three months ended March 31, 2008 as compared to approximately 21% for same period in 2007. Our research and development expenses for the three months ended March 31, 2008 include costs associated with continued development of user interfaces and additional products, including version 4.0 of Spare-Backup, a family pack, and our SMB (small to medium business) products, including Workgroup, and reflected increased R&D efforts to successfully meet various deadlines set by our OEM partners. Additionally, for the first quarter of 2008, we recorded non-cash expenses of $134,000, related to stock-based compensation expense attributable to shares issued to our key employee in lieu of cash compensation. The decrease in our research and development expenses when compared to the comparable period in 2007 is primarily attributable to decreased use of consultants for research and development of our product due to lack of working capital. We anticipate that we will continue to incur research and development expenses in future periods as a result of the addition of new features, the launch of new versions of our products and the expansion of our engineering staff, however we are not able at this time to quantify the amount of such expenditures.

SALES, GENERAL, AND ADMINISTRATIVE EXPENSES

         For the three months ended March 31, 2008, our selling, general and administrative expenses were $2,350,858 as compared to $2,663,800 for the same period in fiscal 2007, a decrease of $312,942, or approximately 12%. Sales, general and administrative expenses represented approximately 82% and approximately 79% of our total operating expenses for the three months ended March 31, 2008 and 2007, respectively. Included in our sales, general and administrative expenses for the three months ended March 31, 2008 were:

         o approximately $213,000 of sales and marketing, advertising and business development expenses which includes costs associated with the various pilot marketing programs discussed earlier as well as travel and travel related expenses associated with our efforts to further develop and broaden our OEM partner base and non-cash expenses of approximately $181,000 associated with the amortization of the value of a warrant granted to DSG International, Plc. in fiscal 2007 which was fully amortized during the period. While a significant portion of these expenses during the three months ended March 31, 2008 were one-time expenses and we anticipate that we will continue to incur sales and marketing, advertising and business development expenses during the remainder of fiscal 2008, we are not able to quantify the amount of such expenses,

         o approximately $653,000 of employee related costs which includes salaries and employee costs, recruiting expenses, 401k contributions and stock based compensation. For the first quarter of 2008, we recorded non-cash expenses of $123,000 related to stock-based compensation expense which includes approximately $114,000 attributable to shares issued to our chief executive officer and a key employee in lieu of cash compensation. Subject to the availability of sufficient working capital, we anticipate that we will hire additional software engineers and other staff to support our projected growth. Our offices are in a geographic location which is not tech heavy and we face competition in hiring qualified employees and consultants. Our experience has been that in order to recruit qualified employees we are required to pay recruiting expenses and offer relocation packages. If we are able to hire the personnel we presently deem necessary, our selling, general and administrative expenses will increase although we are presently unable to quantify the amount of projected increase,

         o approximately $197,000 of costs associated with technology service which includes engineering development, software and hardware related to the ongoing provision of our services. We anticipate that these costs will be relatively constant during the remainder of fiscal 2008 from fiscal 2007 levels and that as we increase the number of paid subscribers our cost per customer for delivering service will be reduced as we spread the expense over a greater number of subscribers,

         o approximately $838,000 of non-cash expense including option expense associated with options granted to our executive officers and other employees ($585,477), depreciation ($199,591) and stock based consulting fees ($53,000), and

         o approximately $450,000 of general overhead expense, including rent, insurance, legal and accounting fees, travel, utilities, and other general operating expenses.

         We anticipate that sales, general and administrative expenses for the remainder of fiscal 2008 will reflect a modest decrease from fiscal 2007 levels. We are unable at this time, however, to quantify the amount of such decreases.

TOTAL OTHER EXPENSES

         Our total other expenses, net for the three months ended March 31, 2008 decreased $14,983,121, or approximately 95%, from the same period in fiscal 2007. This decrease was primarily attributable to the following:

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES AND DERIVATIVE LIABILITIES
EXPENSE

         Change in fair value of derivative liabilities and derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 00-19 to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase of approximately $0 and $14 million for the three months ended March 31, 2008 and 2007, respectively, has been recognized as other expense/income in those periods. We did not have a comparable other expense during the three months ended March 31, 2008 due to our having satisfied all of the 8% convertible promissory notes and 12.5% convertible subordinated promissory debentures during fiscal 2007, the terms of which resulted in the application of EITF Issue No. 00-19 to our financial statements, thus eliminating such derivative liabilities.

         While at March 31, 2008 we no longer had any derivative liabilities, we have historically been at a disadvantage in negotiating terms of financing transactions which have resulted in the recognition of these derivative liabilities, we believe that we may be able to structure transactions which do not require this adverse treatment during the remainder of fiscal 2008 based upon the operational progress of our company during fiscal 2007. There are, of course, no assurances that we are correct.

GAIN FROM DEBT SETTLEMENT

         In January 2008, we executed a mutual release and settlement agreement with a certain vendor. Both parties claim a breach of their obligation under a Master Services Agreement dated in January 2007. We have an outstanding balance of approximately $179,000 which has been included in accounts payable prior to this settlement. Pursuant to this agreement, we settled for $125,000 payable in four monthly equal installments beginning on January 15, 2008 and was released from further claim. We have recognized a gain from debt settlement of approximately $54,000 during the three months ended March 31, 2008.

INTEREST EXPENSE

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The decrease in interest expense during the three months ended March 31, 2008 when compared to the three months ended March 31, 2007 is primarily attributable to the amortization of the debt discount amounting to $1.4 million associated with the 8% convertible promissory notes which were sold during the three months ended March 31, 2007. These notes were subsequently converted into equity during March 2007 pursuant to their terms.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between March 31, 2008 (unaudited) and December 31, 2007:

                                                    MARCH 31,     DECEMBER 31,
                                                      2008           2007        $ OF CHANGE    % OF CHANGE
                                                   -----------    -----------    -----------    -----------
Working capital (deficit) ......................   $(3,952,633)   $(2,634,060)   (1,318,573)             NM
Cash ...........................................   $    25,455    $   527,402      (501,947)           -95%
Prepaid marketing expenses .....................   $      --      $   181,238      (181,238)          -100%
Total current assets ...........................   $    25,455    $   708,640      (683,185)           -96%
Property and equipment, net ....................   $ 1,586,198    $ 1,652,077       (65,879)            -4%
Total assets ...................................   $ 1,611,653    $ 2,360,717      (749,064)           -32%

Accounts payable and accrued expenses ..........   $ 2,760,814    $ 2,878,014      (117,200)            -4%
8% convertible promissory notes- current .......   $ 1,143,162    $   416,376       726,786            175%
Accrued interest on convertible promissory notes   $    59,112    $    33,310        25,802             77%
Due to stockholder .............................   $    15,000    $    15,000             0              NM
Total current liabilities ......................   $ 3,978,088    $ 3,342,700       635,388              NM
8% convertible promissory notes- long term .....   $    25,716    $         -        25,716            100%
Total liabilities ..............................   $ 4,003,804    $ 3,342,700       661,104              NM

NM = not meaningful

         We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2007 contains an explanatory paragraph regarding our ability to continue as going concern. While we had approximately $527,000 of cash on hand at December 31, 2007 and raised approximately $1,090,000 during the three months ended March 31, 2008, as described elsewhere herein our operations do not generate sufficient cash to pay our operating expenses, especially as DSG International retains all revenues generated through that agreement, which were approximately $155,000 for the first quarter of 2008, to offset marketing expenses we owe that company. At March 31, 2008, we had cash on hand of $25,455 and subsequent to that date we have raised an additional $20,000 through the exercise of options by one of our directors and $925,000 from the issuance of short term senior unsecured convertible promissory debentures.

         At March 31, 2008, we had a working capital deficiency of approximately $3,953,000 which reflects current assets of $25,455 less current liabilities of $3,978,088. Our current assets decreased by $683,185 from December 31, 2007 to March 31, 2008. Included in these changes is an increase of:

         o $726,786 in amounts due under 8% convertible subordinated promissory debentures. During fiscal 2007 we issued and sold new convertible promissory notes aggregating $2,975,000, and recognized interest expense from amortization of its debt discount of $726,786 during the three months ended March 31, 2008,

         o $25,802 of accrued interest under the 8% convertible promissory debentures. During April 2008, we issued 190,931 shares in connection with the payment of interest on the 8% convertible promissory notes as of March 31, 2008.

         o During the three months ended March 31, 2008, our total long term liabilities increased by $25,716. In February 2008 we issued and sold new convertible promissory note of $50,000, and recognized interest expense from amortization of its debt discount of $1,368 during the three months ended March 31, 2008.

         These increases were offset by decreases of:

         o $501,947 in cash which we used for general working capital,

         o $181,238 in prepaid marketing expenses which represents the value of the warrant we issued to DSG International Plc which were fully amortized during the three months ended March 31, 2008,

         o $117,200 in accounts payable and accrued expenses. Included in this amount was approximately $398,000 which has been reserved for possible expenses in conjunction with our early termination of an aircraft lease and $492,000 due DSG International for marketing related expenses. As set forth above, DSG International is offsetting this obligation through the retention of our portion of net revenues earned by us from usage fees and the sale of our products by it,

         During the three months ended March 31, 2008, our cash decreased by $501,497. This increase consisted of $1,089,592 in cash provided by financing activities which was offset by $1,457,827 of cash used in operating activities and $133,712 of cash used in investing activities.

         Net cash used in operating activities for the three months ended March 31, 2008 increased $1,476,580 from the same period in 2007. Included in this change is a decrease in our net loss for the period to $3,403,723, as compared to a net loss of $19,054,167 for the same period in fiscal 2007. The increase in net cash used in operating activities is also primarily due to a decrease in changes in assets and liabilities which includes restricted cash of $572,830, accounts payable and accrued expenses of $1,740,046. Additionally, the increase is primarily attributable to the effect of decreased expenses for the three months ended March 31, 2008 related to non-cash transactions, including the losses associated with derivative liabilities, amortization of prepaid marketing expense, debt discount and deferred compensation.

         Net cash used in investing activities was $133,712 for the three months ended March 31, 2008 as compared to net cash used in investing activities of $1,685,525 for the comparable period in 2007. This decrease is attributable to the purchase of servers and other computer equipment for the New Jersey data center during the same period in fiscal 2007. We did not have any comparable purchases during the three months ended March 31, 2008.

         Net cash provided by financing activities was $1,089,592 for the three months ended March 31, 2008 as compared to $2,062,587 for the same period in fiscal 2007. During three months ended March 31, 2008, we received net proceeds of $475,000 from the issuance of our common stock, $564,592 from the exercise of stock warrants and options, and $50,000 proceeds from issuance of a long term convertible promissory note. During the three months ended March 31, 2007, we received proceeds of $1,999,067 from the exercise of stock warrants and options and $1,325,000 of proceeds from issuance of convertible promissory notes which offset by the $1,250,000 repurchase of shares of our common stock associated with the exercise of a put right by Robinson Reed and $11,480 principal repayments on the 12.5% convertible subordinated promissory debentures and 8% convertible promissory notes.

         We have generated minimal net revenues since inception and our current net revenues are not an adequate source of cash to fund our operating expenses or pay our obligations as they become due. In addition, we have $3,920,000 due between the third and fourth quarters of 2008 as principal and interest payments on our 8% convertible debentures and short term senior unsecured convertible promissory debentures upon their maturity.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable for a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES.

         Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on her evaluation as of the end of the period covered by this report, our President who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective.

         Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 1A. RISK FACTORS.

         Not applicable for a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In March 2008, we issued in aggregate 1,357,143 shares of our common stock to four purchasers and issued those purchasers three year common stock purchase warrants to purchase 678,572 shares of our common stock exercisable at a price of $0.50 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We received gross proceeds of approximately $475,000. We used the net proceeds for general working capital. The recipients were accredited investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

         In May 2008 we issued 50,000 shares of our common stock valued at $18,500 as compensation for services under an agreement. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         Effective May 12, 2008 we sold an aggregate of $745,000 principal amount 10% Convertible Senior Unsecured Promissory Debentures (the "10% Debentures") to 10 accredited investors and issued those investors five year common stock purchase warrants to purchase 745,000 shares of our common stock in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act and Regulation D. We received gross proceeds of $745,000. Merriman Curhan Ford & Co., a broker dealer and member of FINRA, acted as placement agent for us in the offering. We paid that firm a commission of $122,000. We are using the net proceeds from this offering for working capital.

         The 10% Debentures bear interest at 10% per annum and the principal and all accrued interest is due three months from the closing date. Interest is payable in cash or shares of our common stock. We have the option to prepay the obligations at 110% of the face value plus accrued but unpaid interest. The principal and accrued but unpaid interest is convertible at the option of the holder into shares of our common stock at a conversion price of $0.30 per share, subject to proportional adjustment in the event of stock splits, stock dividends, or similar corporate events. In addition, if during the period of 15 months from the issuance date we should issue shares of our common stock or any securities convertible or exchangeable into shares of our common stock at an exercise or conversion price less than $0.30 per share, the conversion price of the 10% Debentures will be automatically reset to such lower price with no floor. This reset provision excludes stock options and warrants covered by a registration statement on Form S-8 for employees, directors and consultants and will not apply with respect to the issuance of securities approved in writing by the holders of at least 67% of 10% Debentures.

         The holders are entitled to convert all or any portion of the principal amount of the 10% Debenture and accrued but unpaid interest into securities we may offer in a subsequent financing of $5,000,000 or more. In the event the 10% Debentures have not been converted into the securities offered in such subsequent financing because the financing has not closed prior to the due date of the debentures, we are required to redeem 1/12th of the principal amount of the 10% Debentures every month beginning on August 1, 2008 at a redemption price equal to the face value of the debentures plus accrued but unpaid interest. At the option of the holders the redemption price is payable in cash or shares of our common stock valued at 90% of the VWAP (as that term is defined in the 10% Debenture).

         The 10% Debentures are senior in right of payment to all of our existing indebtedness. In the event the 10% Debentures are not converted or redeemed prior to maturity and we issued new debt which is senior to the 10% Debentures, we are required to immediately redeem the 10% Debentures for 110% of the face value plus accrued but unpaid interest. We have agreed not to issue any senior debt prior to maturity except as part of the aforedescribed subsequent financing.

         The warrants are exercisable at $0.3577 per share and are exercisable on a cashless basis. The exercise price of the warrants is subject to proportional adjustment in the event of stock splits, stock dividends, or similar corporate events. In addition, if during the period of 15 months from the issuance date we should issue shares of our common stock or any securities convertible or exchangeable into shares of our common stock at an exercise or conversion price less than $0.30 per share, the exercise price of the warrants will be automatically reset to such lower price with no floor. This reset provision excludes stock options and warrants covered by a registration statement on Form S-8 for employees, directors and consultants and will immediately terminate upon the filing of the registration statement described below. At such time as the warrants are exercised, we are obligated to pay the placement agent an additional fee of 10% of the exercise price of the warrants, if exercised on a cash basis, payable in cash or shares of our common stock at our option.

         Under the terms of the Securities Purchase Agreement with the investors, we agreed to file a registration statement with the SEC covering the shares of our common stock underlying the 10% Debentures and the warrants so as to permit the public resale thereof. Should we complete any additional financings prior to the filing of such registration statement, we agreed to offer the same registration rights granted those purchasers to the purchasers of the 10% Debentures to the extent more favorable to the 10% Debenture holders. In connection with the transaction, the holder of a $2,500,000 principal amount 8% convertible subordinated promissory note due in November 2008 entered into a Subordination Agreement whereby that debt was subordinated to the 10% Debentures.

         Prior to the aforedescribed offering, in April 2008 we sold an accredited investor a $200,000 principal amount 10% Debenture and issued that investor five year common stock purchase warrants to purchase 200,000 shares of our common stock in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act. We did not pay a commission or finder's fee in this transaction and we are using the net proceeds for general working capital. The terms of the 10% Debenture and warrants are identical to those described above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

 No.                               Description
-----                              -----------

4.13     Form of 10% Senior Unsecured Convertible Promissory Debenture

4.14     Form of $0.3577 common stock purchase warrant

10.21    Form of Securities Purchase Agreement dated as of May 12, 2008

10.22    Form of Subordination Agreement dated as of May 12, 2008

31.1     Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer

32.1 Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SPARE BACK UP, INC.


By: /s/ Cery B. Perle                                          May 15, 2008
    -----------------                                          ------------
    Cery B. Perle                                              Date
    President, Chief Executive Officer and Director
    (Principal  executive officer and principal financial
    and accounting officer)