Form 10-Q
period 2008-06-30
SPARE BACKUP, INC.
filed 2008-08-18
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER: 000-30587

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

Large accelerated filer          [ ]             Accelerated filer           [ ]
Non-accelerated filer            [ ]             Smaller reporting company   [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 90,066,580 shares of common stock are issued and outstanding as of August 14, 2008.

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements. .............................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. .......................................  22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  31

Item 4T  Controls and Procedures. ..........................................  32

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  32

Item 1A. Risk Factors. .....................................................  32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  32

Item 3.  Defaults Upon Senior Securities. ..................................  34

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  34

Item 5.  Other Information. ................................................  35

Item 6.  Exhibits. .........................................................  36

                           OTHER PERTINENT INFORMATION

When used in this annual report, the terms "Spare Backup," the "Company," " we," "our," and "us" refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiaries.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this a report in its entirety, as we all our annual report on Form 10-K for the year ended December 31, 2007 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            SPARE BACKUP, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                                                                             Year ended
                                                              June 30,      December 31,
                                                                2008            2007
                           ASSETS                            (Unaudited)        (1)
                                                            ------------    ------------
Current Assets:
  Cash ..................................................   $     56,187    $    527,402
  Prepaid marketing expense .............................              -         181,238
  Prepaid expenses ......................................          5,000               -
                                                            ------------    ------------
     Total current assets ...............................         61,187         708,640

  Property and equipment, net of accumulated depreciation      1,419,378       1,652,077
                                                            ------------    ------------

     Total Assets .......................................   $  1,480,565    $  2,360,717
                                                            ============    ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses .................   $  2,557,961    $  2,878,014
  8% Convertible promissory notes, net of debt discount
     of $1,088,946 and $2,558,624, respectively .........      1,861,054         416,376
  10% Convertible promissory notes, net of debt discount
     of $448,313 and $0, respectively ...................        402,687               -
  Accrued interest on convertible promissory notes ......         78,516          33,310
  Due to stockholder ....................................         15,000          15,000
                                                            ------------    ------------

     Total Current Liabilities ..........................      4,915,218       3,342,700

  8% Convertible promissory notes, net of debt discount
        of $21,091 and $0, respectively .................         28,909               -
                                                            ------------    ------------

     Total Liabilities ..................................      4,944,127       3,342,700


Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares
     authorized, 50,000 issued and outstanding ..........             50               -
  Common stock; $.001 par value, 150,000,000 shares
     authorized, 85,435,413 and 77,221,052 issued and
     outstanding, respectively ..........................         85,435          77,221
  Additional paid-in capital ............................     78,161,325      72,585,482
  Accumulated deficit ...................................    (81,710,372)    (73,644,686)
                                                            ------------    ------------

     Total Stockholders' Deficit ........................     (3,463,562)       (981,983)
                                                            ------------    ------------

     Total Liabilities and Stockholders' Deficit ........   $  1,480,565    $  2,360,717
                                                            ============    ============

(1) Derived from Audited Financial Statements

                See Notes to Unaudited Consolidated Financial Statements.
                                           -3-

                                  SPARE BACKUP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                        For the Three Months Ended       For the Six Months Ended
                                                 June 30,                        June 30,
                                       ----------------------------    ----------------------------
                                           2008            2007            2008            2007
                                       ------------    ------------    ------------    ------------
                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Net Revenues .......................   $    251,032    $     16,429    $    454,092    $     37,371

Operating expenses:
  Research and development .........        288,916         655,815         811,870       1,351,032
  Sales, general and administrative       2,572,027       5,117,758       4,922,885       7,781,558
                                       ------------    ------------    ------------    ------------

     Total operating expenses ......      2,860,943       5,773,573       5,734,755       9,132,590
                                       ------------    ------------    ------------    ------------

     Operating loss ................     (2,609,911)     (5,757,144)     (5,280,663)     (9,095,219)
                                       ------------    ------------    ------------    ------------

Other income (expense):
  Change in fair value of derivative
    liabilities ....................              -       8,691,510               -      (5,275,067)
  Derivative liability expense .....              -               -               -        (334,030)
  Interest income ..................              -               3               -               3
  Gain (loss) from debt settlement .        (18,000)              -          35,713               -
  Foreign currency gain ............         13,236               -          13,818               -
  Interest expense .................     (2,047,288)         (6,804)     (2,834,554)     (1,422,289)
                                       ------------    ------------    ------------    ------------
     Total other expenses ..........     (2,052,052)      8,684,709      (2,785,023)     (7,031,383)

Net (loss) income ..................   $ (4,661,963)   $  2,927,565    $ (8,065,686)   $(16,126,602)
                                       ============    ============    ============    ============

Basic and diluted net (loss) income
  per common share .................   $      (0.06)   $       0.05    $      (0.10)   $      (0.26)
                                       ============    ============    ============    ============

Basic and diluted weighted average
  common shares outstanding ........     81,655,041      62,066,796      80,104,256      62,878,197
                                       ============    ============    ============    ============

                      See Notes to Unaudited Consolidated Financial Statements.
                                                 -4-

                                  SPARE BACKUP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          For the Six Months Ended
                                                                                  June 30,
                                                                        ----------------------------
                                                                            2008            2007
                                                                        ------------    ------------
                                                                         (Unaudited)     (Unaudited)
Cash flows from operating activities:
Net loss ............................................................   $ (8,065,686)   $(16,126,602)
Adjustments to reconcile net loss to net cash used in operating activities:
  Derivative liability expense ......................................              -         334,030
  Change in fair value of derivative liabilities ....................              -       5,275,067
  Fair value of options issued to employees .........................      1,133,231       2,320,672
  Fair value of options issued to consultants .......................        122,907               -
  Fair value of warrants issued to consultants ......................         52,918               -
  Amortization of debt discount .....................................      2,696,926       1,404,799
  Amortization of deferred compensation .............................              -         142,370
  Amortization of prepaid marketing expense .........................        181,238         812,824
  Fair value of shares of common stock issued in connection with
    services rendered ...............................................        391,332         217,520
  Fair value of shares of preferred stock issued in connection with
    services rendered ...............................................             50               -
  Depreciation ......................................................        400,666         307,151
Changes in operating assets and liabilities
  Restricted cash ...................................................              -         572,830
  Prepaid expenses and other current assets .........................         (5,000)        (32,777)
  Accounts payable and accrued expenses .............................       (320,053)      1,607,840
  Accrued interest on convertible promissory notes ..................        137,629          17,490
  Other liabilities .................................................              -          (6,426)
                                                                        ------------    ------------

Net cash used in operating activities ...............................     (3,273,842)     (3,153,212)
                                                                        ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment ...............................       (167,967)     (1,748,507)
                                                                        ------------    ------------

Net cash used in investing activities ...............................       (167,967)     (1,748,507)
                                                                        ------------    ------------

Cash flows from financing activities:
  Principal repayments on convertible promissory notes ..............              -         (21,480)
  Repurchase of shares of common stock ..............................              -      (1,150,000)
  Proceeds from issuance of convertible promissory notes ............      1,721,000       1,325,000
  Net proceeds from issuance of common stock for cash ...............        415,000       2,020,001
  Net proceeds from exercise of warrants ............................        694,705       2,942,455
  Proceeds from exercise of stock options ...........................        139,889         282,836
                                                                        ------------    ------------

Net cash provided by financing activities ...........................      2,970,594       5,398,812
                                                                        ------------    ------------

(Decrease) increase in cash .........................................       (471,215)        497,093

Cash at beginning of period .........................................        527,402         146,318
                                                                        ------------    ------------

Cash at end of period ...............................................   $     56,187    $    643,411
                                                                        ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ............................   $          -    $          -
                                                                        ============    ============

  Cash paid during the year for taxes ...............................   $          -    $          -
                                                                        ============    ============

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and
corresponding debt discount .........................................   $  1,696,652    $          -
                                                                        ============    ============

Fair value of warrants and embedded conversion features issued in connection with the issuance of common stock and corresponding
increase in derivative liabilities ..................................   $          -    $  1,599,459
                                                                        ============    ============

Reclassification of liability contracts to equity ...................   $          -    $ 22,147,932
                                                                        ============    ============

Conversion of convertible promissory notes into shares of
 common stock .......................................................   $    845,000    $  1,972,029
                                                                        ============    ============

Fair value of shares of common stock issued for payment of
 accrued interest ...................................................   $     92,423    $     36,884
                                                                        ============    ============

Fair value of shares of common stock issued for payment of
 accrued expenses ...................................................   $          -    $     36,000
                                                                        ============    ============

                      See Notes to Unaudited Consolidated Financial Statements.
                                                 -5-

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2008, and the results of operations and cash flows for the six months ending June 30, 2008 have been included. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-K as filed with the Securities and Exchange Commission for the year ended December 31, 2007.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002 and has incurred net losses of approximately $8.1 million during the six months ended June 30, 2008. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

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

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 64,760,775 and 35,062,857 at June 30, 2008 and 2007, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at June 30, 2008 and 2007 are excluded from the loss per share computation for that period due to their antidilutive effect.

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 2008, the Company had not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of June 30, 2008. Instead, such amounts are included in the statement of operations under the caption "Research and development".

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

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

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, "FSP FAS 157-2--Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its financial statements when adopted.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                      June 30,      December 31,
                                  Estimated life        2008            2007
                                  --------------    ------------    ------------

Computer and office equipment ..   3 to 5 years     $  2,514,151    $ 2,361,360

Leasehold improvements .........       5 years           202,298        187,122
                                                    ------------    -----------
                                                       2,716,449      2,548,482

Less: Accumulated depreciation .                      (1,297,071)      (896,405)
                                                    ------------    -----------
                                                     $ 1,419,378    $ 1,652,077
                                                    ============    ===========

Depreciation expense amounted to $400,666 and $307,151 during the six months ended June 30, 2008 and 2007, respectively.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 4 - CONVERTIBLE PROMISSORY NOTES - CURRENT

Convertible promissory notes consist of the following as of:

                                                        June 30,    December 31,
                                                          2008          2007
                                                      -----------   ------------
8% Convertible promissory notes, bearing interest
at 8% per annum, maturing between October and
November 2008. Interest payable commencing the
quarter ended December 31, 2007, payable within
thirty (30) days of the end of the quarter.
Interest may be paid in cash or common stock at
the option of the Company. Interest paid in common
stock will be calculated at ninety percent (90%)
of the average closing price for the common stock
for the five (5) trading days preceding the
interest payment date. The promissory notes are
convertible at any time at the option of the
holder, into shares of common stock at a rate of
$0.25. .............................................  $ 2,950,000   $ 2,975,000

Less: unamortized discount .........................   (1,088,946)   (2,558,624)
                                                      -----------   -----------
Convertible promissory notes-short-term ............  $ 1,861,054   $   416,376
                                                      ===========   ===========

                                                        June 30,    December 31,
                                                          2008          2007
                                                      -----------   ------------
10% Convertible promissory notes, bearing interest
at 10% per annum, maturing three to twelve months
from the date of closing date. Interest payable
commencing the quarter ended June 30, 2008,
payable within thirty (30) days of the end of the
quarter. Interest may be paid in cash or common
stock at the option of the Company. Interest paid
in common stock will be calculated at the volume
weighted average price for the common stock for
the ten (10) trading days preceding the interest
payment date. The promissory notes are convertible
at any time at the option of the holder, into
shares of common stock at a rate of $0.25. .........  $   851,000   $         -

Less:  unamortized discount ........................     (448,313)           (-)
                                                      -----------   -----------
Convertible promissory notes-short-term ............  $   402,687   $         -
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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 4 - CONVERTIBLE PROMISSORY NOTES - CURRENT (CONTINUED)

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

In February 2008, the Company reduced the exercise price of warrants to purchase an aggregate of 5,000,000 shares of common stock to $0.33 per share in connection with the 8% convertible promissory notes issued in November 2007. In February 2008, the Company issued 1,060,606 shares of common stock for net proceeds of approximately $0.33 per share or $350,000 in connection with the exercise of such stock warrants. Accordingly, in connection with the 8% convertible promissory notes issued during 2007, the exercise price of the warrants issued and the conversion price per share pursuant to the subsequent financing was reset to such lower price or $0.33 per share.

In April 2008, the Company issued 75,757 shares in connection with the conversion of an 8% convertible promissory note. The fair value of such shares issued amounted to approximately $25,000.

Between February 14, 2008 and June 6, 2008, the Company sold an aggregate of $1,571,000 principal amount 10% Convertible Senior Unsecured Promissory Debentures (the "10% Debentures") to accredited investors and issued those investors five year common stock purchase warrants to purchase 5,236,665 shares of its common exercisable at a price of approximately $0.309 per share. The Company received gross proceeds of $1,571,000.

The 10% Debentures bear interest at 10% per annum and the principal and all accrued interest is due three months from the closing date with the exception of one 10% debenture amounting to $60,000 which matures twelve months from the date of closing. The principal and accrued but unpaid interest is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.30 per share, subject to proportional adjustment in the event of stock splits, stock dividends, or similar corporate events. In the event the Company issues any shares of its common stock at an exercise price or conversion price per share less than $0.30 per share within fifteen (15) months following the closing of these 10% convertible promissory notes, then the exercise price or conversion price, as the case may be, of these notes and warrants shall be reset to such lower price with no floor. The Company recognized a total debt discount of $1,571,000 in connection with the issuance of these 10% convertible promissory notes. These promissory notes are convertible at $0.30 per share of common stock.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 4 - CONVERTIBLE PROMISSORY NOTES - CURRENT (CONTINUED)

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

On June 30, 2008, the Company sold a $100,000 principal amount 10% Convertible Subordinated Promissory Debentures to an accredited investor and issued the investor five year common stock purchase warrants to purchase 400,000 shares of its common at an exercise price of $0.25. The Company received gross proceeds of $100,000. The principal and accrued but unpaid interest is convertible at the option of the holder into shares of the Company's common stock at a fixed conversion price of $0.25 per share. The principal and all accrued interest is due in July 2009. Accordingly, on June 30, 2008, in connection with the issuance of this 10% convertible promissory note, the conversion price per share pursuant to the subsequent financing will reset to such lower price or $0.25 per share.

In June 2008, the Company issued 2,733,333 shares in connection with the conversion of 10% convertible promissory notes. The fair value of such shares issued amounted to approximately $820,000.

Total amortization of debt discounts for the convertible promissory notes - current amounted to approximately $2.7 million and $1.4 million during the six months ended June 30, 2008 and 2007, respectively, and is included in interest expense.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES - LONG TERM

In February 2008, the Company issued a convertible promissory note amounting to $50,000. In connection with the issuance of this note payable, the Company granted 25,000 warrants to an investor exercisable at a price of $0.50 per share for a period of three years. The note payable bears 8% interest per annum and matures in February 2010. This promissory note is convertible at $0.33 per share of common stock. In the event the Company issues any shares of its common stock at an exercise price or conversion price per share less than $0.33 per share following the closing of the 8% Convertible Promissory Notes, then the exercise price of the warrants issued pursuant to the subsequent financing will reset to such lower price. The Company recognized a total debt discount of approximately $26,000 in connection with the issuance of these 8% convertible debentures. In connection with the issuance of the 10% convertible promissory notes during the second quarter of fiscal 2008, the conversion price per share pursuant to the subsequent financing will reset to such lower price or $0.25 per share.

Total amortization of debt discounts for the convertible promissory notes - long term amounted to approximately $21,000 during the six months ended June 30, 2008, and is included in interest expense.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

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

      o so long as the shares are outstanding, the Company has agreed not to alter or change the rights of the security in a manner which would adversely affect the Series A Preferred Stock, or take any action which would result in the taxation of the holder under Section 305 of the Internal Revenue Code.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

In February 2008, the Company issued in aggregate 210,648 shares of common stock to the Company's Chief Executive Officer (69,444 shares) and certain employees (141,204 shares) of the Company for services rendered. The fair value of such shares amounted to approximately $95,000 and has been recognized as stock based compensation expense.

In February 2008, the Company issued 100,000 restricted shares of common stock for consulting services. The Company valued these common shares at the fair market value on the date of grant at $0.45 per share or $45,000 and has been recognized as stock based consulting expense.

In March 2008, the Company issued in aggregate 264,811 shares of common stock to two employees of the Company for services rendered. The fair value of such shares amounted to approximately $101,000 and has been recognized as stock based compensation expense.

In May 2008, the Company issued 50,000 restricted shares of common stock for investor relations services. The Company valued these common shares at the fair market value on the date of grant at $0.37 per share or $18,500 and has been recognized as stock based consulting expense.

In May 2008, the Company issued in aggregate 138,566 shares of common stock to three employees of the Company for services rendered. The fair value of such shares amounted to approximately $48,000 and has been recognized as stock based compensation expense.

In June 2008, the Company issued 300,000 restricted shares of common stock for investor relations services. The Company valued these common shares at the fair market value on the date of grant at $0.27 per share or $81,000 and has been recognized as stock based consulting expense.

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

In June 2008, in connection with the exercise of stock warrants, the Company issued 626,654 shares of common stock for net proceeds of approximately $200,000.

In January 2008, in connection with the exercise of stock options, the Company issued 181,822 shares of common stock to the Company's Chief Executive Officer for net proceeds of approximately $45,000.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

Between February 2008 and March 2008, in connection with the exercise of stock options, the Company issued 62,981 shares of common stock to an employee for net proceeds of approximately $25,000.

In April 2008 and June 2008, in connection with the exercise of stock options, the Company issued 62,500 shares of common stock to the Company's director and 1,720 shares of common stock to an employee for total net proceeds of approximately $20,000.

In June 2008, in connection with the exercise of stock options, the Company issued 250,000 shares of common stock to a non employee for net proceeds of approximately $50,000.

ISSUANCE OF COMMON STOCK PURSUANT TO CONVERSION OF CONVERTIBLE PROMISSORY NOTES

In April 2008, the Company issued 75,757 shares in connection with the conversion of an 8% convertible promissory notes. The fair value of such shares issued amounted to approximately $25,000.

In June 2008, the Company issued 2,733,333 shares in connection with the conversion of 10% convertible promissory notes. The fair value of such shares issued amounted to approximately $820,000.

ISSUANCE OF COMMON STOCK PURSUANT TO PRIVATE PLACEMENTS

In March 2008, the Company issued in aggregate 1,185,715 shares pursuant to a private placement which generated gross proceeds of approximately $415,000. In connection with this private placement, the Company issued 592,857 warrants exercisable at a price of $0.50 per share. The warrants expire in March 2011. Subsequent to the closing of this offering, the Company reduced the offering price of the common stock included in the offering from $0.35 per share to $0.30 per share and reduced the exercise price of the warrants to $0.309 per share. As a result of this repricing, the Company issued an additional 197,618 shares of common stock and 98,809 warrants.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

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

In March 2008, the Company granted a three-year warrant to purchase 592,857 shares of common stock to investors in connection with private placements. These warrants are exercisable at $0.50 per share. Subsequent to the closing of this offering, the Company reduced the offering price of the common stock included in the offering from reduced the exercise price of the warrants to $0.309 per share. As a result of this repricing, the Company issued an additional 98,809 warrants.

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

Between February 14, 2008 and June 6, 2008, the Company issued 10% Convertible Senior Unsecured Promissory Debentures amounting to $1,571,000. In connection with the issuance of these notes payable, the Company granted 5,236,665 warrants to an investor exercisable at a price of $0.309 per share for a period of five years.

On June 30, 2008, the Company issued a 10% Convertible Subordinated Promissory Debentures amounting to $100,000. In connection with the issuance of this note payable, the Company granted 400,000 five year common stock purchase warrants to an investor at an exercise price calculated based upon a 10-day average close preceding the closing date.

In June 2008, in connection with the exercise of stock warrants, the Company issued 626,654 shares of common stock for net proceeds of approximately $200,000.

Stock warrant activity for the six months ended June 30, 2008 is summarized as follows:

                                               Number of    Weighted Average
                                               Warrants      Exercise Price
                                              ----------    ----------------
   Balance at beginning of year ...........   28,029,348         $ 0.70
   Granted ................................    6,603,331           0.29
   Exercised ..............................   (2,116,260)          0.30
   Expired ................................            -              -
                                              ----------         ------
   Balance at end of period ...............   32,516,419         $ 0.59
                                              ==========         ======

   Warrants exercisable at end of period ..   32,516,419         $ 0.59
                                              ==========         ======
   Weighted average fair value of
   warrants granted during the period .....                      $ 0.30

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

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

In April 2008 and June 2008, in connection with the exercise of stock options, the Company issued 62,500 shares of common stock to the Company's director and 1,720 shares of common stock to an employee for total net proceeds of approximately $20,000.

In June 2008, in connection with the exercise of stock options, the Company issued 250,000 shares of common stock to a non employee for net proceeds of approximately $50,000.

Between April 2008 and June 2008, the Company granted 1,021,848 five-year stock options to purchase common stock in connection with consulting agreements. The Company valued these options utilizing the Black-Scholes options pricing model ranging from $0.05 to $0.34 per share or approximately $94,000.

During the six months ended June 30, 2008, the Company granted 3,845,000 five-year stock options to purchase common stock to employees (including 3,250,000 options granted to the Company's Chief Executive Officer and two directors of the Company) at exercise prices ranging from $0.32 to $0.41 per share. For the six months ended June 30, 2008 and 2007, total stock-based compensation charged to operations for option-based arrangements amounted to approximately $764,000 and $2,321,000, respectively. At June 30, 2008, there was approximately $977,000 or total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

In May 2008, the Company reduced the exercise price of stock options to purchase an aggregate of 14,716,035 shares of common stock to $0.30 per share. The Company valued the re-priced options utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 70%, risk-free interest rate ranging from 1.90% to 2.68%, no dividend yield, and an expected life ranging from 0.54 to 4.96 years, and recorded approximately $370,000 as stock based compensation during the six months ended June 30, 2008.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 7 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock option activity for the six months ended June 30, 2008 is summarized as follows:

                                               Number of    Weighted Average
                                                Options      Exercise Price
                                              ----------    ----------------
   Balance at beginning of year ...........   13,339,549         $ 0.54
   Granted ................................    4,966,848           0.29
   Exercised ..............................     (559,023)          0.23
   Expired ................................     (907,018)          0.43
                                              ----------         ------
   Balance at end of period ...............   16,840,356         $ 0.33
                                              ==========         ======

   Options exercisable at end of period ...   14,197,221         $ 0.33
                                              ==========         ======

   Weighted average fair value of
   options granted during the period ......                      $ 0.14

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

                                                       June 30,
                                             ----------------------------
                                                 2008             2007
                                             -----------      -----------
      Expected volatility ...............     70% - 81%         89%-94%
      Expected term .....................      5 Years          5 Years
      Risk-free interest rate ...........    2.36%-3.66%      4.54%-5.05%
      Expected dividend yield ...........         0%              0%

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during the six months ended June 30, 2008 amounting $15,000 which approximated fair rental value. The rental property was used for temporary employee housing during the period.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In January 2008, the Company executed a mutual release and settlement agreement with a certain vendor. Both parties claim a breach of their obligation under a Master Services Agreement dated in January 2007. The Company has an outstanding balance of approximately $179,000 which has been included in accounts payable prior to this settlement. Pursuant to this agreement, the Company settled for $125,000 payable in four monthly equal installments of $31,250 beginning on January 15, 2008 and were released from further claim. The Company has recognized a gain from debt settlement of approximately $54,000 during the six months ended June 30, 2008.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In April 2008, the Company settled for $18,000 in connection with a settlement demand from plaintiff Creditors Adjustment Bureau, Inc. The Company was released from further claim and has been dismissed from this litigation. During the six months ended June 30, 2008, the Company has recognized $18,000 and the amount was included as a loss/gain from litigation settlement in the accompanying consolidated statements of operations.

The Company is a party to a litigation in the Los Angeles Superior Court, Case No. 08E06019, which was filed on May 19, 2008 by a vendor for failure to pay for recruitment services rendered. The vendor is suing for damages of approximately $21,250 with an additional interest rate of 10% per annum from November 19, 2007 plus reasonable attorneys fees. There has been minimal action in this case, and this case is not currently set for trial. If the case proceeds, the Company intends to respond aggressively to the litigation and it is too soon to determine the likelihood or amount of loss.

The Company is a party to litigation in the Superior Court California-Riverside County, Case No. INC078707, which was filed on July 19, 2008 by a vendor for failure to pay contract fees in connection with recruitment services. The vendor is suing for damages of approximately $42,350 with an additional interest rate of 6.75% per month. There has been minimal action in this case, and this case is not currently set for trial. If the case proceeds, the Company intends to respond aggressively to the litigation and it is too soon to determine the likelihood or amount of loss.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

During the six months ended June 30, 2008, the Company recorded a liability related to unpaid payroll taxes for the period May 16, 2008 to June 30, 2008 for approximately $162,000. This amount has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 11 - SUBSEQUENT EVENTS

In July 2008, the Company issued 300,000 restricted shares of common stock for business development services. The Company valued these common shares at the fair market value on the date of grant at $0.26 per share or $78,000.

In July 2008, the Company issued 275,655 shares in connection with the payment of interest on the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to approximately $75,000.

In July 2008, the Company issued 58,500 restricted shares of common stock for public relations services. The Company valued these common shares at the fair market value on the date of grant at $0.29 per share or $16,965.

In July 2008, the Company issued in aggregate 121,000 shares of common stock to certain employees and non employees for services rendered. The fair value of such shares amounted to approximately $29,000 and has been recognized as stock based compensation expense.

In July 2008, the Company granted 500,000 five-year stock options to purchase common stock in connection with an advisory agreement. The Company valued these options utilizing the Black-Scholes options pricing model at $0.18 per share or approximately $89,450.

In July 2008, the Company issued in aggregate 35,000 five-year stock options to purchase common stock to certain employees of the Company for services rendered. The Company valued these options utilizing the Black-Scholes options pricing model at $0.18 per share or approximately $6,000.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

In July 2008, in connection with the exercise of stock warrants, the Company issued 669,904 shares of common stock for net proceeds of approximately $207,000.

In July 2008, the Company issued 906,472 restricted shares of common stock for business advisory services. The Company valued these common shares at the fair market value on the date of grant at $0.30 per share or $272,000.

In July 2008, the Company issued 500,000 shares of common stock for business advisory services. The Company valued these common shares at the fair market value on the date of grant at $0.26 per share or $130,000.

In July 2008, the Company sold an aggregate of $87,500 principal amount 10% Convertible Subordinated Promissory Debentures to accredited investors and issued those investors five year common stock purchase warrants to purchase 350,000 shares of its common and an exercise price of $0.25. The principal and accrued but unpaid interest is convertible at the option of the holder into shares of our common stock at a fixed conversion price of $0.25 per share. The Company received gross proceeds of $87,500. The principal and all accrued interest is due in July 2009.

In August 2008 the Company entered into a note extension agreement with the holder of a $2,500,000 principal amount 8% convertible subordinated promissory debenture whereby the due date of that note was extended from November 14, 2008 to August 14, 2009.

In August 2008, the Company issued 1,800,000 shares in connection with the conversion of an 8% convertible promissory notes. The fair value of such shares issued amounted to approximately $450,000.

The Company has recorded a liability related to unpaid payroll taxes for the period July 1, 2008 to August 14, 2008 for approximately $153,000.

On August 15, 2008, the Company obtained through a vote of majority of its shareholders the approval to increase the authorized common shares from 150,000,000 to 300,000,000 shares of common stock at $0.001 par value and approval for a 1-for-10 reverse stock split of its issued and outstanding common stock.

The Company filed a Certificate of Amendment to its certificate of incorporation increasing the number of authorized shares of its common stock to 300,000,000 shares. Additionally, the stockholders granted the Company's Board of Directors the authority to decide within six months from the date of the special meeting to implement a reverse stock split, set the timing for such split, and select a ratio for the reverse split up to a maximum of a one for ten (1:10).

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

         We believe that by bundling our products and services as one feature of a value-added service, offered by major national and international brands, that we will be able to leverage their brand recognition and marketing efforts to accelerate our market acceptance and significantly increase our adoption rates. We use an "opt-out" adoption model which varies from partner to partner but requires the user to provide us with enrollment information and a credit card at the time of activation. In addition, during 2008 we began offering an "opt-in" model which does not require credit cards to accommodate the requests of certain partners including DSG International and Sony. While historically our experience was that adoption rates for subscriber paid services are higher with an "opt-out" adoption model than with an "opt-in" model, our partners may want to try the opt-in on certain models or special promotions.

         The initial trial generally provides a certain amount of free storage space once activated and the ability to easily continue the service at the end of the trial period or upgrade the storage capacity. Generally, the terms of these agreements have provided that we will pay these partner companies a percentage of the sales for a specific period of time, after which we retain all revenue generated from the end users. We believe that we have doubled our subscriber base in the first quarter of fiscal 2008 from the fourth quarter of fiscal 2007 and currently have over 58,000 subscribers, including in excess of 16,000 paid subscribers and over 42,000 trial subscribers in our opt-out model. We expect the number of paid subscribers to dramatically increase by the end of fiscal 2008. We recently expanded our partnership with DSG International. With the new offerings, we expect to see substantial growth in our retail customer base immediately starting in the fourth quarter of fiscal 2008. As we start to scorecard our product throughout the DSG International chain, we anticipate that we will greatly expand our sales figures in several key metrics, as minimum numbers are being agreed to be sold per store which we believe represents an excellent opportunity to increase our paying customer base.

         In fiscal 2007 we established a business relationship with DSG International. While not a "household" name in the U.S., DSG International is Europe's leading specialist electronic retailing group with more than 1,200 stores and online stores, operating in 27 countries with 40,000 employees. Following the February 2007 execution of the initial agreement, in September 2007 we successfully completed a pilot program and in the fourth quarter of fiscal the product roll out was complete and we launched an extensive marketing campaign. Revenues from our partner agreement with DSG International represented approximately 75% of our total net revenues for the three and six months ended June 30,2008.

         Under the terms of our agreement with DSG International we agreed to provide initial training information and provide marketing materials for DSGI's network of sales associates. During the pilot program a number of marketing strategies and initiatives were undertaken in an effort to determine the most effective approach, including direct mail, email blasts, in store promotions and bundling with other services. During 2007 we were required to spend more time than initially anticipated in the training of the DSG sales associates. When our DSG program was launched, the marketing program included an in store free CD giveaway. While we initially distributed CD's in this promotion, we found that DSG's sales associates required additional training if the value of a back up service was to be effectively promoted to the customer. We have recently completed an additional training video to assist DSG's sales associates in marketing our products and services and expect to relaunch this program during the third and fourth quarters of 2008. In the meantime, we currently offer one gigabyte of free backup service to all DSG customers who participate in its PC performance warranty program. We believe that our conversion rate to fully paid subscribers in the second quarter of fiscal 2008 continues to increase and the retention rates of those subscribers will remain high.

         During the six months ended June 30, 2008, we spent significant resources, both financial and management time, in implementing our distribution model and broadening our partnership relationships the accomplishment of these goals. These costs included approximately $262,000 for sales and marketing, advertising and business development expenses as well as approximately $292,000 of travel and travel related expenses, and approximately $296,000 of costs associated with technology service which includes engineering development, software and hardware related to the ongoing provision of our services. During this period we also spent approximately $812,000 on research and development. The research and development expenses were primarily related to compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Our research and development remains engaged in efforts related to our OEM partner Sony and we are also continuing our efforts to add additional OEM partners.

         Subject to the availability of sufficient working capital, while it is likely we will continue to expend research and development costs during the remainder of fiscal 2008, we do not presently anticipate that our sales and marketing and related expenses will approach 2007 levels, including with respect to our ongoing relationship with DSG International. Additional early stage partnerships on which our management is currently concentrating, do not require the same level of financial participation on our part in the marketing and launch of our products. In addition, we are seeking to further refine our revenue model with new partners to a cost based model in an effort to increase our revenue share. Additionally, in July 2008, we have received a purchase order from VAIO North America, a division of Sony Electronics in connection with our enterprise-level "Corporate Protection Products". This product focus on enterprise-level solutions, bringing its reliable, automated data storage services to IT managers and business executives at large corporations. We are in negotiations with several other potential partners in connection with this product.

         While not reaching the levels in the comparable periods in fiscal 2007, our sales, general and administrative expenses remain high. Notwithstanding that approximately $2,115,000 of our selling, general and administrative expenses for the six months ended June 30, 2008 are non-cash expenses, our net revenues are not sufficient to pay our operating costs and we have historically relied upon the sale of debt and equity securities to fund our business. During the six months ended June 30, 2008 we raised approximately $3,000,000 in working capital through the issuance of short-term notes, the sale of common stock and the exercise of warrants and options. Subsequent to June 30, 2008, we have raised approximately $295,000 in working capital through the issuance of short term notes and the exercise of warrants. Between April 2008 and August 14, 2008, while the holders of $820,000 principal amount of the 10% notes issued in fiscal 2008 and $475,000 principal amount of the 8% notes issued in fiscal 2007 have subsequently converted the debt into an aggregate of 4,609,090 shares of our common stock, and the holder of $2,500,000 principal amount 8% notes which were due in November 2008 have extended the due date of those notes to August 2009, the remaining approximate $750,000 of short term debts becomes due between October 2008 to February 2009.

         We do not, however, presently have sufficient cash to repay these obligations and there are no assurances that the holders of our short-term will covert prior to the due dates of the obligations.

         Although we remain focused on expanding our base of paid subscribers and maximizing the opportunities of existing OEM partnerships as well as expanding the number of our partnerships, our ability to continue as a going concern is dependent upon our ability to raise sufficient capital. In order to ensure sufficient additional capital was available to continue our operations, in April 2008 we entered into a 12 month investment banking agreement with a broker dealer and FINRA member firm pursuant to which it agreed to act as an exclusive financial advisor and lead underwriter for us in connection with capital raising transactions to be undertaken on a best efforts basis. On June 9, 2008 we terminated this agreement due to the inability of this firm to fulfill the terms of its agreement with us.

         Under the terms of various of the short-term notes in the aggregate principal amount of $2,950,000, we have the right to force a conversion of those obligations into equity providing that we have registered the shares of common stock issuable upon such conversions prior to the maturity dates of the notes. We have not filed the requisite registration statement and unless we are successful in extending the maturity dates of these obligations it is not likely we will be able to avail our company of this opportunity before the notes become due.

         We are continuing our efforts to raise working capital through alternative means and are currently in advanced stages of negotiations for the sale of our securities to certain institutional investors that if executed will meet our financing needs. In addition, in July 2008 we entered into a six month Advisory Consulting Agreement with Jesup & Lamont Sec. Corp., a broker-dealer and member of FINRA. Under the terms of this agreement the firm will assist us in general corporate activities including strategic planning, management and business operations and introductions to further our business goals. Although we are optimistic that we will be able to raise additional capital, we are unable at this time, however, to predict the ultimate amount of proceeds we may receive or the timing of those funds. If we are not successful in raising the necessary capital, even if we are successful in extending the due dates of the short-term obligations we may be forced to curtail some or all of our operations and take certain steps to reduce our operating expenses which could adversely impact our ability to expand our business. In addition, we may seek to enter into a joint venture or business combination with an operating company as a means to ensure our access to sufficient capital until such time, if ever, as our revenues are sufficient to pay our operating expenses. As described elsewhere herein, there are no assurances we will be able to continue as a going concern.

GOING CONCERN

         We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $82 million since inception through June 30, 2008. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2007 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we can offer no assurances that we will be successful in raising working capital as needed. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

         On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, "FSP FAS 157-2--Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

         In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and
(c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its financial statements when adopted.

         In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

NET REVENUES

         Our net revenues increased substantially in each of the three months and six months ended June 30, 2008 from the comparable periods in fiscal 2007. These increases in revenues reflects the increased adoption rate of our products by trial users who convert to subscriptions. For the three and six months ended June 30, 2008, approximately 75% of our total net revenues were primarily attributable to the establishment of an international partner relationship with DSG International focusing in Europe. Although we realized net revenues related to the DSG International relationship, the actual cash attributable to such net revenues was not received by us and is currently applied against amounts we owe DSG International for marketing expenses which was approximately $58,000 at June 30, 2008 which have been satisfied in July 2008. During the six months ended June 30, 2008, approximately $341,000 of net revenues related to the DSG International we used to reduce our outstanding balance owed to DSG International by the corresponding amount.

TOTAL OPERATING EXPENSES

         Our total operating expenses for the each of the three and six months ended June 30, 2008 decreased from the comparable periods in fiscal 2007. Our operating expenses included expenses related to research and development and selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Research and development expenses represented approximately 10% and approximately 14% of our total operating expenses for the three and six months ended June 30, 2008, respectively, as compared to approximately 11% and approximately 15% for the same periods in 2007. Our research and development expenses to date in fiscal 2008 include costs associated with continued development of user interfaces and additional products, including version 5.0 of Spare-Backup, a family pack, Spare Mobile, Corporate Protective Services and our SMB (small to medium business) products, and reflected increased R&D efforts to successfully meet various deadlines set by our OEM partners. Included in research and development expenses for the six months ended June 30, 2008 are non-cash expenses of $161,000 which represents the fair value of stock issued to a key employee in lieu of cash compensation. The decrease in our research and development expenses when compared to the comparable periods in 2007 is primarily attributable to decreased use of consultants for research and development of our product due to lack of working capital. We anticipate that we will continue to incur research and development expenses in future periods as a result of the addition of new features, the launch of new versions of our products and the expansion of our engineering staff, however we are not able at this time to quantify the amount of such expenditures. In some cases as we develop or co-develop additional services and products, we may from time to time get our partners to contribute funding for some of these projects.

SALES, GENERAL, AND ADMINISTRATIVE EXPENSES

         Sales, general and administrative expenses decreased in each of the three months and six months ended June 30, 2008 as compared to the comparable periods in fiscal 2007. Sales, general and administrative expenses represented approximately 90% and approximately 89% of our total operating expenses for the three months ended June 30, 2008 and 2007, respectively, and approximately 86% and approximately 85% of our total operating expenses for the six months ended June 30, 2008 and 2007, respectively.

         The following table provide certain information on the approximate amounts of components of our sales, general and administrative expenses for each the fiscal 2008 and fiscal 2007 periods:

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                   ---------------------   ---------------------
                                      2008        2007        2008        2007
                                   ---------   ---------   ---------   ---------
Sales, marketing, advertising
  and business development .. ..      50,000   1,029,000     262,000   1,445,000
Employee related costs .........     825,000     490,000   1,478,000   1,028,000
Technology service .............      99,000     839,000     296,000     930,000
Non-cash expenses ..............     958,000   1,985,000   1,796,000   2,838,000
General overhead expenses ......     640,000     775,000   1,091,000   1,540,000

         o Sales and marketing, advertising and business development expenses which includes costs associated with the various pilot marketing programs discussed earlier as well as travel and travel related expenses associated with our efforts to further develop and broaden our OEM partner base. Included in these expenses for the three and six months ended June 30, 2008 are non-cash expenses of approximately $0 and $181,000, respectively, associated with the amortization of the value of a warrant granted to DSG International, Plc. in fiscal 2007 which was fully amortized during the period. While a significant portion of these expenses during the 2008 periods were one-time expenses and we anticipate that we will continue to incur minimal sales and marketing, advertising and business development expenses during the remainder of fiscal 2008, we are not able to quantify the amount of such expenses,

         o Employee related costs which includes salaries and employee costs, recruiting expenses, 401k contributions and stock based compensation. For the six months ended June 30, 2008, we recorded non-cash expenses of $137,000 related to stock-based compensation expense which includes approximately $60,000 attributable to shares issued to our chief executive officer and approximately $69,000 to a key employee in lieu of cash compensation or paycheck. Subject to the availability of sufficient working capital, we anticipate that we will hire additional software engineers and other staff to support our projected growth. Our offices are in a geographic location which is not tech heavy and we face competition in hiring qualified employees and consultants. Our experience has been that in order to recruit qualified employees we are required to pay recruiting expenses and offer relocation packages. If we are able to hire the personnel we presently deem necessary, our selling, general and administrative expenses will increase although we are presently unable to quantify the amount of projected increase,

         o Technology service which includes engineering development, software and hardware related to the ongoing provision of our services. We anticipate that these costs will be relatively constant during the remainder of fiscal 2008 from fiscal 2007 levels and that as we increase the number of paid subscribers our cost per customer for delivering service will be reduced as we spread the expense over a greater number of subscribers,

         o Non-cash expense which includes option expense associated with options granted to our executive officers and other employees in each of the three and six months ended June 30, 2008 ($547,754 and $1,133,231, respectively), depreciation ($201,075 and $400,666, respectively) and stock based consulting fees ($209,325 and $262,325, respectively), and

         o General overhead expense includes rent, insurance, legal and accounting fees, travel, utilities, and other general operating expenses.

         We anticipate that sales, general and administrative expenses for the remainder of fiscal 2008 will reflect a modest decrease from fiscal 2007 levels. We are unable at this time, however, to quantify the amount of such decreases.

TOTAL OTHER EXPENSES

         Our total other expenses in the three and six months ended June 30, 2008 primarily include expenses associated with derivative liabilities, interest expense, a gain from debt settlement and gains from foreign currency conversions.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES AND DERIVATIVE LIABILITIES
EXPENSE

         Change in fair value of derivative liabilities and derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 00-19 to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase of approximately $0 and $5.3 million for the six months ended June 30, 2008 and 2007, respectively, has been recognized as other expense/income in those periods. We did not have a comparable other expense during the three or six months ended June 30, 2008 due to our having satisfied all of the 8% convertible promissory notes and 12.5% convertible subordinated promissory debentures during fiscal 2007, the terms of which resulted in the application of EITF Issue No. 00-19 to our financial statements, thus eliminating such derivative liabilities.

         While at June 30, 2008 we no longer had any derivative liabilities, we have historically been at a disadvantage in negotiating terms of financing transactions which have resulted in the recognition of these derivative liabilities. If we are not able to satisfy the 10% Debentures at their respective maturity dates we will be required to recognize this adverse treatment during the remainder of fiscal 2008.

GAIN FROM DEBT SETTLEMENT

         In January 2008, we executed a mutual release and settlement agreement with a certain vendor. Both parties claim a breach of their obligation under a Master Services Agreement dated in January 2007. We have an outstanding balance of approximately $179,000 which has been included in accounts payable prior to this settlement. Pursuant to this agreement, we settled for $125,000 payable in four monthly equal installments beginning on January 15, 2008 and was released from further claim. We have recognized a gain from debt settlement of approximately $54,000 during the six months ended June 30, 2008.

         In April 2008, we settled for $18,000 in connection with a settlement demand from plaintiff Creditors Adjustment Bureau, Inc. We were released from further action and have been dismissed from this litigation. During the three and six months ended June 30, 2008, this amount was included as a loss/gain from litigation settlement in the accompanying consolidated statements of operations. Based on this settlement, we will pay four equal monthly installments in the amount of $4,500 each beginning May 1, 2008, of which an aggregate of $13,500 has been paid.

INTEREST EXPENSE

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The increase in interest expense during the 2008 periods when compared to the 2007 periods is primarily attributable to the amortization of the debt discount amounting to $1.5 million associated with the 8% and $1.2 million associated with the 10% convertible promissory notes which were sold during the six months ended June 30, 2007.

FOREIGN CURRENCY GAIN

         Under the terms of our agreement with DSG International we are required to make certain payments in British Pound Sterling. As of June 30, 2008, we owed DSG International approximately $58,000 or (pound)29,000. Foreign currency gain of $13,236 and $13,818, respectively, for the three and six months ended June 30, 2008 represents a non-cash gain which reflects the increase of conversion rate of British Pound Sterling to U.S. dollar from an average conversion rate of $1.975 between January 2008 and June 2008 to a conversion rate of $1.995 on June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between June 30, 2008 (unaudited) and December 31, 2007:

                                          June 30,     DECEMBER 31,
                                           2008           2007        $ OF CHANGE    % OF CHANGE
                                        -----------    -----------    -----------    -----------
Working capital (deficit) ............  $(4,854,031)   $(2,634,060)   (2,219,971)            NM
Cash .................................  $    56,187    $   527,402      (471,215)           -89%
Prepaid marketing expenses ...........  $         -    $   181,238      (181,238)          -100%
Prepaid expenses .....................  $     5,000    $         -         5,000             NM
Total current assets .................  $    61,187    $   708,640      (647,453)           -91%
Property and equipment, net ..........  $ 1,419,378    $ 1,652,077      (232,699)           -14%
Total assets .........................  $ 1,480,565    $ 2,360,717      (880,152)           -37%

Accounts payable and accrued expenses   $ 2,557,961    $ 2,878,014      (320,053)           -11%
8% convertible promissory notes-
       current .......................  $ 1,861,054    $   416,376     1,444,678            347%
10% convertible promissory notes        $   402,687    $         -       402,687             NM
Accrued interest on convertible
       promissory notes ..............  $    78,516    $    33,310        45,206            136%
Due to stockholder ...................  $    15,000    $    15,000             -             NM
Total current liabilities ............  $ 4,915,218    $ 3,342,700     1,572,518             47%
8% convertible promissory notes-
       long term .....................  $    28,909    $         -        28,909            100%
Total liabilities ....................  $ 4,944,127    $ 3,342,700     1,601,427             48%

NM = not meaningful

         We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2007 contains an explanatory paragraph regarding our ability to continue as going concern. While we had approximately $527,000 of cash on hand at December 31, 2007 and raised approximately $3,000,000 during the six months ended June 30, 2008, as described elsewhere herein our operations do not generate sufficient cash to pay our operating expenses, especially as DSG International retains all revenues generated through that agreement, which were approximately $341,000 for the the six months ended June 30, 2008, to offset marketing expenses we owe that company. Subsequent to June 30, 2008, we have satisfied the balance due to DSG International. At June 30, 2008, we had cash on hand of $56,187 and subsequent to that date we have raised an additional $207,000 through the exercise of warrants and $87,500 from the issuance of short term senior unsecured convertible promissory debentures.

         At June 30, 2008, we had a working capital deficiency of approximately $4,854,000 which reflects current assets of $61,187 less current liabilities of $4,915,218. Our current assets decreased by $647,453 from December 31, 2007 to June 30, 2008. Included in these changes is an increase of:

         o $1,444,678 in amounts due under 8% convertible subordinated promissory debentures. During fiscal 2007 we issued and sold new convertible promissory notes aggregating $2,975,000, and recognized interest expense from amortization of its debt discount of $1,469,678 during the six months ended June 30, 2008,

         o $402,687 in amounts due under 10% convertible subordinated promissory debentures. During the six months ended June 30, 2008, we issued and sold new convertible promissory notes aggregating $1,671,000. During the six months ended June 30, 2008, the holders of these notes converted earlier issued 10% notes amounting to approximately $820,000 into shares of our common stock pursuant to the terms of the instruments and recognized interest expense from amortization of its debt discount of $1,222,687 during the six months ended June 30, 2008. We have a remaining debt discount of $448,313 as of June 30, 2008,

         o $45,206 of accrued interest under the 8% and 10% convertible promissory debentures. During April 2008, we issued 190,931 shares in connection with the payment of interest on the 8% convertible promissory notes as of June 30, 2008. In July 2008, we issued 275,655 shares in connection with the payment of interest on the 8% and 10% convertible promissory notes.

         During the six months ended June 30, 2008, our total long term liabilities increased by $28,909. In February 2008 we issued and sold new convertible promissory note of $50,000, and recognized interest expense from amortization of its debt discount of $4,562 during the six months ended June 30, 2008.

         These increases were offset by decreases of:

         o $471,215 in cash which we used for general working capital,

         o $181,238 in prepaid marketing expenses which represents the value of the warrant we issued to DSG International Plc which were fully amortized during the six months ended June 30, 2008,

         o $320,053 in accounts payable and accrued expenses. Included in our accounts payable and accrued expenses at June 30, 2008 was approximately $398,000 which has been reserved for possible expenses in conjunction with our early termination of an aircraft lease, $100,000 which we have accrued for the possible payment of commission on sale of the 10% Debentures sold through the efforts of a broker dealer and $58,000 due DSG International for marketing related expenses and approximately $162,000 of unpaid payroll taxes as of June 30, 2008. As set forth above, DSG International is offsetting this obligation through the retention of our portion of net revenues earned by us from usage fees and the sale of our products by it. Subsequent to June 30, 2008, we have satisfied the balance due to DSG International.

         During the six months ended June 30, 2008, our cash decreased by $471,215. This decrease consisted of $2,970,594 in cash provided by financing activities which was offset by $3,273,842 of cash used in operating activities and $167,967 of cash used in investing activities.

         Net cash used in operating activities for the six months ended June 30, 2008 increased $120,630 from the same period in 2007. Included in this change is a decrease in our net loss for the period to $8,065,686, as compared to a net loss of $16,126,602 for the same period in fiscal 2007. The increase in net cash used in operating activities is also primarily due to a decrease in changes in assets and liabilities which includes restricted cash of $572,830, accounts payable and accrued expenses of $1,927,893. Additionally, the increase is primarily attributable to the effect of decreased expenses for the six months ended June 30, 2008 related to non-cash transactions, including the losses associated with derivative liabilities, amortization of prepaid marketing expense, deferred compensation, and fair value of options for services.

         Net cash used in investing activities was $167,967 for the six months ended June 30, 2008 as compared to net cash used in investing activities of $1,748,507 for the comparable period in 2007. This decrease is attributable to the purchase of servers and other computer equipment for the New Jersey data center during the same period in fiscal 2007. We did not have any comparable purchases during the six months ended June 30, 2008.

         Net cash provided by financing activities was $2,970,594 for the six months ended June 30, 2008 as compared to $5,398,812 for the same period in fiscal 2007. During six months ended June 30, 2008, we received net proceeds of $415,000 from the issuance of our common stock, $834,594 from the exercise of stock warrants and options, $50,000 proceeds from issuance of a long term convertible promissory note and $1,671,000 proceeds from issuance of a 10% convertible promissory note. During the six months ended June 30, 2007, we received proceeds of $3,225,291 from the exercise of stock warrants and options, $2,020,001 of proceeds from issuance of common stock for cash, and $1,325,000 of proceeds from issuance of convertible promissory notes which offset by the $1,150,000 repurchase of shares of our common stock associated with the exercise of a put right by Robinson Reed and $21,480 principal repayments on the 12.5% convertible subordinated promissory debentures and 8% convertible promissory notes.

         We have generated minimal net revenues since inception and our current net revenues are not an adequate source of cash to fund our operating expenses or pay our obligations as they become due. Our sales, general and administrative expenses for the six months ended June 30, 2008 amounted to approximately $5 million and our accounts payable and accrued expenses amounted to approximately $2.6 million. A material amount of the accounts payables are aged. In addition, included in that amount at June 30, 2008 was approximately $162,000 of unpaid payroll taxes. As of the date of this report, we have approximately $750,000 due between October 2008 and February 2009 as principal and approximately $43,000 interest payments on our 8% and 10% convertible debentures and short term senior unsecured convertible promissory debentures upon their maturity. As described elsewhere herein, our ability to satisfy our short-term debt obligations and continue our operations is dependent upon our ability to raise additional capital. There are no assurances we will be successful in our efforts and we could be forced to curtail some or all of our operations. In this event, investors could lose their entire investment in our company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable for a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES.

         Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on her evaluation as of the end of the period covered by this report, our President who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our President to allow timely decisions regarding required disclosure.

         Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are a party to a litigation in the Los Angeles Superior Court, Case No. 08E06019, which was filed on May 19, 2008 by a vendor for failure to pay for recruitment services rendered. The vendor is suing for damages of approximately $21,250 with an additional interest rate of 10% per annum from November 19, 2007 plus reasonable attorneys fees. There has been minimal action in this case, and this case is not currently set for trial. If the case proceeds, we intend to respond aggressively to the litigation and it is too soon to determine the likelihood or amount of loss.

         We are also a party to litigation in the Superior Court California-Riverside County, Case No. INC078707, which was filed on July 19, 2008 by a vendor for failure to pay contract fees in connection with recruitment services. The vendor is suing for damages of approximately $42,350 with an additional interest rate of 6.75% per month. There has been minimal action in this case, and this case is not currently set for trial. If the case proceeds, we intend to respond aggressively to the litigation and it is too soon to determine the likelihood or amount of loss.

ITEM 1A. RISK FACTORS.

         Not applicable for a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         As previously disclosed, as part of a private offering of our securities to accredited investors in March 2008, we sold an aggregate of 1,185,715 shares of our common stock and issued the purchasers common stock purchase warrants to purchase 592,857 shares of our common stock at a price of $0.50 per share. Subsequent to the closing of this offering, we reduced the offering price of the common stock included in the offering from $0.35 per share to $0.30 per share and reduced the exercise price of the warrants to $0.309 per share. As a result of this repricing, we issued an additional 197,618 shares of common stock and warrants to purchase an additional 98,809 shares of our common stock in a transaction which was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         In June 2008, we issued in aggregate of 2,733,333 shares of our common stock to three accredited investors who were holders of our 10% debentures in connection with the conversion of $820,000 principal amount of debentures. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

         In June 2008 we issued 300,000 shares of our common stock valued at $81,000 to an accredited investor as compensation for investor relations services in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         Between June and July 2008, we issued 1,296,558 shares of common stock to three accredited investor for net proceeds of approximately $407,000 in connection with the exercise of common stock purchase warrants, in transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         In July 2008 we issued 906,472 shares of our common stock valued at approximately $272,000 as compensation for advisory services to be rendered to us under the terms of a two month consulting agreement in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company.

         In July 2008 we issued 58,500 shares of our common stock valued at $16,965 to an accredited investor as compensation for public relations services to be rendered to us under the terms of a six month consulting agreement in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         In July 2008 we issued 300,000 shares of our common stock valued at approximately $78,000 to an accredited investor as compensation for advisory services to be rendered to us under the terms of a three month consulting agreement in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         In July 2008, we issued 275,655 shares stock to 20 accredited investors in connection with the payment of interest on our 8% promissory notes and 10% convertible debentures. The fair value of such shares issued amounted to approximately $75,000. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

         Between June 2008 and July 2008 we sold an aggregate of $137,500 principal amount 10% Convertible Subordinated Promissory Debentures to two accredited investors and one sophisticated investor and issued those investors five year common stock purchase warrants to purchase an aggregate of 550,000 shares of our common stock in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act. The debentures are convertible at the option of the holder into shares of our common stock at a conversion price of $0.25 per share and the warrants are exercisable at $0.25 per share. We did not pay a commission or finders fee in this transaction. We received gross proceeds of $137,500. We are using the net proceeds from this offering for working capital.

         Interest is payable quarterly on these debentures at 10% per annum beginning on September 30, 2008 either in cash or shares of our common stock valued at $0.25 per share. If we fail to pay interest within 30 days following the due date, both the conversion price of the debentures and the exercise price of the warrants is reduced by 10%. The conversion price of the debentures and the exercise price of the warrants and the number of shares issuable thereunder are subject to proportional adjustment for stock splits, stock dividends and similar corporate events. These debentures are subordinated to all other indebtedness due to banks and financial institutions. In the event the debentures are not converted or redeemed by the due date and we have raised new debt which is senior to these debentures, then we agreed to redeem these debentures at 110% of the principal amount plus accrued but unpaid interest. We agreed to file a registration statement registering the shares of common stock underlying the debentures and the warrants.

         In July 2008 we sold a $50,000 principal amount 10% convertible subordinated debenture to an accredited investor in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and issued that purchaser five year common stock purchase warrants to purchase 200,000 shares of our common stock at an exercise price of $0.309 per share. We did not pay any commissions or finders fees and we are using the proceeds for general working capital.

         The terms of this debenture and these warrants is substantially similar to those described earlier in this section. In addition to the customary anti-dilution protection, both the conversion price of the debentures and the exercise price of the warrants are subject to reset, with no floor, to such lower conversion or exercise price should we issue shares of our common stock or any securities convertible or exchangeable into shares of our common stock at an exercise or conversion price less than $0.25 per share within 12 months from the date of the debenture. We also granted the holder the right to convert the principal amount and any accrued but unpaid interest due under this debenture into a subsequent equity offering upon the same terms and conditions as the purchasers in that offering.

         In July 2008 we entered into a six month advisory consulting agreement with a FINRA firm pursuant to which it will provide us with general business advice. As compensation we issued the firm a five year common stock purchase warrant to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share which, for accounting purposes, are valued at $89,450. The issuance of the warrant was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The warrant is not exercisable until the earlier of (a) the date we file a registration statement covering the shares of common stock issuable upon the exercise of the warrant or (b) six months from the date of the warrant. We agreed to include the shares of common stock issuable upon the exercise of the warrant in the next registration statement we file with the Securities and Exchange Commission.

         In August 2008, we issued in aggregate of 1,800,000 shares of our common stock to seven accredited investors who were holders of our 8% debentures in connection with the conversion of $450,000 principal amount of debentures. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 15, 2008 we held a special meeting of our stockholders for the purposes of:

         o approving a Certificate of Amendment to our Certificate of Incorporation increasing the number of authorized shares of our common stock from 150,000,000 shares to 300,000,000 shares (the "Recapitalization Amendment"), and

         o approving a Certificate of Amendment to our Certificate of Incorporation effecting a reverse stock split of our outstanding common stock at a ratio of up to one to 10 (1:10) to be fixed by our Board of Directors, in their sole discretion (the "Reverse Split Amendment").

         On the record date for the meeting, we had 85,817,008 shares of our common stock and 50,000 shares of our Series A Preferred Stock. Each share of common stock entitled the holder to one vote and each share of Series A Preferred Stock, which is held by our CEO, entitled the holder to 400 votes at any meeting of our stockholders and the shares of common stock and Series A Preferred Stock voted together on all matters submitted to a vote of our stockholders.

         At the special meeting at which a quorum was present in person or by proxy, our stockholders approved both the Recapitalization Amendment and the Reverse Split Amendment. The following table provides information on the number of votes cast for, against or withheld, as well as number of abstentions and broker non-votes, on each matter submitted to a vote of our stockholders:

Recapitalization Amendment:
                                                     Series A
                                 Common Stock    Preferred Stock     Total Votes
                                 ------------    ---------------     -----------
No. of Votes "FOR" .......        57,596,097        20,000,000        77,596,097
No. of Votes "AGAINST" ...         6,227,387                 0         6,227,387
No. of Votes Abstaining ..           365,309                 0           365,309
No. of Broker Non-Votes ..                 0                 0                 0

Reverse Split Amendment:
                                                     Series A
                                 Common Stock    Preferred Stock     Total Votes
                                 ------------    ---------------     -----------
No. of Votes "FOR" .......        57,197,027        20,000,000        77,197,027
No. of Votes "AGAINST" ...         6,900,501                 0         6,900,501
No. of Votes Abstaining ..            91,266                 0            91,266
No. of Broker Non-Votes ..                 0                 0                 0

         We have filed the Certificate of Amendment to our Certificate of Incorporation increasing the number of authorized shares of our common stock to 300,000,000 shares as contemplated by the Recapitalization Amendment. A copy of the form of Certificate of Amendment to our Certificate of Incorporation is attached to this report as Exhibit 3.8.

         We have not, however, made any filing in connection with the approval of the Reverse Split Amendment. At the meeting the stockholders granted our Board of Directors the authority to decide, within six months from the date of the special meeting, the exact ratio of the reverse split up to a maximum of a one for 10 (1:10) and when to implement the reverse split. The Board reserves its right to elect not to proceed with the reverse split if it determines, in its sole discretion, that it is no longer in our best interests.

         If the Board decides to implement the reverse split, it would set the timing for the reverse split and select a specific ratio up to 1:10. No further action other than the approval of the reverse split Amendment at the special meeting is required to either implement or abandon the reverse split. If the Board determines to implement the reverse split, we will communicate to the public, prior to the effective date of a reverse split, additional details regarding the reverse split, including the specific ratio selected by the Board. If the Board does not implement the reverse split by February 15, 2009, the authority granted to it to implement the reverse split will terminate.

ITEM 5.  OTHER INFORMATION.

         In August 2008 we entered into a note extension agreement with the holder of a $2,500,000 principal amount 8% convertible subordinated promissory debenture whereby the due date of that note was extended from November 14, 2008 to August 14, 2009.

ITEM 6.  EXHIBITS.

 No.                               Description
-----                              -----------

3.8      Form of Certificate of Amendment to the Certificate of Incorporation

4.15 Note Extension Agreement dated August 13, 2008 by and between Spare Backup, Inc. and Gimmell Partners, LP

4.16     Form of $0.25 warrants

4.17     Form of convertible subordinated promissory debenture

4.18     Form of convertible subordinated promissory debenture

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

SPARE BACK UP, INC.

By: /s/ Cery B. Perle                                          August 18, 2008
    -----------------                                          ---------------
    Cery B. Perle                                              Date
    President, Chief Executive Officer and Director
    (Principal  executive officer and principal financial
    and accounting officer)