Form 10-Q
period 2008-09-30
SPARE BACKUP, INC.
filed 2008-11-19
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER: 000-30587

                               SPARE BACKUP, INC.
                               ------------------
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

Large accelerated filer          [ ]             Accelerated filer           [ ]
Non-accelerated filer            [ ]             Smaller reporting company   [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 101,661,169 shares of common stock are issued and outstanding as of November 10, 2008.

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements. .............................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. .......................................  23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  32

Item 4T  Controls and Procedures. ..........................................  32

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  33

Item 1A. Risk Factors. .....................................................  33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  33

Item 3.  Defaults Upon Senior Securities. ..................................  33

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  33

Item 5.  Other Information. ................................................  33

Item 6.  Exhibits. .........................................................  33

                           OTHER PERTINENT INFORMATION

When used in this report, the terms "Spare Backup," the "Company," " we," "our," and "us" refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiary.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2007 including the risks described in
Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                                SPARE BACKUP, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                                                                                    Year ended
                                                                    September 30,  December 31,
                                                                        2008           2007
                              ASSETS                                 (Unaudited)        (1)
                                                                    ------------   ------------
Current Assets:
  Cash ...........................................................  $          -   $    527,402
  Accounts receivable ............................................       100,975              -
  Prepaid marketing expense ......................................             -        181,238
  Prepaid expenses ...............................................         5,000              -
                                                                    ------------   ------------
    Total current assets .........................................       105,975        708,640

  Property and equipment, net of accumulated depreciation ........     1,246,931      1,652,077
                                                                    ------------   ------------

     Total Assets ................................................  $  1,352,906   $  2,360,717
                                                                    ============   ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Overdraft liability ............................................  $      6,711   $          -
  Accounts payable and accrued expenses ..........................     3,098,302      2,878,014
  8% Convertible promissory notes, net of debt discount
     of $321,038 and $2,558,624, respectively ....................     2,178,962        416,376
  10% Convertible promissory notes, net of debt discount
     of $114,827 and $0, respectively ............................       773,673              -
  Accrued interest on convertible promissory notes ...............        81,684         33,310
  Due to stockholder .............................................        15,000         15,000
                                                                    ------------   ------------

     Total Current Liabilities ...................................     6,154,332      3,342,700

  8% Convertible promissory notes, net of debt discount
     of $17,897 and $0, respectively .............................        32,103              -
                                                                    ------------   ------------

     Total Liabilities ...........................................     6,186,435      3,342,700


Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares authorized,
    50,000 issued and outstanding ................................            50              -
  Common stock; $.001 par value, 300,000,000 shares authorized,
    97,741,403 and 77,221,052 issued and outstanding, respectively        97,741         77,221
  Additional paid-in capital .....................................    81,208,775     72,585,482
  Accumulated deficit ............................................   (86,140,095)   (73,644,686)
                                                                    ------------   ------------

     Total Stockholders' Deficit .................................    (4,833,529)      (981,983)
                                                                    ------------   ------------

     Total Liabilities and Stockholders' Deficit .................  $  1,352,906   $  2,360,717
                                                                    ============   ============

(1) Derived from Audited Financial Statements

                    See Notes to Unaudited Consolidated Financial Statements.
                                              - 3 -

                                SPARE BACKUP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                       For the Three Months Ended    For the Nine Months Ended
                                             September 30,                 September 30,
                                      ---------------------------   ---------------------------
                                          2008           2007           2008           2007
                                      ------------   ------------   ------------   ------------
                                       (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Net Revenues .......................  $    299,141   $     78,002   $    753,233   $    115,373

Operating expenses:
  Research and development .........       261,141        538,098      1,073,011      1,889,130
  Sales, general and administrative      3,199,350      4,494,949      8,122,235     12,276,507
                                      ------------   ------------   ------------   ------------

    Total operating expenses .......     3,460,491      5,033,047      9,195,246     14,165,637
                                      ------------   ------------   ------------   ------------

    Operating loss .................    (3,161,350)    (4,955,045)    (8,442,013)   (14,050,264)
                                      ------------   ------------   ------------   ------------

Other income (expense):
  Change in fair value of derivative
   liabilities .....................             -              -              -     (5,275,067)
  Derivative liability expense .....             -              -              -       (334,030)
  Interest income ..................             -            163              -            166
  Gain from debt settlement ........             -        280,000         35,713        280,000
  Foreign currency gain ............         1,635            827         15,453            827
  Interest expense .................    (1,270,008)             -     (4,104,562)    (1,422,289)
                                      ------------   ------------   ------------   ------------
    Total other (expense) income ...    (1,268,373)       280,990     (4,053,396)    (6,750,393)

Net loss ...........................  $ (4,429,723)  $ (4,674,055)  $(12,495,409)  $(20,800,657)
                                      ============   ============   ============   ============

Basic and diluted net (loss) income
 per common share ..................  $      (0.05)  $      (0.06)  $      (0.15)  $      (0.31)
                                      ============   ============   ============   ============

Basic and diluted weighted average
 common shares outstanding .........    89,896,098     73,710,490     83,392,028     66,528,640
                                      ============   ============   ============   ============

                    See Notes to Unaudited Consolidated Financial Statements.
                                              - 4 -

                                    SPARE BACKUP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                             ---------------------------
                                                                                 2008           2007
                                                                             ------------   ------------
                                                                              (Unaudited)    (Unaudited)
Cash flows from operating activities:
Net loss ..................................................................  $(12,495,409)  $(20,800,657)
Adjustments to reconcile net loss to net cash used in operating activities:
  Derivative liability expense ............................................             -        334,030
  Change in fair value of derivative liabilities ..........................             -      5,275,067
  Fair value of options issued to employees ...............................     1,587,679      3,007,830
  Fair value of options issued to consultants .............................       303,140              -
  Fair value of warrants issued to consultants ............................        52,918              -
  Amortization of debt discount ...........................................     3,889,014      1,404,799
  Amortization of deferred compensation ...................................             -        142,370
  Amortization of prepaid marketing expense ...............................       181,238      1,318,093
  Fair value of shares of common stock issued in connection with
   services rendered ......................................................     1,187,085        351,232
  Fair value of shares of preferred stock issued in connection with
   services rendered ......................................................            50              -
  Depreciation ............................................................       614,751        498,805
Changes in operating assets and liabilities
  Restricted cash .........................................................             -        872,820
  Accounts receivable .....................................................      (100,975)       (53,804)
  Prepaid expenses and other current assets ...............................        (5,000)        17,223
  Accounts payable and accrued expenses ...................................       220,288      1,612,612
  Accrued interest on convertible promissory notes ........................       215,549         17,490
  Other liabilities .......................................................             -         (6,426)
                                                                             ------------   ------------

Net cash used in operating activities .....................................    (4,349,672)    (6,008,516)
                                                                             ------------   ------------

Cash flows from investing activities:
  Purchases of property and equipment .....................................      (209,605)    (1,792,086)
                                                                             ------------   ------------

Net cash used in investing activities .....................................      (209,605)    (1,792,086)
                                                                             ------------   ------------

Cash flows from financing activities:
  Principal repayments on convertible promissory notes ....................             -        (21,480)
  Repurchase of shares of common stock ....................................             -     (1,150,000)
  Proceeds from issuance of convertible promissory notes ..................     1,808,500      1,325,000
  Net proceeds from issuance of common stock for cash .....................       985,000      4,207,101
  Net proceeds from exercise of warrants ..................................     1,141,765      2,942,455
  Cash overdraft ..........................................................         6,711         35,264
  Proceeds from exercise of stock options .................................       139,899        315,944
  Payments of convertible promissory notes ................................       (50,000)             -
                                                                             ------------   ------------

Net cash provided by financing activities .................................     4,031,875      7,654,284
                                                                             ------------   ------------

 Decrease in cash .........................................................      (527,402)      (146,318)

Cash at beginning of period ...............................................       527,402        146,318
                                                                             ------------   ------------

Cash at end of period .....................................................  $          -   $          -
                                                                             ============   ============

                                                (continued)
                                                   -5A-

                                    SPARE BACKUP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (continued)
                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                             ---------------------------
                                                                                 2008           2007
                                                                             ------------   ------------
                                                                              (Unaudited)    (Unaudited)
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ..................................  $          -   $          -
                                                                             ============   ============

  Cash paid during the year for taxes .....................................  $          -   $          -
                                                                             ============   ============

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and
 corresponding debt discount ..............................................  $  1,784,152   $          -
                                                                             ============   ============

Fair value of warrants and embedded conversion features issued in connection with the issuance of common stock and corresponding
 increase in derivative liabilities .......................................  $          -   $  1,599,459
                                                                             ============   ============

Reclassification of liability contracts to equity .........................  $          -   $ 22,147,932
                                                                             ============   ============

Conversion of convertible promissory notes into shares of common stock ....  $  1,295,000   $  1,972,029
                                                                             ============   ============

Fair value of shares of common stock issued for payment of accrued interest  $    167,175   $     39,587
                                                                             ============   ============

Fair value of shares of common stock issued for prepaid expense ...........  $          -   $     60,000
                                                                             ============   ============

Fair value of shares of common stock issued for payment of accrued expenses  $          -   $     36,000
                                                                             ============   ============

                        See Notes to Unaudited Consolidated Financial Statements.
                                                   -5B-

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2008, and the results of operations and cash flows for the nine months ending September 30, 2008 have been included. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-K as filed with the Securities and Exchange Commission for the year ended December 31, 2007.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002 and has incurred net losses of approximately $12.5 million during the nine months ended September 30, 2008. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 68,334,907 and 38,321,492 at September 30, 2008 and 2007, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at September 30, 2008 and 2007 are excluded from the loss per share computation for that period due to their antidilutive effect.

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 2008, the Company had not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, accounts payable, accrued expenses, notes payable, and due to stockholder approximate their estimated fair values due to the short-term maturities of those financial instruments.

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2008, management has determined that an allowance is not necessary.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of September 30, 2008. Instead, such amounts are included in the statement of operations under the caption "Research and development".

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

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". The Company records revenue when persuasive evidence of an arrangement exists, on-line back-up services have been rendered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                    September 30,   December 31,
                                   Estimated life        2008           2007
                                   --------------   -------------   ------------

Computer and office equipment ..    3 to 5 years    $  2,555,789    $ 2,361,360

Leasehold improvements .........        5 years          202,298        187,122
                                                    ------------    -----------
                                                       2,758,087      2,548,482

Less: Accumulated depreciation .                      (1,511,156)      (896,405)
                                                    ------------    -----------
                                                    $  1,246,931    $ 1,652,077
                                                    ============    ===========

Depreciation expense amounted to $614,751 and $498,805 during the nine months ended September 30, 2008 and 2007, respectively.

NOTE 4 - CONVERTIBLE PROMISSORY NOTES - CURRENT

Convertible promissory notes consist of the following as of:

                                                    September 30,   December 31,
                                                        2008            2007
                                                    -------------   ------------
8% Convertible promissory notes, bearing interest
at 8% per annum, maturing in August 2009. Interest
payable commencing the quarter ended December 31,
2007, payable within thirty (30) days of the end
of the quarter. Interest may be paid in cash or
common stock at the option of the Company.
Interest paid in common stock will be calculated
at ninety percent (90%) of the average closing
price for the common stock for the five (5)
trading days preceding the interest payment date.
The promissory notes are convertible at any time
at the option of the holder, into shares of common
stock at a effective conversion rate of $0.25 ....   $ 2,500,000    $ 2,975,000

Less: unamortized discount .......................      (321,038)    (2,558,624)
                                                     -----------    -----------
Convertible promissory notes-short-term ..........   $ 2,178,962    $   416,376
                                                     ===========    ===========

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 4 - CONVERTIBLE PROMISSORY NOTES - CURRENT (CONTINUED)

                                                    September 30,   December 31,
                                                         2008           2007
                                                    -------------   ------------
10% Convertible promissory notes, bearing interest
at 10% per annum, maturing three to twelve months
from the date of closing. Interest payable
commencing the quarter ended June 30, 2008,
payable within thirty (30) days of the end of the
quarter. Interest may be paid in cash or common
stock at the option of the Company. Interest paid
in common stock will be calculated at the volume
weighted average price for the common stock for
the ten (10) trading days preceding the interest
payment date. The promissory notes are convertible
at any time at the option of the holder, into
shares of common stock at a rate ranging from
$0.16 to $0.25 ...................................   $   888,500    $         -

Less: unamortized discount .......................      (114,827)            (-)
                                                     -----------    -----------
Convertible promissory notes-short-term ..........   $   773,673    $         -
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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 4 - CONVERTIBLE PROMISSORY NOTES - CURRENT (CONTINUED)

In April 2008, the Company issued 75,757 shares in connection with the conversion of an 8% convertible promissory note principal amount of $25,000. The fair value of such shares issued amounted to approximately $25,000 or $0.33 per share.

In August 2008 the Company entered into a note extension agreement with the holder of a $2,500,000 principal amount 8% convertible subordinated promissory debenture whereby the due date of that note was extended from November 14, 2008 to August 14, 2009. Additionally, based on this agreement, the current conversion price and exercise price of warrants related to this note has been reset to $0.25.

In connection with the 10% Convertible Subordinated Promissory Debentures issued in July 2008, the exercise price of the warrants issued and the conversion price per share of the 8% convertible promissory notes pursuant to the subsequent financing was reset to such lower price or $0.25 per share.

In August 2008, the Company issued 1,800,000 shares in connection with the conversion of a 8% convertible promissory notes. The fair value of such shares issued amounted to approximately $450,000 or at the effective conversion price of $0.25 per share.

Between February 14, 2008 and June 6, 2008, the Company sold an aggregate of $1,571,000 principal amount 10% Convertible Senior Unsecured Promissory Debentures (the "10% Debentures") to accredited investors and issued those investors five year common stock purchase warrants to purchase 5,236,665 shares of its common exercisable at a price of approximately $0.309 per share. The Company received gross proceeds of $1,571,000. In connection with the recent private placement in third quarter of fiscal 2008, the exercise price of the warrants issued were reset to $0.20 per share and the conversion price per share of these 10% Convertible Senior Unsecured Promissory Debentures pursuant to the subsequent financing was reset to such lower price or $0.16 per share.

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

The holders are entitled to convert all or any portion of the principal amount of the 10% Debenture and accrued but unpaid interest into securities that the Company may offer in a subsequent financing of $5,000,000 or more. In the event the 10% Debentures have not been converted into the securities offered in such subsequent financing because the financing has not closed prior to the due date of the debentures, the Company is required to redeem 1/12th of the principal amount of the 10% Debentures every month beginning on August 1, 2008 at a redemption price equal to the face value of the debentures plus accrued but unpaid interest. At the option of the holders the redemption price is payable in cash or shares of our common stock valued at 90% of the VWAP (as that term is defined in the 10% Debenture). The Company has reassessed at September 30, 2008, the number of authorized but unissued shares and taking into consideration the floorless feature in connection with this redemption provision and has concluded that the Company has sufficient authorized shares to satisfy the maximum number of equivalent shares that could be settled in stocks. At September 30, 2008, management has determined that a derivative liability is not necessary.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

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

Under the terms of the Securities Purchase Agreement with the investors, the Company agreed to file a registration statement with the SEC covering the shares of its common stock underlying the 10% Debentures and the warrants so as to permit the public resale thereof. Should the Company complete any additional financings prior to the filing of such registration statement, the Company agreed to offer the same registration rights granted those purchasers to the purchasers of the 10% Debentures to the extent more favorable to the 10% Debenture holders. In connection with the transaction, the holder of a $2,500,000 principal amount 8% convertible subordinated promissory note due in August 2009 entered into a Subordination Agreement whereby that debt was subordinated to the 10% Debentures.

In September 2008, $691,000 principal amount of the 10% Convertible Senior Unsecured Promissory Debentures have already become due. The Company has not redeemed the required monthly redemption beginning in September 2008. In October 2008, the Company entered into a note extension agreements with the holders of $196,000 principal amount 10% Convertible Senior Unsecured promissory debentures whereby the due dates of those notes were extended from September 2008 to maturity dates between August 2009 and September 2009. Additionally, based on these agreements, the current conversion price has been reset to $0.16 and exercise price of warrants related to this note has been reset to $0.20. Currently, $495,000 principal amount of the 10% Convertible Senior Unsecured Promissory Debentures are in default. Accordingly, for so long as such default is continuing, interest on the foregoing sums, shall be at the rate of one and one-half percent (1 1/2%) per month, but not greater than the highest rate permitted by law. Additionally, principal and interest shall become immediately due and payable at the option of the holder.

In June 2008, the Company sold a $100,000 principal amount 10% Convertible Subordinated Promissory Debentures to an accredited investor and issued the investor five year common stock purchase warrants to purchase 400,000 shares of its common at an exercise price of $0.25. The Company received gross proceeds of $100,000. The principal and accrued but unpaid interest is convertible at the option of the holder into shares of the Company's common stock at a fixed conversion price of $0.25 per share. The principal and all accrued interest is due in July 2009.

In July 2008, the Company sold an aggregate of $87,500 principal amount 10% Convertible Subordinated Promissory Debentures to accredited investors and issued those investors five year common stock purchase warrants to purchase 350,000 shares of its common and an exercise price of $0.25. The principal and accrued but unpaid interest is convertible at the option of the holder into shares of our common stock at a fixed conversion price of $0.25 per share. The Company received gross proceeds of $87,500. The principal and all accrued interest is due in July 2009. In August 2008, the Company paid $50,000 of these 10% Convertible Subordinated Promissory Debentures.

In June 2008, the Company issued 2,733,333 shares in connection with the conversion of 10% Convertible Senior Unsecured promissory notes with an aggregate principal amount of $820,000. The fair value of such shares issued amounted to approximately $820,000 or $0.30 per share.

Total amortization of debt discounts for the convertible promissory notes - current amounted to approximately $3.9 million and $1.4 million during the nine months ended September 30, 2008 and 2007, respectively, and is included in interest expense.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 5 - CONVERTIBLE PROMISSORY NOTES - LONG TERM

In February 2008, the Company issued a convertible promissory note amounting to $50,000. In connection with the issuance of this note payable, the Company granted 25,000 warrants to an investor exercisable at a price of $0.50 per share for a period of three years. The note payable bears 8% interest per annum and matures in February 2010. This promissory note is convertible at $0.33 per share of common stock. In the event the Company issues any shares of its common stock at an exercise price or conversion price per share less than $0.33 per share following the closing of the 8% Convertible Promissory Notes, then the exercise price of the warrants issued pursuant to the subsequent financing will reset to such lower price. The Company recognized a total debt discount of approximately $26,000 in connection with the issuance of these 8% convertible debentures. In connection with the recent private placement in third quarter of fiscal 2008, the conversion price per share pursuant to the subsequent financing will reset to such lower price or $0.16 per share.

Total amortization of debt discounts for the convertible promissory notes - long term amounted to approximately $7,800 during the nine months ended September 30, 2008, and is included in interest expense.

NOTE 6 - STOCKHOLDERS' DEFICIT

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

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

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The Company issued 90,271 shares in connection with the payment of interest of approximately $33,000 on the 8% convertible promissory notes during January 2008. The fair value of such shares issued amounted to approximately $33,000 or $0.40 per share.

In April 2008, the Company issued 190,931 shares in connection with the payment of interest of approximately $59,000 on the 8% convertible promissory notes. The fair value of such shares issued amounted to approximately $59,000 or $0.31 per share.

In July 2008, the Company issued 275,655 shares in connection with the payment of interest of approximately $75,000 on the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to approximately $75,000 or $0.27 per share.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

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

Between August 2008 and September 2008, the Company issued in aggregate 1,564,115 shares of common stock to the Company's Chief Executive Officer (192,308 shares) and certain employees(1,371,807 shares) of the Company for services rendered. The fair value of such shares amounted to approximately $265,000 and has been recognized as stock based compensation expense.

In July 2008, the Company issued 300,000 restricted shares of common stock for business development services. The Company valued these common shares at the fair market value on the date of grant at $0.26 per share or $78,000.

Between July 2008 and September 2008, the Company issued in aggregate 175,500 restricted shares of common stock for public relations services. The Company valued these common shares at the fair market value on the date of grant ranging from $0.15 to $0.29 per share or a total of $37,440.

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

In August 2008, the Company issued 300,000 shares of common stock for marketing services. The Company valued these common shares at the fair market value on the date of grant at $0.19 per share or $57,000.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

In September 2008, in connection with the exercise of stock warrants, the Company issued 2,662,500 shares of common stock for net proceeds of approximately $240,000.

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

In September 2008, in connection with the exercise of stock options, the Company issued 10,348 shares of common stock to an employee for net proceeds of approximately $10.

ISSUANCE OF COMMON STOCK PURSUANT TO CONVERSION OF CONVERTIBLE PROMISSORY NOTES

In April 2008, the Company issued 75,757 shares in connection with the conversion of an 8% convertible promissory note principal amount of $25,000. The fair value of such shares issued amounted to approximately $25,000 or $0.33 per share.

In June 2008, the Company issued 2,733,333 shares in connection with the conversion of 10% Convertible Senior Unsecured promissory notes with an aggregate principal amount of $820,000. The fair value of such shares issued amounted to approximately $820,000 or $0.30 per share.

In August 2008, the Company issued 1,800,000 shares in connection with the conversion of an 8% convertible promissory notes with an aggregate principal amount of $450,000. The fair value of such shares issued amounted to approximately $450,000 or $0.25 per share.

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

Between August 2008 and September 2008, the Company issued in aggregate 3,625,000 shares pursuant to a private placement which generated gross proceeds of approximately $580,000. In connection with this private placement, the Company issued 3,625,000 warrants exercisable at a price of $0.20 per share. The warrants expire in three years from the date of grant. In connection with these private placements, the Company paid commissions to its placement agent of approximately $10,000 in cash.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

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

In September 2008, the Company cancelled 604,504 shares of common stock previously issued to a key employee. In connection with the return of the 604,504 shares of common stock, the Company reduced stock-based compensation expense by approximately $73,000 based on the fair market value of the common stock on the date of cancellation of $0.12 per share.

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

In March 2008, the Company granted a three-year warrant to purchase 592,857 shares of common stock to investors in connection with private placements. These warrants are exercisable at $0.50 per share. Subsequent to the closing of this offering, the Company reduced the offering price of the common stock included in the offering and reduced the exercise price of the warrants to $0.309 per share. As a result of this repricing, the Company issued an additional 98,809 warrants.

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

In June 2008, the Company issued a 10% Convertible Subordinated Promissory Debentures amounting to $100,000. In connection with the issuance of this note payable, the Company granted 400,000 five year common stock purchase warrants to an investor at an exercise price of $0.25 per share.

In June 2008, in connection with the exercise of stock warrants, the Company issued 626,654 shares of common stock for net proceeds of approximately $200,000.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 7 - STOCK OPTIONS AND WARRANTS (CONTINUED)

In July 2008, in connection with the exercise of stock warrants, the Company issued 669,904 shares of common stock for net proceeds of approximately $207,000.

In July, 2008, the Company issued a 10% Convertible Subordinated Promissory Debentures amounting to $87,500. In connection with the issuance of these notes payable, the Company granted 350,000 five year common stock purchase warrants to investors at an exercise price of $0.25 per share.

In September 2008, in connection with the exercise of stock warrants, the Company issued 2,662,500 shares of common stock for net proceeds of approximately $240,000.

In September 2008, the Company granted 500,000 three-year stock warrants to purchase common stock to the Company's Director. The Company valued these options utilizing the Black-Scholes options pricing model ranging at $0.12 per share or approximately $60,000.

Between August 2008 and September 2008, the Company granted a three-year warrant to purchase 3,625,000 shares of common stock to investors in connection with private placements. These warrants are exercisable at $0.20 per share.

Stock warrant activity for the nine months ended September 30, 2008 is summarized as follows:

                                               Number of    Weighted Average
                                               Warrants      Exercise Price
                                              ----------    ----------------
   Balance at beginning of year ...........   28,029,348         $ 0.70
   Granted ................................   11,078,331           0.20
   Exercised ..............................   (5,448,664)          0.34
   Expired ................................            -              -
                                              ----------         ------
   Balance at end of period ...............   33,659,015         $ 0.54
                                              ==========         ======

   Warrants exercisable at end of period ..   33,659,015         $ 0.54
                                              ==========         ======

   Weighted average fair value of
   warrants granted during the period .....                      $ 0.21

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 7 - STOCK OPTIONS AND WARRANTS (CONTINUED)

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

In September 2008, in connection with the exercise of stock options, the Company issued 10,348 shares of common stock to an employee for net proceeds of approximately $10.

Between August 2008 and September 2008, the Company granted in aggregate 650,404 three to five year stock options to purchase common stock in connection with a consulting and financial advisory agreement. The Company valued these options utilizing the Black-Scholes options pricing model ranging from $0.10 to $0.21 per share or approximately $67,000 and recorded stock-based consulting expense for the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, the Company granted 5,397,266 five-year stock options to purchase common stock to employees (including 3,250,000 options granted to the Company's Chief Executive Officer and two directors of the Company) at exercise prices ranging from $0.32 to $0.41 per share. For the nine months ended September 30, 2008 and 2007, total stock-based compensation charged to operations for option-based arrangements amounted to approximately $1,158,000 and $3,007,830, respectively. At September 30, 2008, there was approximately $701,000 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

In May 2008, the Company reduced the exercise price of stock options to purchase an aggregate of 14,716,035 shares of common stock to $0.30 per share. The Company valued the re-priced options utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 70%, risk-free interest rate ranging from 1.90% to 2.68%, no dividend yield, and an expected life ranging from 0.54 to 4.96 years, and recorded approximately $370,000 as stock based compensation during the nine months ended September 30, 2008.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 7 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock option activity for the nine months ended September 30, 2008 is summarized as follows:

                                               Number of    Weighted Average
                                                Options      Exercise Price
                                              ----------    ----------------
   Balance at beginning of year ...........   13,339,549         $ 0.54
   Granted ................................    7,669,518           0.22
   Exercised ..............................     (569,371)          0.22
   Expired ................................   (1,937,018)          0.37
                                              ----------         ------
   Balance at end of period ...............   18,502,678         $ 0.30
                                              ==========         ======

   Options exercisable at end of period ...   16,711,001         $ 0.33
                                              ==========         ======

   Weighted average fair value of
   options granted during the period ......                      $ 0.18

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

                                                       September 30,
                                             ----------------------------
                                                 2008             2007
                                             -----------      -----------
      Expected volatility ...............     70% - 108%         73%-94%
      Expected term .....................    3 to 5 Years        5 Years
      Risk-free interest rate ...........    2.19%-3.66%      4.18%-5.05%
      Expected dividend yield ...........         0%              0%


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during the nine months ended September 30, 2008 amounting to $27,600 which approximated fair rental value. The rental property was used for temporary employee housing during the period.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In January 2008, the Company executed a mutual release and settlement agreement with a certain vendor. Both parties claim a breach of their obligation under a Master Services Agreement dated in January 2007. The Company has an outstanding balance of approximately $179,000 which has been included in accounts payable prior to this settlement. Pursuant to this agreement, the Company settled for $125,000 payable in four monthly equal installments of $31,250 beginning on January 15, 2008 and were released from further claim. The Company has recognized a gain from debt settlement of approximately $54,000 during the nine months ended September 30, 2008.

In April 2008, the Company settled for $18,000 in connection with a settlement demand from plaintiff Creditors Adjustment Bureau, Inc. The Company was released from further claim and has been dismissed from this litigation. During the nine months ended September 30, 2008, the Company has recognized $18,000 and the amount was included as a loss/gain from litigation settlement in the accompanying consolidated statements of operations.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

During the nine months ended September 30, 2008, the Company recorded a liability related to unpaid payroll taxes for the period May 16, 2008 to September 30, 2008 for approximately $433,000. This amount has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 11 - SUBSEQUENT EVENTS

In October 2008, the Company issued in aggregate 58,500 restricted shares of common stock for public relations services. The Company valued these common shares at the fair market value on the date of grant at $0.12 per share or a total of $7,000.

In October 2008, the Company issued 654,119 shares in connection with the payment of interest of approximately $78,000 on the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to approximately $78,000 or $0.12 per share.

In October 2008, the Company issued in aggregate 238,761 shares of common stock to certain employees and non employees for services rendered. The fair value of such shares amounted to approximately $37,000 and has been recognized as stock based compensation expense.

In October 2008, the Company issued in aggregate 3,125,000 shares pursuant to a private placement which generated gross proceeds of approximately $500,000. In connection with this private placement, the Company issued 3,125,000 warrants exercisable at a price of $0.20 per share. The warrants expire in three years from the date of grant.

The Company is a party to litigation in Cole County, Missouri, Case No. 07AC-CC01045, which was filed on November 15, 2007 by a lessor related to an aircraft lease agreement entered into by the Company in July 2007. This lawsuit arose out of the early termination of the aircraft lease agreement by the Company. In October 2008, the Company settled for $100,000 payable in five equal monthly installments.

In October 2008, the Company paid $12,500 principal amount 10% Convertible Subordinated Promissory Debentures.

In October 2008, the Company entered into a note extension agreement with the holders of $196,000 principal amount 10% Convertible Senior Unsecured promissory debentures whereby the due dates of those notes were extended from September 2008 to maturity dates between August 2009 and September 2009. Additionally, based on these agreements, the current conversion price has been reset to $0.16 and exercise price of warrants related to this note has been reset to $0.20.

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

         We recently expanded our partnership with DSG International. With the new offerings, we are launching in fourth quarter of fiscal 2008 our 1 year pre-paid subscription in 169 PC World stores. The product is being positioned at the service counter called "The Tech Guys", next to the computers and hard drives, whereby consumers and store employee can frequently be reminded of the service. We anticipate the roll out to begin in October 2008 however due to the size and the climate, the roll out did not begin until November 2008. Management has been in continues effort to go to stores to help merchandise and train the employees, as they start to scorecard our product throughout the DSG International chain, we anticipate that we will expand our sales figures in several key metrics, as minimum numbers are being agreed to be sold per store.

         During the nine months ended September 30, 2008, we spent significant resources, both financial and management time, in implementing our distribution model and broadening our partnership relationships the accomplishment of these goals. These costs included approximately $436,000 for sales and marketing, advertising and business development expenses as well as approximately $386,000 of travel and travel related expenses, and approximately $600,000 of costs associated with technology service which includes engineering development, software and hardware related to the ongoing provision of our services. During this period we also spent approximately $1,073,000 on research and development. The research and development expenses were primarily related to compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products.

         Subject to the availability of sufficient working capital, while it is likely we will continue to expend research and development costs during the remainder of fiscal 2008, we do not presently anticipate that our sales and marketing and related expenses will approach 2007 levels, including with respect to our ongoing relationship with DSG International.

         While not reaching the levels in the comparable periods in fiscal 2007, our sales, general and administrative expenses remain high. Notwithstanding that approximately $3,664,000 of our selling, general and administrative expenses for the nine months ended September 30, 2008 are non-cash expenses, our net revenues are not sufficient to pay our operating costs and we have historically relied upon the sale of debt and equity securities to fund our business. During the nine months ended September 30, 2008 we raised approximately $4,075,000 in working capital through the issuance of short and long term notes, the sale of common stock and the exercise of warrants and options. Subsequent to September 30, 2008, we have raised approximately $500,000 in working capital through the sale of common stock. Currently, there are $495,000 principal amount of the 10% notes which have already become due in September 2008 and considered in default, $196,000 principal amount of the 10% notes which due dates have been extended between August 2009 and September 2009, the remaining $185,000 of the 10% notes and $2,500,000 of the 8% notes of short term debts becomes due between February 2009 to August 2009. The Company has not redeemed the required monthly redemption beginning in September 2008 in connection with the 10% Convertible Senior Unsecured promissory notes amounting to $495,000. Additionally, interest on the foregoing sums of the $495,000 default amount, shall be at the rate of one and one-half percent (1 1/2%) per month. In addition, at September 30, 2008, we owe approximately $433,000 of unpaid payroll taxes.

         We do not, however, presently have sufficient cash to repay these obligations and there are no assurances that the holders of our short-term debt will convert prior to the due dates of the obligations.

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

         Under the terms of various of the short-term notes in the aggregate principal amount of $2,500,000, we have the right to force a conversion of those obligations into equity providing that we have registered the shares of common stock issuable upon such conversions prior to the maturity dates of the notes. We have not filed the requisite registration statement and unless we are successful in extending the maturity dates of these obligations it is not likely we will be able to avail our company of this opportunity before the notes become due.

         We are continuing our efforts to raise working capital through alternative means and are currently in advanced stages of negotiations for the sale of our securities to certain institutional investors that if executed will meet our financing needs. During third quarter of fiscal 2008 and subsequent to this period, we raised gross proceeds of approximately $1,080,000 in working capital through the issuance of the sale of our common stock. In July 2008 we entered into a six month Advisory Consulting Agreement with Jesup & Lamont Securities Corp., a broker-dealer and member of FINRA. Under the terms of this agreement the firm will assist us in general corporate activities including strategic planning, management and business operations and introductions to further our business goals. In addition, in September 2008, we entered into a twelve month Financial Advisory Consulting Agreement. Under the terms of this agreement the firm will assist us in negotiations on potential mergers or acquisitions. Although we are optimistic that we will be able to raise additional capital, we are unable at this time, however, to predict the ultimate amount of proceeds we may receive or the timing of those funds. If we are not successful in raising the necessary capital, even if we are successful in extending the due dates of the short-term obligations we may be forced to curtail some or all of our operations and take certain steps to reduce our operating expenses which could adversely impact our ability to expand our business. In addition, we may seek to enter into a joint venture or business combination with an operating company as a means to ensure our access to sufficient capital until such time, if ever, as our revenues are sufficient to pay our operating expenses. As described elsewhere herein, there are no assurances we will be able to continue as a going concern in which event you would lose your entire investment in our company.

GOING CONCERN

         We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $86 million since inception through September 30, 2008. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2007 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we can offer no assurances that we will be successful in raising working capital as needed particularly in the current economic climate. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

RESULTS OF OPERATIONS

NET REVENUES

         Our net revenues increased substantially in each of the three months and nine months ended September 30, 2008 from the comparable periods in fiscal 2007. These increases in revenues reflects the increased adoption rate of our products by trial users who convert to subscriptions. For the three and nine months ended September 30, 2008, approximately 63% and 70%, respectively, of our total net revenues were primarily attributable to the establishment of an international partner relationship with DSG International focusing in Europe. Although we realized net revenues related to the DSG International relationship, the actual cash attributable to such net revenues was not received by us and was applied against amounts we owed to DSG International for marketing expenses which have been satisfied in full in July 2008. During the nine months ended September 30, 2008, approximately $399,000 of net revenues related to the DSG International were used to reduce our outstanding balance owed to DSG International by the corresponding amount. Accordingly, upon satisfaction of our outstanding balance to DSG International, we have recorded accounts receivable from DSG International amounting to approximately $101,000 primarily related to DSG revenues in third quarter of fiscal 2008.

TOTAL OPERATING EXPENSES

         Our total operating expenses for the each of the three and nine months ended September 30, 2008 decreased from the comparable periods in fiscal 2007. Our operating expenses included expenses related to research and development and selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Research and development expenses represented approximately 8% and approximately 12% of our total operating expenses for the three and nine months ended September 30, 2008, respectively, as compared to approximately 11% and approximately 13% for the same periods in 2007. Our research and development expenses to date in fiscal 2008 include costs associated with continued development of user interfaces and additional products, including version 5.0 of Spare-Backup, a family pack, Spare

Mobile, Corporate Protective Services and our SMB (small to medium business) products, and reflected increased R&D efforts to successfully meet various deadlines set by our OEM partners. Included in research and development expenses for the nine months ended September 30, 2008 are non-cash expenses of $193,000 which represents the fair value of stock issued to a key employee in lieu of cash compensation. The decrease in our research and development expenses when compared to the comparable periods in 2007 is primarily attributable to decreased use of consultants for research and development of our product due to lack of working capital. Subject to the availability of sufficient working capital, we anticipate that we will continue to incur research and development expenses in future periods as a result of the addition of new features, the launch of new versions of our products and the expansion of our engineering staff, however we are not able at this time to quantify the amount of such expenditures. In some cases as we develop or co-develop additional services and products, we may from time to time get our partners to contribute funding for some of these projects. We will need to raise additional working capital to fund and support our research and development and the commitments to our OEM partners. We cannot assure you that we will ever be able to successfully implement our business model or increase our revenues in future periods.

SALES, GENERAL, AND ADMINISTRATIVE EXPENSES

         Sales, general and administrative expenses decreased in each of the three months and nine months ended September 30, 2008 as compared to the comparable periods in fiscal 2007. Sales, general and administrative expenses represented approximately 92% and approximately 89% of our total operating expenses for the three months ended September 30, 2008 and 2007, respectively, and approximately 88% and approximately 87% of our total operating expenses for the nine months ended September 30, 2008 and 2007, respectively.

         The following table provide certain information on the approximate amounts of components of our sales, general and administrative expenses for each the fiscal 2008 and fiscal 2007 periods:

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                   ---------------------   ---------------------
                                      2008        2007        2008        2007
                                   ---------   ---------   ---------   ---------
Sales, marketing, advertising
  and business development .. ..     268,000   2,053,000     839,000   3,498,000
Employee related costs .........     969,000     798,000   2,447,000   1,826,000
Technology service .............     304,000     342,000     600,000   1,272,000
Non-cash expenses ..............   1,284,000     879,000   3,080,000   3,717,000
General overhead expenses ......     374,000     423,000   1,156,000   1,964,000

         o Sales and marketing, advertising and business development expenses which includes costs associated with the various pilot marketing programs discussed earlier as well as travel and travel related expenses associated with our efforts to further develop and broaden our OEM partner base. The decrease in sales and marketing, advertising and business development expenses was primarily attributable to decrease in non cash expenses. For the three and nine months ended September 30, 2008, non-cash expenses of approximately $57,000 and $238,000, respectively, associated with the amortization of the value of a warrant granted to DSG International, Plc. in fiscal 2007 which was fully amortized during the period and stock based expense for marketing services rendered as compared to approximately $505,000 and $1,318,000 for the three and nine months ended September 30, 2007, respectively. In addition, a decreased of approximately $702,000 was related to test various marketing programs in the U.K., including collateral materials during the nine months ended September 30, 2007 as compared to $0 in the same period in fiscal 2008, as well as decreased travel expenses of approximately $567,000. While a significant portion of these expenses during the 2008 periods were one-time expenses such as the non cash expenses describe earlier amounting to approximately $238,000, and we anticipate that we will continue to incur minimal sales and marketing, advertising and business development expenses during the remainder of fiscal 2008, we are not able to quantify the amount of such expenses,

         o Employee related costs which includes salaries and employee costs, recruiting expenses, 401k contributions and stock based compensation. For the nine months ended September 30, 2008, we recorded non-cash expenses of $345,000 related to stock-based compensation expense which includes approximately $102,000 attributable to shares issued to our chief executive officer and approximately $118,000 to a key employee who accepted shares of our common stock in lieu of his regular cash compensation. This increase represents new hires of approximately 24 employees and lay offs of 21 employees during the nine months ended September 30, 2008. This increase is also attributable to regular annual increases in compensation levels of certain of our employees. Subject to the availability of sufficient working capital, we anticipate that we will hire additional software engineers and other staff to support our projected growth. Our offices are in a geographic location which is not tech heavy and we face competition in hiring qualified employees and consultants. Our experience has been that in order to recruit qualified employees we are required to pay recruiting expenses and offer relocation packages. If we are able to hire the personnel we presently deem necessary, our selling, general and administrative expenses will increase although we are presently unable to quantify the amount of projected increase,

         o Technology service which includes engineering development, software and hardware related to the ongoing provision of our services. This decrease is primarily attributable to the engineering development cost to our custom software design for Gateway during the nine months ended September 30, 2007 of approximately $650,000 as compared to $0 for the same period in fiscal 2008. During fiscal 2007, we encountered certain technical issues in the installation of our software on the Gateway platforms which we were unable to correct and had discontinued our efforts with Gateway. We anticipate that these costs will be relatively constant during the remainder of fiscal 2008 from fiscal 2007 levels and that as we increase the number of paid subscribers our cost per customer for delivering service will be reduced as we spread the expense over a greater number of subscribers,

         o Non-cash expense which includes option expense associated with options granted to our executive officers and other employees in each of the three and nine months ended September 30, 2008 ($394,000 and $1,527,000, respectively), depreciation ($214,000 and $615,000, respectively) and stock based consulting fees ($676,000 and $938,000, respectively), and

         o General overhead expense includes rent, insurance, legal and accounting fees, utilities, and other general operating expenses. The decrease in general overhead expense for the nine months ended September 30, 2008 is primarily attributable to decrease in professional legal and accounting fees of approximately $475,000. The decrease in legal fees is related to decrease litigation matters during the nine months ended September 30, 2008. Additionally, this decrease represents the decrease of approximately $294,000 related to an aircraft lease which was terminated during fiscal 2007.

         We anticipate that sales, general and administrative expenses for the remainder of fiscal 2008 will reflect a modest decrease from fiscal 2007 levels. We are unable at this time, however, to quantify the amount of such decreases.

TOTAL OTHER EXPENSES

         Our total other expenses in the three and nine months ended September 30, 2008 primarily include expenses associated with interest expense, a gain from debt settlement and gains from foreign currency conversions.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES AND DERIVATIVE LIABILITIES
EXPENSE

         Change in fair value of derivative liabilities and derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 00-19 to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase of approximately $0 and $5.3 million for the nine months ended September 30, 2008 and 2007, respectively, has been recognized as other expense/income in those periods. We did not have a comparable other expense during the three or nine months ended September 30, 2008 due to our having satisfied all of the 8% convertible promissory notes and 12.5% convertible subordinated promissory debentures during fiscal 2007, the terms of which resulted in the application of EITF Issue No. 00-19 to our financial statements, thus eliminating such derivative liabilities.

         While at September 30, 2008 we no longer had any derivative liabilities, we have historically been at a disadvantage in negotiating terms of financing transactions which have resulted in the recognition of these derivative liabilities. We have reassessed at September 30, 2008, the number of authorized but unissued shares and taking into consideration the floorless feature in connection with the redemption provision on the 10% Convertible Senior Unsecured Promissory Debentures and have concluded that our authorized shares is sufficient to satisfy the maximum number of equivalent shares that could be settled in stocks. Accordingly, at September 30, 2008, management has determined that a derivative liability is not necessary.

GAIN FROM DEBT SETTLEMENT

         In January 2008, we executed a mutual release and settlement agreement with a certain vendor. Both parties claim a breach of their obligation under a Master Services Agreement dated in January 2007. We have an outstanding balance of approximately $179,000 which has been included in accounts payable prior to this settlement. Pursuant to this agreement, we settled for $125,000 payable in four monthly equal installments beginning on January 15, 2008 and was released from further claim. We have recognized a gain from debt settlement of approximately $54,000 during the nine months ended September 30, 2008.

         In April 2008, we settled for $18,000 in connection with a settlement demand from plaintiff Creditors Adjustment Bureau, Inc. We were released from further action and have been dismissed from this litigation. During the three and nine months ended September 30, 2008, this amount was included as a loss/gain from litigation settlement in the accompanying consolidated statements of operations. Based on this settlement, we paid the four equal monthly installments in the amount of $4,500 each beginning May 1, 2008.

INTEREST EXPENSE

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The increase in interest expense during the 2008 periods when compared to the 2007 periods is primarily attributable to the amortization of the debt discount amounting to $2.2 million associated with the 8% Convertible Subordinated Promissory Debenture and $1.6 million associated with the 10% convertible promissory notes which were sold during the nine months ended September 30, 2007.

FOREIGN CURRENCY GAIN

         Under the terms of our agreement with DSG International we are required to make certain payments in British Pound Sterling. Foreign currency gain of $1,635 and $15,453, respectively, for the three and nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2008 (unaudited) and December 31, 2007:

                                       September 30,   DECEMBER 31,
                                           2008           2007        $ OF CHANGE    % OF CHANGE
                                        -----------    -----------    -----------    -----------
Working capital (deficit) ............  $(6,048,357)   $(2,634,060)   (3,414,297)            NM
Cash .................................  $         -    $   527,402      (527,402)           100%
Accounts receivable ..................  $   100,975    $         -       100,975            100%
Prepaid marketing expenses ...........  $         -    $   181,238      (181,238)          -100%
Prepaid expenses .....................  $     5,000    $         -         5,000             NM
Total current assets .................  $   105,975    $   708,640      (602,665)           -85%
Property and equipment, net ..........  $ 1,246,931    $ 1,652,077      (405,146)           -25%
Total assets .........................  $ 1,352,906    $ 2,360,717    (1,007,811)           -43%

Overdraft liability                     $     6,711    $         -         6,711            100%
Accounts payable and accrued expenses   $ 3,098,302    $ 2,878,014      (220,288)             8%
8% convertible promissory notes-
       current .......................  $ 2,178,962    $   416,376     1,762,586            423%
10% convertible promissory notes        $   773,673    $         -       773,673             NM
Accrued interest on convertible
       promissory notes ..............  $    81,684    $    33,310        48,374            145%
Due to stockholder ...................  $    15,000    $    15,000             -             NM
Total current liabilities ............  $ 6,154,332    $ 3,342,700     2,811,632             84%
8% convertible promissory notes-
       long term .....................  $    32,103    $         -        32,103            100%
Total liabilities ....................  $ 6,186,435    $ 3,342,700     2,843,735             85%

NM = not meaningful

         We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2007 contains an explanatory paragraph regarding our ability to continue as going concern. While we have raised approximately $4,075,000 during the nine months ended September 30, 2008, we had a bank overdraft of approximately $6,700 at September 30, 2008 and our operations do not generate sufficient cash to pay our operating expenses, especially as DSG International retains all revenues generated through that agreement. Approximately $399,000 of the total DSG revenues of approximately $531,000 for the nine months ended September 30, 2008, were offset against marketing expenses we owe that company. In July 2008, we have satisfied the balance due to DSG International. Upon satisfaction of our outstanding balance to DSG International, we have recorded accounts receivable from DSG International amounting to approximately $101,000 primarily related to DSG revenues in third quarter of fiscal 2008. At September 30, 2008, we had cash on hand of $0 and subsequent to that date we have raised an additional $500,000 through the sale of our common stock.

         At September 30, 2008, we had a working capital deficiency of approximately $6,048,000 which reflects current assets of $105,975 less current liabilities of $6,154,332. At December 31, 2007 we had a working capital deficit of $2,634,060. Our current assets decreased by $602,665 from December 31, 2007 to September 30, 2008. Included in these changes is an increase of:

         o $100,975 in accounts receivable related to DSG revenues,

         o $2,178,962 in amounts due under 8% convertible subordinated promissory debentures. During fiscal 2007 we issued and sold new convertible promissory notes aggregating $2,975,000, and recognized interest expense from amortization of its debt discount of $2,237,586 during the nine months ended September 30, 2008. During the nine months ended September 30, 2008, eight holders of these notes converted approximately $475,000 into shares of our common stock. We have a remaining debt discount of $321,038 as of September 30, 2008,

         o $773,673 in amounts due under 10% convertible subordinated promissory debentures. During the nine months ended September 30, 2008, we issued and sold new convertible promissory notes aggregating $1,758,500. During the nine months ended September 30, 2008, the holders of these notes converted earlier issued 10% notes amounting to approximately $820,000 into shares of our common stock pursuant to the terms of the instruments and recognized interest expense from amortization of its debt discount of $1,643,673 during the nine months ended September 30, 2008. We have a remaining debt discount of $114,827 as of September 30, 2008,

         o $81,684 of accrued interest under the 8% and 10% convertible promissory debentures. During April 2008, we issued 556,857 shares in connection with the payment of interest on the 8% and 10% convertible promissory notes as of September 30, 2008. In October 2008, we issued 654,119 shares in connection with the payment of interest on the 8% and 10% convertible promissory notes.

         During the nine months ended September 30, 2008, our total long term liabilities increased by $32,103. In February 2008 we issued and sold new convertible promissory note of $50,000, and recognized interest expense from amortization of its debt discount of $7,755 during the nine months ended September 30, 2008.

         These increases were offset by decreases of:

         o $527,402 in cash which we used for general working capital,

         o $181,238 in prepaid marketing expenses which represents the value of the warrant we issued to DSG International Plc which were fully amortized during the nine months ended September 30, 2008,

         o $220,288 in accounts payable and accrued expenses. Included in our accounts payable and accrued expenses at September 30, 2008 was approximately $398,000 which has been reserved for possible expenses in conjunction with our early termination of an aircraft lease, $100,000 which we have accrued for the possible payment of commission on sale of the 10% Debentures sold through the efforts of a broker dealer and approximately $433,000 of unpaid payroll taxes as of September 30, 2008.

         During the nine months ended September 30, 2008, our cash decreased by $527,402. This decrease consisted of $4,031,875 in cash provided by financing activities which was offset by $4,349,672 of cash used in operating activities and $209,605 of cash used in investing activities.

         Net cash used in operating activities for the nine months ended September 30, 2008 decreased $1,658,844 from the same period in 2007. Included in this change is a decrease in our net loss for the period to $12,495,409, as compared to a net loss of $20,800,657 for the same period in fiscal 2007. The decrease in net cash used in operating activities is also primarily due to a decrease in changes in assets and liabilities which includes restricted cash of $872,820, accounts payable and accrued expenses of $1,392,324. Additionally, the decrease is primarily attributable to the effect of decreased expenses for the nine months ended September 30, 2008 related to non-cash transactions, including the losses associated with derivative liabilities, amortization of prepaid marketing expense, deferred compensation, and fair value of options for services.

         Net cash used in investing activities was $209,605 for the nine months ended September 30, 2008 as compared to net cash used in investing activities of $1,792,086 for the comparable period in 2007. This decrease is attributable to the purchase of servers and other computer equipment for the New Jersey data center during the same period in fiscal 2007. We did not have any comparable purchases during the nine months ended September 30, 2008.

         Net cash provided by financing activities was $4,031,875 for the nine months ended September 30, 2008 as compared to $7,654,284 for the same period in fiscal 2007. During nine months ended September 30, 2008, we received net proceeds of $985,000 from the issuance of our common stock, $1,281,664 from the exercise of stock warrants and options, $50,000 proceeds from issuance of a long term convertible promissory note and $1,758,500 proceeds from issuance of a 10% convertible promissory note. During the nine months ended September 30, 2007, we received proceeds of $3,258,399 from the exercise of stock warrants and options, $4,207,101 of proceeds from issuance of common stock for cash, and $1,325,000 of proceeds from issuance of convertible promissory notes which offset by the $1,150,000 repurchase of shares of our common stock associated with the exercise of a put right by Robinson Reed and $21,480 principal repayments on the 12.5% convertible subordinated promissory debentures and 8% convertible promissory notes.

         We have generated minimal net revenues since inception and our current net revenues are not an adequate source of cash to fund our operating expenses or pay our obligations as they become due. Our sales, general and administrative expenses for the nine months ended September 30, 2008 amounted to approximately $8.1 million and our accounts payable and accrued expenses amounted to approximately $3.1 million. A material amount of the accounts payables are aged. In addition, included in that amount at September 30, 2008 was approximately $433,000 of unpaid payroll taxes. As of the date of this report, we have approximately $495,000 principal amount of the 10% notes that became due in September 2008 and considered in default, the remaining $381,000 of the 10% notes and $2,500,000 of the 8% notes of short term debts becomes due between February 2009 to September 2009 and approximately $41,000 interest payments on our 8% and 10% convertible debentures and short term senior unsecured convertible promissory debentures upon their maturity. We do not currently have the funds necessary to satisfy these obligations. As described elsewhere herein, our ability to satisfy our short-term debt obligations and continue our operations is dependent upon our ability to raise additional capital. There are no assurances we will be successful in our efforts and we could be forced to curtail some or all of our operations. In this event, investors could lose their entire investment in our company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable for a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES.

         Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this report, our President who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our President to allow timely decisions regarding required disclosure.

         Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are a party to litigation in Cole County, Missouri, Case No. 07AC-CC01045, which was filed on November 15, 2007 by a lessor related to an aircraft lease agreement entered into by us in July 2007. This lawsuit arose out of the early termination of the aircraft lease agreement by us. In October 2008, we settled for $100,000 payable in five equal monthly installments.

ITEM 1A. RISK FACTORS.

         Not applicable for a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         Between August 2008 and October 2008 we issued 175,500 shares of our common stock valued at $27,495 to an accredited investor as compensation for public relations services to be rendered to us under the terms of a six month consulting agreement in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         Between August 2008 and October 2008, we issued in aggregate 6,750,000 shares of our common stock to four purchasers and issued those purchasers three year common stock purchase warrants to purchase 6,750,000 shares of our common stock exercisable at a price of $0.20 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We received gross proceeds of approximately $1,080,000. We used the net proceeds for general working capital. The recipients were accredited investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

         In October 2008, we issued 654,119 shares stock to 27 accredited investors in connection with the payment of interest on our 8% promissory notes and 10% convertible debentures. The fair value of such shares issued amounted to approximately $78,000. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         In October 2008 we entered into a note extension agreement with the holders of $196,000 principal amount 10% convertible unsecured promissory debentures whereby the due dates of those notes were extended from September 2008 to maturity dates between August 2009 and September 2009. Additionally, based on these agreements, the current conversion price has been reset to $0.16 and exercise price of warrants related to this note has been reset to $0.20.

ITEM 6.  EXHIBITS.

 No.                               Description
-----                              -----------
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

SPARE BACK UP, INC.

By: /s/ Cery B. Perle                                          November 18, 2008
    -----------------                                          -----------------
    Cery B. Perle                                              Date
    President, Chief Executive Officer and Director
    (principal  executive officer and
    principal financial and accounting officer)