Form 10-K
period 2008-12-31
SPARE BACKUP, INC.
filed 2009-04-15
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM ______TO _______
COMMISSION FILE NUMBER: 0-30587

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

                 72757 Fred Waring Drive, Palm Desert, CA 92260
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer                 [ ]    Accelerated filer             [ ]
Non-accelerated filer (Do not check if  [ ]    Smaller reporting company     [X]
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $24,701,458 on June 30, 2008

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 108,433,262 shares of common stock are issued and outstanding as of April 6, 2009.

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

                                TABLE OF CONTENTS
                                                                        Page No.
                                                                        --------
                                     Part I
Item 1.     Business. ..................................................       4
Item 1A.    Risk Factors ...............................................      13
Item 1B.    Unresolved Staff Comments. .................................      20
Item 2.     Properties. ................................................      20
Item 3.     Legal Proceedings. .........................................      21
Item 4.     Submission of Matters to a Vote of Security Holders. .......      22
                                     Part II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities. .........      22
Item 6.     Selected Financial Data ....................................      24
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation. ........................      24
Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk. ...............................................      36
Item 8.     Financial Statements and Supplementary Data. ...............      36
Item 9.     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure. .......................      36
Item 9A.(T) Controls and Procedures. ...................................      36
Item 9B.    Other Information. ........................................       38
                                    Part III
Item 10.    Directors, Executive Officers and Corporate Governance. ....      39
Item 11.    Executive Compensation. ....................................      42
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters. ............      50
Item 13.    Certain Relationships and Related Transactions,
            and Director Independence. .................................      52
Item 14.    Principal Accountant Fees and Services. ....................      53
                                     Part IV
Item 15.    Exhibits, Financial Statement Schedules. ...................      53

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

         Spare Switch is used by either downloading the software from the Internet or by inserting an installation CD into the old computer. Spare Switch then scans the hard drive and inventories of personal directories, giving the user a detailed report of the documents and other files. From that inventory, the user can then select the exact files that he or she wishes to transfer to the new PC. Spare Switch avoids the need for PC-to-PC transfer cable by compacting, encrypting and then transferring the files via the Internet. Spare Switch's data center can then hold the data for as long as a week, giving the user the flexibility to choose when to download the files to the new PC. The files are downloaded from our secure Spare Switch data center using the Spare Switch CD. Spare Switch uses a 256-bit encryption cipher with non-algorithmic key to ensure that the information is impervious to hackers at every step of the process. Spare Switch pricing is done on a case by case basis per partner.

         Spare Backup software comes with the monthly service and enables users to also back up to local storage devices with or without using the online service.

         Our offers vary depending on partnerships, in some cases we offer new users a free 14-day trial, other could be an allocation of space of 1 gigabyte. Spare Backup services cost $6.99 per month for up to 50 gigabytes of data storage bought directly from the Company, along with annual plans that are available.

         We developed new products and integrated new feature functionality into our Spare Backup(R) software. The new offerings in our Spare line of software products include: Spare Room, Spare Mobile and Spare Sync. Below provide certain information regarding our new line of products and features:

         Spare Room(R) is designed to complement the Spare Backup(R) software. We anticipate to launch this product in the second quarter of fiscal 2009. This is a first step to digital contract management and cloud computing for Spare Backup users. This feature will be distributed and available to our active Spare backup users by downloading and installing the software which will be obtainable in our website. We are currently in the development stage for the last six months on the first version to enhance the feature and functionality of this product.

         The Spare Backup software easily and automatically backs up a user's files from the user's desktop to the Spare Backup's cloud. Once files are stored securely in the cloud, the Spare Room application allows a user to take advantage of a wide range of sharing and social networking tools. The solution allows the user to get the most out of available tools and services on the Internet while providing the security of online backup. Spare Backup is the start, cloud computing and services are the goal.

         The first version of the Spare Room application will include the Spare Room Photo Page where users can manage and share photos as well as photo processing and retouching. Future versions of Spare Room will include additional features beyond photo sharing to include Video, Contact Management, Synchronization, Mobile, and Calendar management. These features will be displayed on the Spare Room Dashboard allowing a user to easily navigate Spare Room and manage their digital data stored in the Spare cloud from a variety of devices.

         Spare Mobile was launched in the beginning of second quarter of fiscal 2008 in a limited beta form with a full version to be expected in the second quarter of fiscal 2009. For the initial phase of Spare Mobile, a user must first have an active Spare Backup account and have access to Spare Room. The downloadable installation will be readily available to anyone who visits and has the Spare Backup software itself, and can be downloaded from the Spare room and the Spare Mobile website. We are currently in the development stage for the last six months on this version along with Spare Room.

         Spare Mobile will provide a user with the ability to backup data and settings from their phone to the Spare cloud without the need to connect the mobile device to a PC via a cable.

         *  Backup will be performed via the users mobile network.

               o  Mobile network usage charges may apply.

         * Backup will capture data stored both on the Mobile devices onboard memory as well as any add on memory devices such as a memory card.

         * Backup will capture all pertinent user data and configuration if feasible.

         * A user will have the ability to configure the frequency that backups occur.

         * The Spare Mobile software will detect files that should be backed up automatically.

               o Users will have the ability to customize which files will be backed up and which will not o A user will have the ability to recover a backed up file(s) to their mobile device.

         * If a user also has a Spare Backup account, the user will have the ability to retrieve mobile files to their desktop PC.

         * Spare Mobile will support the following Mobile device operating systems:

               o  Windows Mobile
               o  Java
               o  RIM
               o  Apples iPhone
               o  Carry specific OS platforms
                  ***NOTE: Due to differences in OS functionality the Spare Mobile application may differ slightly in appearance between each supported OS. The functionality however shall remain static.

         Spare Mobile will work in conjunction with a users Spare Backup and Spare Room accounts. Spare Room will provide an interface for a user to manage their mobile device and the files contained on their mobile device.

         Another feature functionality that we have developed is Spare Sync. In order to take advantage of the synchronization functionality, the user must first possess an active Spare Backup account with Spare Room. Synchronization will be an add on product to a users standard Family Pack account. We are currently in the development stage for the last six months on this feature along with Spare Room and the Spare family of products. Spare Sync is defined as the mirroring or synchronization of content across multiple machines. Spare Backup defines synchronization rules based on file types. A user who chooses to synchronize pictures will synchronize all pictures that exist on two machines. Photos on both machines will be replicated between the two machines so that when the synchronization process is complete the same files will exist on both machines.

         The user will configure their Synchronization preferences from within Spare Room. Each machine that is to be synchronized must have the Spare Backup client software installed and have an active connection to the internet.

         The user will not need to make any configuration changes to their existing Spare Backup client. However the client software will provide the user a link to Spare Room from the client software. If the user chooses this link from within the Spare Backup client software the user will be re-directed to the Spare Room website and automatically logged in.

OUR TARGET CUSTOMERS

         We focus on owners and executives of businesses which do not have an IT (information technology) department that use technology to support their businesses as well as small business users and consumers who desire to secure the redundancy of available files and documents vital to the continuity of their operations, business, or personal information. Since our products and services allow non-technical users to quickly, easily and thoroughly secure and backup their files or data archiving and storage, we believe that our business is uniquely relevant to enabling small companies to succeed using technology. Our products and services also support individual business professionals working in companies of all sizes. Other unique characteristics are additional coding that enables easy to scale infrastructure and support elements. We believe that this characteristic provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support. Spare Backup now has a SMB product directed toward the small to mid-size business with 500 or less computers. The same ease of use that the consumer product is known for the SMB product has with an ease to use administrative dashboard for set up, grouping of departments and storage controls. In fiscal 2008 and 2007, approximately 77% and 61%, respectively, of our total net revenues were primarily attributable to the establishment of an international partner relationship with DSG International focusing in Europe.

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

         Under the terms of the agreement, we are responsible for delivery of the service to Sony's end users as well as providing for training, at our expense, to Sony's technical support personnel. We have indemnified Sony in connection with claims related to our products and service raising from non-performance. The agreement, which may be renewed for successive 12 month terms, may be immediately terminated by Sony in the event we should directly or indirectly defraud Sony, for any misrepresentation or breach of any warranty made by us in the agreement, or in the event of our bankruptcy or insolvency. We have shipped the product in the third and fourth quarter of fiscal 2008.

         In July 2008, we have received a purchase order amounting to $50,000 from VAIO North America, a division of Sony Electronics in connection with our enterprise-level "Corporate Protection Products" in which certain divisions of Sony are now using this custom product. This product focus on enterprise-level solutions, bringing its reliable, automated data storage services to IT managers and business executives at large corporations. This product is now currently being used and all payments has been collected in full.

         During fiscal 2007 and 2008, our marketing efforts were primarily invested in marketing strategies and initiatives such as direct mail, marketing materials, in store promotion and bundling with other services with respect to our ongoing relationship with DSG International.

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

         The initial term of the agreement was 12 months, with provisions for automatic renewals on each anniversary date of the agreement for an additional 12-month term, unless otherwise terminated by either of the parties on 60 days' prior written notice. On February 13, 2008, the parties agreed to renew the agreement for an additional 12 months with DSG emphasizing that is seeking to renegotiate current terms in anticipation of a potential new three-year deal. On November 19, 2008, we have agreed to a two-year extension regarding our online Backup Agreement of February 2007. We have provided DSGI with the right to acquire additional warrants equal to five percent (5%) of Spare Backup's currently outstanding common stock at an exercise price of $0.30 per share provided DSGI meets certain monthly sales targets which start on an average of 20,000 units per month over a 6-month period. Warrants will not be issued if DSGI does not meet the targets. Currently, DSGI has not met its target.

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

         In furtherance of our relationship with DSG International, in October 2007 DSG International has agreed to embed our Spare Backup software in its private label personal computers such as Philips, Advent and EI System's. Our offer will be launched upon the initialization of the new computer, icons and welcome centers and is covered under the terms of the current agreements between the two companies. We anticipate that our software will be available to approximately 1,000,000 customers through this deployment method. Our Spare Backup software are continuously loaded on their private label computers and we keep defining the message to the end users to increase our adoption rates. Additionally, in March 2009, we have entered into an agreement with DSG International to offer Spare Room(R) version incorporated in its Spare Backup(R) subscription service in PC World store locations throughout the UK and in its upcoming launch in Curry's stores.

         On September 17, 2008, we have signed a Master Service Agreement (MSA) with Sony of America (VAIO division). The MSA will serve as the primary agreement whereby all contracts and statements of work ("SOW") will reside under the MSA. Future SOW will include unique terms specific to the project or program.

         On November 5, 2008, we entered into a data storage services agreement with The Carphone Warehouse Limited, a company incorporated under the laws of England and Wales, for purposes of providing data backup services for Carphone's customers. The agreement is for a 12-month term subject to initial renewal periods as elected by the parties. Carphone is obligated to provide its reasonable best efforts to promote the Company's backup service, and Spare Backup designed the data backup service and will create a backup Web site for Carphone. We will invoice Carphone customers directly for all monthly and annual fees and Carphone will be paid in a commission basis.

         In February 2009, we entered into a 1 year agreement with privately held Cydcor whereby Cydcor will market our line of backup services for consumers and small businesses throughout its business to business direct sales network. Cydcor is a market leader in outsourced direct sales with over 3,000 direct sales professionals servicing hundreds of thousands of business clients in North America. Their clients represent some of the brands, covering many different industries, including telecommunications, cable, internet, office products, merchant services and energy. Under the terms of the agreement, Cydcor will offer Spare Backup's business data storage solutions to its network of business clients. Cydcor will be paid in a commission basis on all customer orders that has an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month.

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

RESEARCH AND DEVELOPMENT

         Our products were developed primarily by our employees assisted by contractors in certain specialty areas. We have invested approximately $1.3 million and approximately $2.3 million in research and development during fiscal 2008 and fiscal 2007, respectively.

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

         Our computer and communications infrastructure is located in a leased facility in Arizona. While our infrastructure is fully redundant and Tier 3 rated, our insurance coverage covers lost profits and accordingly we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

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

         o  Customer service and support; and

         o  Pricing.

         Our primary competitors are various Internet-based backup providers broadcasters, such as Connected.com, Livevault, and backup.com, Carbonite and EMC/Mozy. These companies provide services similar to ours and each have to various degrees a market presence. We also compete with providers of traditional backup technologies, such as Veritas and Symantec (swampdrive) (Norton 360).

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

         A non-provisional patent application for the client side technology utilized by Spare Backup was filed in the United States Patent and Trademark Office on June 27, 2006. A non-provisional patent application for the server side technology utilized by Spare Backup was filed in the United States Patent and Trademark Office on August 10, 2006. Both applications are currently pending in the Patent Office and awaiting examination. We are currently looking at expanding our portfolio of intellectual property and we expect to file new applications in the second quarter of fiscal 2009. We are also exploring our abilities to file for patents to include living document functions. The applications we plan to file may fail to result in any patents being issued. Even if one or more of these patents are issued, any patent claims allowed may not be sufficiently broad to protect our technology. In addition, any patents may be challenged, invalidated or circumvented and any right granted thereunder may not provide meaningful protection to us. The failure of any patents may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing any of our intellectual property rights.

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

EMPLOYEES

         As of March 30, 2009 we had 40 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE CONTINUING LOSSES MAY RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS. THE REPORT ON OUR FINANCIAL STATEMENTS FOR FISCAL 2008 CONTAINS AN EXPLANATORY PARAGRAPH REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our net losses for the fiscal years ended December 31, 2008 and 2007 were $15,132,558 and $26,084,897, respectively. We have never generated sufficient revenues to fund our ongoing operations. Our operating losses for fiscal 2008 and fiscal 2007 were $10,625,232 and $18,765,117, respectively, and these losses are primarily attributable to our sales, general and administrative expense. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses, cash used in operations and working capital deficit. Our ability to continue as a going concern is dependent upon our ability to raise additional capital as described below. The financial statements included in this annual report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not able to continue as a going concern.

OUR REVENUES ARE NOT SUFFICIENT TO FUND OUR OPERATING EXPENSES AND WE WILL NEED TO RAISE ADDITIONAL CAPITAL.

         While our operating expenses have decreased approximately 37% for fiscal 2008 over fiscal 2007, we will need to significantly increase our revenues to fund these costs. At December 31, 2008 we had approximately $19,000 of cash on hand and a working capital deficit of approximately $6.86 million. We have raised subsequent to December 31, 2008, approximately $300,000 from the sale of our common stock, and borrowed an aggregate of $803,000 under an 18 month note. The proceeds are being used for working capital purposes. However, our current working capital is not sufficient to pay our operating expenses, our obligations as they become due or certain tax liabilities nor is our working capital sufficient to fund any expansion of our company.

         While we are constantly evaluating our cash needs and existing burn rate in order to make appropriate adjustments in operating expenses, we need to raise additional debt or equity capital to provide funding for ongoing and future operations and to satisfy our obligations as they become due. While we have historically been able to raise capital, the current capital markets are very challenging and there are no assurances that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our products successfully. If we are unable to raise capital as needed, it is possible that we would be required to cease operations in which event you would lose your entire investment in our Company.

WE CANNOT PREDICT OUR FUTURE REVENUES OR WHETHER OUR PRODUCTS WILL BE ACCEPTED. IF THE MARKETS FOR OUR PRODUCTS AND SERVICES DO NOT DEVELOP, OUR FUTURE RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

         Net revenues from the sales of our Spare Backup line of products have been limited and insufficient to fund our ongoing operations. We reported net revenues of $1,381,443 and $260,350, respectively, for the fiscal years ended December 31, 2008 and 2007. While our net revenues significantly increased for fiscal 2008 over fiscal 2007, our net revenues will need to significantly increase if we are to provide cash to fund our operating expenses. We cannot guarantee either that the demand for our Spare Backup line of software products will develop, that such demand will be sustainable or that we will ever effectively compete in our market segment. In addition, we cannot predict what impact, if any, the reduction in discretionary spending will have on future sales of our products. If we are unable to generate any significant net revenues from our products and services our business, operating results, and financial condition in future periods will be materially and adversely affected and we may not be able to continue our business as presently operated, if at all.

WE HAVE APPROXIMATELY $170,000 OF DEBT WHICH IS PRESENTLY PAST DUE AND AN ADDITIONAL $3,121,000 WHICH WILL BECOME DUE DURING 2009 AND WE DO NOT HAVE THE FUNDS NECESSARY TO PAY THESE OBLIGATIONS.

         In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $3,291,000 which are either current past due or which are due in the current fiscal year. Currently, there are $170,000 principal amount of the 10% notes which have already become due in September 2008, $436,000 principal amount of the 10% notes which due dates have been extended between August 2009 and September 2009, the remaining $185,000 of the 10% notes and $2,500,000 of the 8% notes of short term debts becomes due between February 2009 to August 2009. The Company has not redeemed the required monthly redemption beginning in September 2008 in connection with the 10% Convertible Senior Unsecured promissory notes amounting to $170,000. Additionally, there are $1,053,000 principal amount of the 8% long term notes which becomes due between February 2010 and September 2010. Under the terms of various of the short-term notes in the aggregate principal amount of $2,500,000, we have the right to force a conversion of those obligations into equity providing that we have registered the shares of common stock issuable upon such conversions prior to the maturity dates of the notes. We have not filed the requisite registration statement and unless we are successful in extending the maturity dates of these obligations it is not likely we will be able to avail our company of this opportunity before the notes become due. The existence of these obligations provide additional challenges to us in our efforts to raise capital to fund our operations. If we are unable to restructure these notes and we are unable to raise the capital necessary to satisfy the obligations, it is possible we will be forced to cease operations.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL AS NEEDED, OUR CONTINUED OPERATIONS WILL BE ADVERSELY AFFECTED AND THE FUTURE GROWTH OF OUR BUSINESS AND OPERATIONS WILL BE SEVERELY LIMITED.

         Historically, our operations have been financed primarily through the issuance of equity and debt. Because we have a history of losses and have never generated sufficient revenue to fund our ongoing operations, we are dependent on our continued ability to raise working capital through the issuance of equity or debt to fund our present operations. Because our operating expenses have continued to grow and we do not know if our net revenues will grow at a pace sufficient to fund our current operations, the continuation of our operations and any future growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. While the actual amount of our future capital requirements, however, depend on a number of factors, including our ability to grow our net revenues and manage our business, it is likely we will need to raise a significant amount of capital during fiscal 2009 if we are to continue our current operations and satisfy our obligations as they become due. In addition to the challenges facing the capital markets today which make raising equity capital much more difficult for a company such as our than in prior years, the existence of a number of short term notes which are either currently past due or which will become due in 2009, together with the pending litigation facing our company and the piggy-back registration rights we have granted a number of investors serve to also make it harder to raise the capital we need. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. If we are unable to raise additional working capital as needed, our ability to continue our current business will be adversely affected and may be forced to curtail some or all of our operations.

WE ARE DEPENDENT ON OUR RELATIONSHIP WITH DSG INTERNATIONAL FOR A MAJORITY OF OUR REVENUES.

         During 2008 approximately 77% of our net revenues were derived by sales through our relationship with DSG International. While we are materially dependent upon the continued effort of that company to sell our products, we have no control direct control over the efforts of its sales force on our behalf. A reduction in the revenues generated through our relationship with DSG International until such time as we broaden our distribution base to remove this dependence, assuming we are successful in those efforts, will materially adversely affect our results of operations in future periods.

WE ARE PAST DUE IN THE PAYMENT OF PAYROLL TAXES.

         At December 31, 2008 we had $665,000 of accrued but unpaid payroll taxes due the federal government and since that date through March 31, 2009 the amount has increased to $946,000. We do not have the funds necessary to satisfy this obligation. If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Perle, our President, could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid.

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

WE ARE A DEFENDANT IN A NUMBER OF LAWSUITS.

         We are currently a defendant in five separate lawsuits in which the plaintiffs are seeking approximately $1,040,000 together with attorney's fees, costs and prejudgment interest. We are also incurring additional legal fees in our efforts to defend these actions. While we believe our defenses are meritorious in each of these cases, should we not prevail in one or more of the actions we could be forced to pay significant amounts which, given our current cash position and need for working capital, could materially adversely affect our ability to continue as a going concern.

THE EXERCISE OF OUTSTANDING WARRANTS AND THE CONVERSION OF OUTSTANDING NOTES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

         As of April 6, 2009 the following securities which are convertible or exercisable into shares of our common stock were outstanding:

         o common stock purchase warrants to purchase a total of 46,466,879 shares of our common stock at prices ranging between $0.20 to $1.30 per share;

         o 21,468,750 shares of our common stock issuable upon the possible conversion of the outstanding $4,344,000 principal amount 8% and 10% convertible promissory notes due between September 2008 and July 2010, and

         o 21,496,930 shares of our common stock issuable upon exercise of outstanding options with exercise prices ranging from $0.001 to $1.75.

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

BECAUSE WE EXPECT TO CONTINUE TO INCUR NET LOSSES, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS STRATEGY AND THE PRICE OF OUR STOCK MAY DECLINE.

         We have incurred net losses quarterly from inception through December 31, 2008, and at December 31, 2008 we had an accumulated deficit of approximately $89 million. We expect to continue to incur net losses for the foreseeable future absent a significant increase in our revenues, of which there are no assurances. Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional net revenues to be profitable in the future and we may not generate sufficient net revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing our business strategy, we must, among other things:

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

         o  Customer service and support; and

         o  Pricing.

         Our primary competitors are various Internet-based backup providers broadcasters, such as Connected.com, Novastar, Livevault, firstbackup.com, Carbonate, EMC/Mozy and Norton 360 a product of Symantac. These companies provide services similar to ours and each have to various degrees a market presence. We also compete with providers of traditional backup technologies, such as EMC and VERITAS along with CommVault Systems.

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

         In addition, our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common stockholders. In January 2008 we created a series of 50,000 shares of Series A Preferred Stock which carries super voting rights of 400 votes per share which were issued to our CEO as additional compensation. Prior to the issuance of the shares of Series A Preferred Stock to Mr. Perle he controlled the vote of approximately 10% of our outstanding voting securities. As a result of the issuance of these securities, Mr. Perle now controls the vote of approximately 24.7% of our outstanding voting securities. This action was approved by our Board of Directors of which Mr. Perle is a member in accordance with the provisions of our certificate of incorporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

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

ITEM 3.  LEGAL PROCEEDINGS.

         We are a party to a litigation in the Los Angeles Superior Court, Case No. 08E06019, which was filed on May 19, 2008 by Sharf, Woodward & Associate, Inc., a placement agency, for failure to pay commissions for recruitment services. We contend that no commissions were earned because the recruited employees did not successfully complete their probationary period. The vendor is suing for damages of approximately $21,250 with an additional interest rate of 10% per annum from November 19, 2007 plus reasonable attorneys fees. The suit is in its initial stages and the court has already referred the matter to mediation. If the case proceeds, we intend to respond aggressively to the litigation and management believes that there is a low likelihood of an unfavorable outcome.

         We are a party to litigation in the Superior Court California-Riverside County, Case No. INC078707, which was filed on July 19, 2008 by PeopleFind LLC, a placement agency, for failure to pay commissions in connection with recruitment services. We contend that no commissions were earned because the recruited employees did not successfully complete their probationary period. The vendor is suing for damages of approximately $42,350 with an additional interest rate of 6.75% per month. The suit is in its initial stages and the court has already referred the matter to mediation. If the case proceeds, we intend to respond aggressively to the litigation and management believes that there is a low likelihood of an unfavorable outcome.

         We are a party to litigation in the District Court of New Jersey, Civil Action No. 08-cv-5568, which was filed on November 25, 2008 by Sungard Availability Services for failure to pay contract fees in connection with a data center rental agreement. Sungard failed to deliver promised facilities and reliable bandwidth as our customer based are rapidly expanding. The case is in the initial stages. The vendor is suing for damages of approximately $724,000 plus interest, attorneys' fees and all other related fees. If the case proceeds, we intend to respond aggressively to the litigation and management believes that there is a moderate likelihood of an unfavorable outcome.

         In January 2009, we filed a declaratory relief in connection with an investment banking agreement entered into fiscal 2008 against Merriman Curhan Ford & Co. in the Supreme Court of California - County of Riverside Case No. 083346. In February 2009, we received a notice of petition for order compelling arbitration in the Superior Court California- San Francisco County, Case No. CFP 09-509186, which was filed on January 28, 2009 by a placement agent, Merriman Curhan Ford & Co., for failure to pay fees for services associated with an investment banking agreement. The placement agent is seeking for the reimbursement for out of pocket fees of approximately $31,000, payment of notes payable with principal amount of $161,200 and 370,370 shares of the Company. We contend that the agreement was obtained by misrepresentations and concealment and that it is unenforceable and void. If the case proceeds, we intend to respond aggressively to the arbitration and management believes that there is a very low likelihood of an unfavorable outcome.

         We are a party to litigation in the Superior Court California-Orange County, Case No. 00115691, which was filed on December 4, 2008 by Raptor Networks Technology for failure to pay service fees and computer hardware. The vendor is suing for damages of approximately $60,000 and attorney fees. There has been minimal action in this case. The case is in the initial stages and once the case is at issue, we intend to pursue resolution through mediation. Management believes that there is a low likelihood of an unfavorable outcome.

         We are a party to litigation in Cole County, Missouri, Case No. 07AC-CC01045, which was filed on November 15, 2007 by Ozark Management Inc. related to an aircraft lease agreement entered into by us in July 2007. This lawsuit arose out of the early termination of the aircraft lease agreement by us. In January 2009, we formally settled for $100,000 payable in five equal monthly installments. If we fail to make the required payment, Ozark shall have the right to file a motion to enforce this agreement in the Federal District Court for the Western District of Missouri, Central Division. We have made settlement payments for a total amount of $40,000 between February 2009 and March 2009.

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

                                                          HIGH          LOW
                                                        --------     ----------
Fiscal 2007

First quarter ended March 31, 2007 ..................   $   1.07     $    0.50
Second quarter ended June 30, 2007 ..................   $   1.01     $    0.75
Third quarter ended September 30, 2007 ..............   $   0.91     $    0.40
Fourth quarter ended December 31, 2007 ..............   $   0.70     $    0.42

Fiscal 2008

First quarter ended March 31, 2008 ..................   $   0.50     $    0.315
Second quarter ended June 30, 2008 ..................   $   0.40     $    0.23
Third quarter ended September 30, 2008 ..............   $   0.30     $    0.08
Fourth quarter ended December 31, 2008 ..............   $   0.19     $    0.07

Fiscal 2009

First quarter ended March 31, 2009 ..................   $   0.25     $    0.22

         On March 31, 2009, the last sale price of our common stock as reported on the OTCBB was $0.21. As of April 6, 2009, there were approximately 313 record owners of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2008.

                                                                                       NUMBER OF
                                                                                       SECURITIES
                                                                                       REMAINING
                                                   NUMBER OF                         AVAILABLE FOR
                                                 SECURITIES TO                      FUTURE ISSUANCE
                                                BE ISSUED UPON   WEIGHTED AVERAGE     UNDER EQUITY
                                                  EXERCISE OF     EXERCISE PRICE      COMPENSATION
                                                  OUTSTANDING     OF OUTSTANDING    PLANS (EXCLUDING
                                                   OPTIONS,          OPTIONS,          SECURITIES
                                                 WARRANTS AND      WARRANTS AND       REFLECTED IN
                                                  RIGHTS (A)        RIGHTS (B)      COLUMN (A)) (C)
                                                --------------   ----------------   ----------------
Plan category Plans approved by stockholders:
    2002 Stock Option and Stock Award Plan...     19,041,930           $0.29           3,594,046
Plans not approved by stockholders...........           none             n/a                 n/a

         A description of each of these plans is contained later in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November 2008 we issued 58,500 shares of our common stock valued at $7,605 to an accredited investor as compensation for public relations services to be rendered to us under the terms of a consulting agreement in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Between November 2008 and December 2008, we issued in aggregate 2,700,000 shares of our common stock to four purchasers and issued those purchasers three year common stock purchase warrants to purchase 2,700,000 shares of our common stock exercisable at a price of $0.20 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We received gross proceeds of approximately $432,000. We used the net proceeds for general working capital. The recipients were accredited investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

In December 2008, we issued in aggregate of 156,250 shares of our common stock to an accredited investor who was a holder of our 10% debenture in connection with the conversion of $25,000 principal amount of debentures. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

Between January 2009 and March 2009, we issued in aggregate 1,875,000 shares of our common stock to seven purchasers and issued those purchasers three year common stock purchase warrants to purchase 1,875,000 shares of our common stock exercisable at a price of $0.20 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We received gross proceeds of approximately $300,000. We used the net proceeds for general working capital. The recipients were accredited investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

In January 2009, we issued 489,896 shares stock to 20 accredited investors in connection with the payment of interest on our 8% promissory notes and 10% convertible debentures. The fair value of such shares issued amounted to approximately $77,000. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

In March 2009 we issued 100,000 shares of our common stock valued at $24,000 to an accredited investor as compensation for public relations services rendered to us under the terms of a consulting agreement in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March 2009 we issued 400,000 shares of our common stock valued at $88,000 to an accredited investor as compensation for investor relations services rendered to us under the terms of a consulting agreement in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

         We recently expanded our partnership with DSG International. With the new offerings, we launched in fourth quarter of fiscal 2008 our 1 year pre-paid subscription in 169 PC World stores. The product is being positioned at the service counter called "The Tech Guys", next to the computers and hard drives, whereby consumers and store employee can frequently be reminded of the service. The roll out began in November 2008. Management has been in continues effort to go to stores to help merchandise and train the employees, as they start to scorecard our product throughout the DSG International chain, we anticipate that we will expand our sales figures in several key metrics, as minimum numbers are being agreed to be sold per store. Additionally, in March 2009, we have entered into an agreement with DSG International to offer Spare Room(R) version incorporated in its Spare Backup(R) subscription service in PC World store locations throughout the UK and in its upcoming launch in Curry's stores. On

November 19, 2008, we have agreed to a two-year extension regarding our online Backup Agreement of February 2007. We have provided DSGI with the right to acquire additional warrants equal to five percent (5%) of Spare Backup's currently outstanding common stock at an exercise price of $0.30 per share provided DSGI meets certain monthly sales targets which start on an average of 20,000 units per month over a 6-month period. Warrants will not be issued if DSGI does not meet the targets. Currently, DSGI has not met its target.

         During the year ended December 31, 2008, we spent significant resources, both financial and management time, in implementing our distribution model and broadening our partnership relationships the accomplishment of these goals. These costs included approximately $995,498 for sales and marketing advertising and business development expenses as well as approximately $529,000 of travel and travel related expenses, and approximately $806,000 of costs associated with technology service which includes engineering development, software and hardware related to the ongoing provision of our services. During this year we also spent approximately $1,271,000 on research and development. The research and development expenses were primarily related to compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products.

         Going forward in fiscal 2009 we are now seeing results from 2008 from our DSGI launch, as we are seeing significant monthly increases in our subscription revenue business. In the second quarter of fiscal 2009, we are launching in the Curry's chain of stores, and we plan on launching in other countries by third quarter of fiscal 2009. Currys is one of the companies operated by DSGI.

         We are also spending significant time with our new partner Cydcor, which has over 3000 door to door sales people starting to sell our SMB products. In February 2009, we entered into a 1 year marketing agreement with Cydcor Inc. whereby Cydcor will market our services and perform marketing campaigns as it may determine from time to time. Cydcor will be paid in a commission basis on all customer orders that has an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month.

         In 2009 Spare will form its Enterprise division, as we have had a successful launch of its product with Sony Corp.

         Also in second quarter of fiscal 2009, Spare will introduce it new advertising division, which will have the ability to sell or cross market products to it data base of clients. Spare can partner with its exiting clients and or solicit new customers to cross market products based on the end users behavior.

         Subject to the availability of sufficient working capital, while it is likely we will continue to expend research and development costs during the fiscal 2009, we do not presently anticipate that our sales and marketing and related expenses will approach 2008 levels, including with respect to our ongoing relationship with DSG International.

         While not reaching the levels in the fiscal 2007, our sales, general and administrative expenses remain high. Notwithstanding that approximately $4,370,000 of our selling, general and administrative expenses for the year ended December 31, 2008 are non-cash expenses, our net revenues are not sufficient to pay our operating costs and we have historically relied upon the sale of debt and equity securities to fund our business. During the year ended December 31, 2008 we raised approximately $5,200,000 in working capital through the issuance of short and long term notes, the sale of common stock and the exercise of warrants and options. Subsequent to December 31, 2008, we have raised approximately $300,000 from the sale of our common stock, and borrowed an aggregate of $803,000 under an 18 month note.

         Perhaps the greatest challenge facing our company in 2009 is our ability to satisfy our continuing capital needs. We will need to raise significant additional capital during 2009 to fund our operating expenses until such time, if ever, that our revenues are sufficient. In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $3,291,000 which are either current past due or which are due in the current fiscal year. Currently, there are $170,000 principal amount of the 10% notes which have already become due in September 2008, $436,000 principal amount of the 10% notes which due dates have been extended between August 2009 and September 2009, the remaining $185,000 of the 10% notes and $2,500,000 of the 8% notes of short term debts becomes due between February 2009 to August 2009. The Company has not redeemed the required monthly redemption beginning in September 2008 in connection with the 10% Convertible Senior Unsecured promissory notes amounting to $170,000. Additionally, there are $1,053,000 principal amount of the 8% long term notes which becomes due between February 2010 and September 2010.

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

         In addition to these debt obligations, at December 31, 2008, we owe approximately $665,000 of unpaid payroll taxes and we have accrued an additional approximate $281,000 through March 31, 2009.

         We do not have sufficient cash to repay these obligations or past-due taxes and there are no assurances that the holders of our short-term debt will convert prior to the due dates of the obligations. We are also a defendant in a number of lawsuits which are described elsewhere herein in which the various plaintiffs are seeking an aggregate of approximately $1,040,000 in addition to pre-judgment interest and court costs. While we are hopeful that we will prevail in some or all of these pending suits, if we are found liable in any of these actions, in addition to the attorney's fees we are incurring, we will be required to pay the various plaintiffs substantial sums. We also recently settled litigation with another party which requires us to pay $100,000 over five months beginning in January 2009. We have made settlement payments for a total amount of $40,000 between February 2009 and March 2009.

         We do not have any firm commitments for this additional capital and while we have been successful in raising capital in prior years, the current uncertainties, however, in the capital markets which may adversely impact our ability to continue to raise capital during 2009. Although we are optimistic that we will be able to raise additional capital, we are unable at this time, however, to predict the ultimate amount of proceeds we may receive or the timing of those funds. If we are not successful in raising the necessary capital, even if we are successful in extending the due dates of the short-term obligations we may be forced to curtail some or all of our operations and take certain steps to reduce our operating expenses which could adversely impact our ability to expand our business. As described elsewhere herein, there are no assurances we will be able to continue as a going concern in which event you would lose your entire investment in our company.

GOING CONCERN

         We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $89 million since inception through December 31, 2008. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we can offer no assurances that we will be successful in raising working capital as needed particularly in the current economic climate. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

         The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". The Company records revenue when persuasive evidence of an arrangement exists, on-line back-up services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Online back up service fees received in advance are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of December 31, 2008 amounted to $240,436 and will be recognized as revenue over the respective service period.

         Revenue consists of the gross value of billings to clients. The Company reports this revenue gross in accordance with EITF 99-19 because it is responsible for fulfillment of the service, has substantial latitude in setting price and assumes the credit risk for the entire amount of the sale, and it is responsible for the payment of all obligations incurred for sales marketing and commissions.

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

         In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect that the adoption of this provision will have a material impact on its financial position, cash flows or results of operations.

         In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles" which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

         In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

         In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

         In December 2008, the FASB issued FASB Staff Position (FSP) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. This FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2008 ("FISCAL 2008") AS COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2007 ("FISCAL 2007")

NET REVENUES

         Our net revenues increased substantially in the year ended December 31, 2008 from the fiscal year of 2007. These increases in revenues reflects the increased adoption rate of our products by trial users who convert to subscriptions. For the year ended December 31, 2008, approximately 77% of our total net revenues were primarily attributable to the establishment of an international partner relationship with DSG International focusing in Europe. Although we realized net revenues related to the DSG International relationship, a significant portion of such net revenues was not received by us and was applied against amounts we owed to DSG International for marketing expenses which have been satisfied in full in July 2008 and certain percentage of such revenues generated from DSG International partner relationship were paid as sales commissions amounting to approximately $437,000 during fiscal 2008. During the year ended December 31, 2008, approximately $377,000 of net revenues related to the DSG International were used to reduce our outstanding balance owed to DSG International by the corresponding amount. Accordingly, upon satisfaction of our outstanding balance to DSG International, as of December 31, 2008, we have recorded accounts receivable from DSG International amounting to approximately $132,000 primarily related to DSG revenues. In February 2009, we have collected such account receivable.

TOTAL OPERATING EXPENSES

         Our total operating expenses for the year ended December 31, 2008 decreased from fiscal 2007. Our operating expenses included expenses related to research and development and selling, general and administrative expenses. Below provide certain information regarding our operating expenses:

Research and development

         Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. We spent $1,270,776 on research and development expenses for fiscal 2008 as compared to $2,312,573 for fiscal 2007. Research and development expenses represented approximately 11% of our total operating expenses for fiscal 2008 and 12% for same period in 2007. Our research and development expenses for fiscal 2008 include costs associated with continued development of user interfaces and additional products, including version 5.0 of Spare-Backup, a family pack, and our SMB (small to medium business) products, including Workgroup, and reflected increased research and development efforts to successfully meet various deadlines set by our OEM partners. Included in research and development expenses for the year ended December 31, 2008 are non-cash expenses of $196,000 which represents the fair value of stock issued to a key employee in lieu of cash compensation. The decrease in our research and development expenses when compared to the comparable periods in 2007 is primarily attributable to decreased use of consultants for research and development of our product due to lack of working capital. Subject to the availability of sufficient working capital, we anticipate that we will continue to incur research and development expenses in future periods as a result of the addition of new features, the launch of new versions of our products and the expansion of our engineering staff, however we are not able at this time to quantify the amount of such expenditures. In some cases as we develop or co-develop additional services and products, we may from time to time get our partners to contribute funding for some of these projects.

Sales, General, and Administrative Expenses

         For fiscal 2008, our selling, general and administrative expenses were $10,735,899 as compared to $16,712,894 for fiscal 2007, a decrease of $5,976,995, or approximately 36%. Sales, general and administrative expenses represented approximately 89% and 88%, respectively, of our total operating expenses for fiscal 2008 and 2007.

         The following table provide certain information on the approximate amounts of components of our sales, general and administrative expenses for each the fiscal 2008 and fiscal 2007 periods:

                                         THE YEAR ENDED
                                          DECEMBER 31,
                                     ---------------------
                                       2008         2007
                                     ---------   ---------
Sales, marketing, advertising
  and business development .. ..     1,525,000   5,131,000
Employee related costs .........     3,198,000   2,661,000
Technology service .............       806,000   1,412,000
Non-cash expenses ..............     3,654,000   4,810,000
General overhead expenses ......     1,553,000   2,699,000

         o The sales and marketing and advertising and business development expenses decreased approximately 70% in fiscal 2008 to approximately $1,525,000 from approximately $5,131,000 in fiscal 2007. Sales and marketing, advertising and business development expenses which includes costs associated with the various marketing programs discussed earlier as well as travel and travel related expenses associated with our efforts to further develop and broaden our OEM partner base. The decrease in sales and marketing, advertising and business development expenses was primarily attributable to decrease in non cash expenses. For fiscal 2008, non-cash expenses of approximately $238,000, associated with the amortization of the value of a warrant granted to DSG International, Plc. in fiscal 2007 which was fully amortized during the period and stock based expense for marketing services rendered as compared to approximately $1,823,000 for fiscal 2007. In addition, a decreased of approximately $1,523,000 was related to test various marketing programs in the U.K., including collateral materials during the fiscal year 2007 as compared to $0 in the same period in fiscal 2008, as well as decreased travel expenses of approximately $598,000 and advertising expense of approximately $230,000. Travel expenses were approximately $529,000 in fiscal 2008 as compared to approximately $1,128,000 in fiscal 2007, a decrease of approximately 53%.We presently anticipate that travel expenses for fiscal 2009 will be relatively constant or slightly higher with fiscal 2008 as it could vary depending upon our expansion in Europe. While a portion of these expenses during the 2008 periods were one-time expenses such as the non cash expenses describe earlier amounting to approximately $238,000, and we anticipate that we will continue to incur sales, marketing, and commission expenses which are calculated based upon a percentage of the revenue volume generated from DSG International partner relationship during fiscal 2009, we are not able to quantify the amount of such expenses,

         o Employee related costs which includes salaries and employee costs, recruiting expenses, 401k contributions and stock based compensation increased approximately 20% in fiscal 2008 to approximately $3,198,000 from approximately $2,661,000 in fiscal 2007. The increase represents non-cash expenses of $477,000 during fiscal 2008 related to stock-based compensation expense which includes approximately $102,000 attributable to shares issued to our chief executive officer and approximately $162,000 to a key employee who accepted shares of our common stock in lieu of his regular cash compensation as compared to $94,000 during fiscal 2007. This increase is also attributable to regular annual increases in compensation levels of certain of our employees. Subject to the availability of sufficient working capital, we anticipate that we will hire additional software engineers and other staff to support our projected growth. Our offices are in a geographic location which is not tech heavy and we face competition in hiring qualified employees and consultants. Our experience has been that in order to recruit qualified employees we are required to pay recruiting expenses and offer relocation packages. If we are able to hire the personnel we presently deem necessary, our selling, general and administrative expenses will increase although we are presently unable to quantify the amount of projected increase,

         o Technology service which includes engineering development, software and hardware related to the ongoing provision of our services. Technology service decreased $606,000, or approximately 43% to $806,000 for fiscal 2008 from $1,412,000 for fiscal 2007. This decrease is primarily attributable to the engineering development cost to our custom software design for Gateway during fiscal 2007 of approximately $650,000 as compared to $0 for the same period in fiscal 2008. During fiscal 2007, we encountered certain technical issues in the installation of our software on the Gateway platforms which we were unable to correct and had discontinued our efforts with Gateway. We anticipate that these costs will be relatively constant during fiscal 2009 from fiscal 2008 levels and that as we increase the number of paid subscribers our cost per customer for delivering service will be reduced as we spread the expense over a greater number of subscribers,

         o Non-cash expense which includes option expense associated with options granted to our executive officers and other employees for fiscal 2008 and 2007 ($1,846,000 and $3,838,000, respectively), depreciation ($829,000 and
$701,000, respectively) and stock based consulting fees ($980,000 and $270,000, respectively), and

         For fiscal 2008 and fiscal 2007 we recorded non-cash expenses of approximately $829,000 and $701,000, respectively, related to depreciation expenses. The increase is primarily attributable to the purchase of approximately $230,000 of computer equipment and software for the continued expansion of our technological infrastructures as our subscribers increased during fiscal 2008,

         Options expense consists of the fair value of options issued to employees. For fiscal 2008 and fiscal 2007 we recorded non-cash expenses of $1,845,705 and $3,838,404, respectively, related to stock-based compensation expense, which includes approximately $1,084,000 and $3,200,000 attributable to options granted to our executive officers, key employees and directors during fiscal 2008 and 2007, respectively. Stock-based compensation - options represented approximately 15% of our total operating expenses for fiscal 2008 as compared to approximately 20% for fiscal 2007. Under SFAS No. 123(R), which was effective January 1, 2006, companies are now required to measure the compensation costs of share-based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. This decrease is primarily attributable to the decrease in fair values (utilizing the Black Scholes model) at grant dates during fiscal 2008 as compared to fiscal 2007,

         During fiscal 2008 and 2007, we issued stocks, options and warrants to consultants as compensation for business advisory, marketing and public relations services to us. For fiscal 2008 and fiscal 2007 we recorded non-cash expenses of $979,869 and $269,890, respectively, related to stock-based consulting expense. This represented an increase of $709,979, or approximately 263%, from fiscal 2007. The increase was primarily attributable to an increase in use of consultants for investor relations, business development and advisory services during fiscal 2008 as compared to fiscal 2007,

         o Other general overhead expense includes rent, insurance, legal and accounting fees, utilities, and other general operating expenses. The decrease in general overhead expense for fiscal 2008 is primarily attributable to decrease in professional legal and accounting fees of approximately $561,000. The decrease in legal fees is related to decrease litigation matters during fiscal 2008. Additionally, this decrease represents the decrease of approximately $583,000 related to an aircraft lease which was terminated during fiscal 2007.

TOTAL OTHER EXPENSES

         Our total other expenses, net for fiscal 2008 decreased $2,812,454, or approximately 38%, from the same period in fiscal 2007. The non-cash component of our total other expenses for fiscal 2008 was $4,273,119 as compared to $7,556,772 for fiscal 2007, a decrease of approximately 44%. The decrease in total other expenses for fiscal 2008 from fiscal 2007 was primarily attributable to the following:

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES AND DERIVATIVE LIABILITIES
EXPENSE

         Change in fair value of derivative liabilities and derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF

Issue No. 00-19 to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase of approximately $0 and $5.3 million for fiscal 2008 and 2007, respectively, and derivative liability expense of approximately $0 and $334,000 for fiscal 2008 and 2007, respectively has been recognized as other income/expense in those periods. We did not have a comparable other expense during fiscal 2008 due to our having satisfied all of the 8% convertible promissory notes and 12.5% convertible subordinated promissory debentures during fiscal 2007, the terms of which resulted in the application of EITF Issue No. 00-19 to our financial statements, thus eliminating such derivative liabilities.

         While at December 31, 2008 we no longer had any derivative liabilities, we have historically been at a disadvantage in negotiating terms of financing transactions which have resulted in the recognition of these derivative liabilities. We have reassessed at December 31, 2008, the number of authorized but unissued shares and taking into consideration the floorless feature in connection with the redemption provision on the 10% Convertible Senior Unsecured Promissory Debentures and have concluded that our authorized shares is sufficient to satisfy the maximum number of equivalent shares that could be settled in stocks. Accordingly, at December 31, 2008, management has determined that a derivative liability is not necessary.

GAIN FROM LITIGATIION SETTLEMENT

         During fiscal 2007 we settled three ongoing litigation matters which resulted in a one-time net gain of $280,000.

         In January 2008, we executed a mutual release and settlement agreement with a certain vendor. Both parties claim a breach of their obligation under a Master Services Agreement dated in January 2007. We have an outstanding balance of approximately $179,000 which has been included in accounts payable prior to this settlement. Pursuant to this agreement, we settled for $125,000 payable in four monthly equal installments beginning on January 15, 2008 and was released from further claim. We have recognized a gain from debt settlement of approximately $54,000 during fiscal 2008.

         In April 2008, we settled for $18,000 in connection with a settlement demand from plaintiff Creditors Adjustment Bureau, Inc. We were released from further action and have been dismissed from this litigation. During fiscal 2008, this amount was included as a loss/gain from litigation settlement in the accompanying consolidated statements of operations. Based on this settlement, we paid the four equal monthly installments in the amount of $4,500 each beginning May 1, 2008.

FOREIGN CURRENCY GAIN

         Under the terms of our agreement with DSG International we are required to make certain payments in British Pound Sterling. Foreign currency gain of $20,202 and $17,625, respectively, for fiscal 2008 and 2007.

INTEREST EXPENSE

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The increase in interest expense during the 2008 periods when compared to the 2007 periods is primarily attributable to the amortization of the debt discount amounting to $2.6 million associated with the 8% Convertible Subordinated Promissory Debenture and $1.7 million associated with the 10% convertible promissory notes which were sold during fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between December 31, 2008 and December 31, 2007:

                                                         DECEMBER 31,   DECEMBER 31,      $ OF        % OF
                                                           2008 ($)       2007 ($)       CHANGE      CHANGE
                                                         ------------   ------------   -----------   ------
Working capital (deficit) ............................    (6,859,969)   (2,634,060)    (4,225,909)     160%
Cash .................................................        18,946        527,402      (508,456)     -96%
Accounts receivable ............................. ....       132,389              0       132,389      100%
Prepaid marketing expenses ...........................        97,630        181,238       (83,608)     -46%
Total current assets .................................       248,965        708,640      (459,675)     -65%
Property and equipment, net ..........................     1,093,732      1,652,077      (558,345)     -34%
Other assets .........................................        56,985              0        56,985      100%
Total assets .........................................     1,399,682      2,360,717      (961,035)     -41%

Accounts payable and accrued expenses ................     3,499,152      2,878,014       621,138      +22%
8% convertible promissory notes, net - current portion     2,500,000        416,376     2,083,624     +500%
10% convertible promissory notes, net ................       776,008              0       776,008     +100%
Accrued interest on convertible promissory notes .....        78,338         33,310        45,028     +135%
Deferred revenue......................................       240,436              0       240,436     +100%
Due to stockholder ...................................        15,000         15,000             0       n/a
Total current liabilities ............................     7,108,934      3,342,700     3,766,234     +113%
8% convertible promissory notes, net - long term .....       190,321              0       190,321     +100%
Total liabilities ....................................     7,299,255      3,342,700     3,956,555      118%

NM = not meaningful

         We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2008 contains an explanatory paragraph regarding our ability to continue as going concern. While we have raised approximately $5,207,000 during the year ended December 31, 2008, our operations do not generate sufficient cash to pay our operating expenses, especially as DSG International retains a significant portion of revenues generated through that agreement during fiscal 2008. Approximately $377,000 of the total DSG revenues were offset against marketing expenses we owe that company and certain percentage of such revenues amounting to approximately $437,000 generated from DSG International partner relationship were paid as sales commissions to that company out of the total DSG revenues of approximately $1,058,000 during fiscal 2008. In July 2008, we have satisfied the balance due to DSG International. Upon satisfaction of our outstanding balance to DSG International, we have recorded accounts receivable from DSG International amounting to approximately $132,000 primarily related to DSG revenues in fiscal 2008. At December 31, 2008, we had cash on hand of $18,946 and subsequent to that date we have raised an additional $300,000 through the sale of our common stock and borrowed an aggregate of $803,000 under an 18 month note.

         At December 31, 2008, we had a working capital deficiency of approximately $6,860,000 which reflects current assets of $248,965 less current liabilities of $7,108,934. At December 31, 2007 we had a working capital deficit of $2,634,060. Our current assets decreased by $459,675 from December 31, 2007 to December 31, 2008. Included in these changes is an increase of:

         o $132,389 in accounts receivable related to DSG revenues,

         o $621,138 in accounts payable and accrued expenses. Included in our accounts payable and accrued expenses at December 31, 2008 was approximately $398,000 which has been reserved for possible expenses in conjunction with our early termination of an aircraft lease, $100,000 which we have accrued for the possible payment of commission on sale of the 10% Debentures sold through the efforts of a broker dealer and approximately $665,000 of unpaid payroll taxes as of December 31, 2008.

         o $2,083,624 in amounts due under 8% convertible subordinated promissory debentures. During fiscal 2007 we issued and sold new convertible promissory notes aggregating $2,975,000, and recognized interest expense from amortization of its debt discount of $2,558,624 during the year ended December 31, 2008. During the year ended December 31, 2008, eight holders of these notes converted amounting to approximately $475,000 into shares of our common stock. We have a remaining debt discount of $0 as of December 31, 2008,

         o $776,008 in amounts due under 10% convertible subordinated promissory debentures. During the year ended December 31, 2008, we issued and sold new convertible promissory notes aggregating $1,758,500. During the year ended December 31, 2008, the holders of these notes converted earlier issued 10% notes amounting to approximately $845,000 into shares of our common stock pursuant to the terms of the instruments, made principal payment amounting to $62,500 and recognized interest expense from amortization of its debt discount of $1,683,508 during the year ended December 31, 2008. We have a remaining debt discount of $74,992 as of December 31, 2008,

         o $78,338 of accrued interest under the 8% and 10% convertible promissory debentures. During fiscal 2008, we issued 1,210,976 shares in connection with the payment of interest on the 8% and 10% convertible promissory notes. In January 2009, we issued 489,896 shares in connection with the payment of accrued interest as of December 31, 2008 on the 8% and 10% convertible promissory notes.

         These increases were offset by decreases of:

         o $508,456 in cash which we used for general working capital,

         o $83,608 in prepaid marketing expenses which represents the value of the warrant we issued to DSG International Plc which were fully amortized during the year ended December 31, 2008 and prepaid commissions paid to DSG which will be amortized over a year,

         During the year ended December 31, 2008, our total long term liabilities increased by $190,321. In February 2008 we issued and sold new convertible promissory note of $250,000, and recognized interest expense from amortization of its debt discount of $11,846 during the year ended December 31, 2008.

         During the year ended December 31, 2008, our cash decreased by $508,456. This decrease consisted of $5,107,086 in cash provided by financing activities which was offset by $5,345,079 of cash used in operating activities and $270,463 of cash used in investing activities.

         Net cash used in operating activities for the year ended December 31, 2008 decreased $3,182,788 from the same period in 2007. Included in this change is a decrease in our net loss for the period to $15,132,558, as compared to a net loss of $26,084,897 for the same period in fiscal 2007. The decrease in net cash used in operating activities is also primarily due to a decrease in changes in assets and liabilities which includes restricted cash of $872,820, accounts payable and accrued expenses of $1,439,699. Additionally, the decrease is primarily attributable to the effect of decreased expenses for fiscal 2008 related to non-cash transactions, including the losses associated with derivative liabilities, amortization of prepaid marketing expense, deferred compensation, and fair value of options and warrants for services.

         Net cash used in investing activities was $270,463 for fiscal 2008 as compared to net cash used in investing activities of $1,849,731 for fiscal 2007. This change is attributable to the purchase of servers and other computer equipment for the New Jersey data center during fiscal 2007. We did not have any comparable purchases during fiscal 2008.

         Net cash provided by financing activities was $5,107,086 for fiscal 2008 as compared to $10,758,682 for fiscal 2007. During fiscal 2008, we received net proceeds of $1,917,000 from the issuance of our common stock, $1,281,664 from the exercise of stock warrants and options, and $2,008,500 proceeds from issuance of convertible promissory notes. During fiscal 2007, we received net proceeds of $4,207,101 from the issuance of our common stock, $3,423,061 from the exercise of stock warrants and options, and $4,300,000 proceeds from issuance of convertible promissory notes which was offset by the $1,250,000 (less $100,000 previously paid) repurchase of shares of our common stock associated with the exercise of a put right by Robinson Reed, Inc. and $21,480 principal repayments on the 12.5% subordinated convertible promissory debentures and 8% convertible promissory notes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our financial statements are contained in pages F-1 through F-34, which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for us. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

         Our management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our CEO who also serves as our principal financial and accounting officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

         Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

         Based on this assessment, our management has concluded that as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

         This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

         In November 2008 we issued 58,500 shares of our common stock valued at $7,605 to an accredited investor as compensation for public relations services to be rendered to us under the terms of a consulting agreement in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         Between November 2008 and December 2008, we issued in aggregate 2,700,000 shares of our common stock to four purchasers and issued those purchasers three year common stock purchase warrants to purchase 2,700,000 shares of our common stock exercisable at a price of $0.20 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We received gross proceeds of approximately $432,000. We used the net proceeds for general working capital. The recipients were accredited investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

         In December 2008, we issued in aggregate of 156,250 shares of our common stock to an accredited investor who was a holder of our 10% debenture in connection with the conversion of $25,000 principal amount of debentures. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

         Between January 2009 and March 2009, we issued in aggregate 1,875,000 shares of our common stock to eight purchasers and issued those purchasers three year common stock purchase warrants to purchase 1,875,000 shares of our common stock exercisable at a price of $0.20 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We received gross proceeds of approximately $300,000. We used the net proceeds for general working capital. The recipients were accredited investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

         In January 2009, we issued 489,896 shares stock to 20 accredited investors in connection with the payment of interest on our 8% promissory notes and 10% convertible debentures. The fair value of such shares issued amounted to approximately $77,000. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

         In March 2009 we issued 100,000 shares of our common stock valued at $24,000 to an accredited investor as compensation for public relations services rendered to us under the terms of a consulting agreement in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         In March 2009 we issued 400,000 shares of our common stock valued at $88,000 to an accredited investor as compensation for investor relations services rendered to us under the terms of a consulting agreement in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

         The following individuals serve as our executive officers and members of our Board of Directors:

NAME                     AGE         POSITIONS
----                     ---         ---------
Cery B. Perle             46         Chief Executive Officer,
                                     President and Chairman of the Board
Edward Hagan              35         Secretary and Director
Robert Binkelle           45         Director

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

         ROBERT BINKELLE. Mr. Binkelle is the founder and CEO of The Estate Planning Team, Inc., a company that has grown to service over 2200 securities advisors, CPA's, attorneys and other professionals nationwide with tax strategies, estate and pension planning. Mr. Binkelle is the Indian Wells, CA wealth manager for J.P. Turner & Company, LLC. a national full service registered broker dealer. Mr. Binkelle has participated in many public offerings, and has become very knowledgeable in high tech and medical companies and is well versed in the financial needs of small emerging growth companies and the means to satisfy them. Prior to joining Atlanta based J.P. Turner & Company, Mr. Binkelle was a wealth manager with Brook Street Securities and Raymond James Financial Services Inc., a highly regarded national brokerage based in St. Petersburg, FL. Prior to Raymond James Financial Services, Mr. Binkelle was an Academic All American football player for the University of Utah where he majored in finance. Mr. Binkelle continued his football career as a professional football player for the San Francisco Forty-Niners during 1985 and 1986.

         There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

KEY EMPLOYEES

         Following is biographical information on those persons whom we consider key employees of our company:

NAME                AGE         TITLE
----                ---         -----
Ivor Newman          44         Vice President of Operations
Darryl Adams         34         Director of Software Operations

         IVOR A. NEWMAN. Mr. Newman, 44, has served as Vice President of Operations of our Spare Backup subsidiary since May 2006. Mr. Newman has over 20 years of program management and product marketing experience. Prior to joining Spare Backup, from November 1999 to May 2006, Mr. Newman was the Worldwide cross line of business (X-Lob) Program Manager for Dell Inc. where he was responsible for the successful creation and implementation of global services programs. Mr. Newman joined Dell in 1999 and was intimately involved with the global services division.

         DARRYL ADAMS. Mr. Adams, 34, has served as our Director of Software Operations since October 2006. Mr. Adams is experienced in software development. Prior to joining our company, from March 2003 until October 2006 he was employed by Automated Trading Desk, LLC, a South Carolina based high-tech brokerage and market maker that applies sophisticated algorithmic methods to equities trading, as a team member responsible for implementation and analysis of various stock price prediction engines. From December 2001 to March 2003 he operated Cinderblock Inc., a North Carolina-based consulting firm that he founded which provided custom software solutions for technology companies and from September 1999 to October 2001 he was employed by ClickRadio, Inc., a provider of Internet based music entertainment software, where he participate in the development of software elements and was responsible for client configuration management and build processes needed to release software and upgrades to the public. Mr. Adams received a B.S. with honors in mathematics from the College of Charleston.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2008 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2008, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the above Board members failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2008, except as set forth below:

         During 2008, Mr. Cery Perle did not timely file on three occasions reporting:

         o  The receipt of an option grant for 100,000 shares of common stock,

         o The gift of 100,000 shares to trusts held for the benefit of his child,

         o The gift of 100,000 shares to trusts held for the benefit of his child.

         During 2008, Mr. Edward Hagan did not timely file on three occasions reporting:

         o  The purchase of 187,500 shares,

         o The gift of 969,000 shares to trusts held for the benefit of his trust,

         o The gift of 344,000 shares to trusts held for the benefit of his wife.

         During 2008, Mr. Robert Binkelle did not timely file on one occasion reporting:

         o  The receipt of a warrant grant for 250,000 shares of common stock,

Mr. Perle, Mr. Hagan and Mr. Binkelle have not filed the delinquent reports.

CODE OF BUSINESS CONDUCT AND ETHICS

         We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment. Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

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

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation recorded by us in the last completed fiscal year for

         o our principal executive officer or other individual serving in a similar capacity,

         o our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2008 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. In the case of our company this includes two key employees of our company, and

         o up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2008.

         For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with FAS 123R.

                                              SUMMARY COMPENSATION TABLE
                                              --------------------------
                                                               NON-EQUITY     NONQUALIFIED       ALL
NAME AND                                  STOCK    OPTION    INCENTIVE PLAN     DEFERRED        OTHER
PRINCIPAL             SALARY    BONUS    AWARDS    AWARDS     COMPENSATION    COMPENSATION   COMPENSATION     TOTAL
POSITION       YEAR     ($)      ($)       ($)       ($)          ($)         EARNINGS ($)       ($)           ($)
   (A)          (B)     (C)      (D)       (E)       (F)          (G)             (H)            (I)           (J)
------------   ----   -------   ------   -------   -------   --------------   ------------   ------------   ---------
Cery Perle     2008   269,923        0   101,160   603,810                0              0        195,073   1,169,966
(1)            2007   245,989        0    33,401   468,000                0              0        204,696     952,086

Ivor Newman    2008    98,963        0   161,735    31,810                0              0         16,011     308,519
(2)            2007   180,000   15,800    17,190   250,000                0              0         14,679     477,669

Darryl Adams   2008   156,750        0   138,326   200,137                0              0          4,189     499,402
(3)            2007   246,429        0    17,602   561,000                0              0         34,734     859,765

(1) Mr. Perle has served as our president and CEO since February 2004. During 2008 in addition to his salary, Mr. Perle's compensation included stock awards of 353,180 shares of our common stock which were valued at $101,160, and option awards to purchase a total of 2,600,000 shares of our common stock at an exercise prices ranging from $0.11 to $0.30 per share which were valued at $603,810. Other compensation for fiscal 2008 included $25,000 of payment of unused vacation pay, $96,967 for payment of personal expenses, $10,123 for payment of health, dental and life insurance and $62,983 for automobile expense. For fiscal 2007 in addition to his salary, Mr. Perle's compensation included stock awards of 22,335 shares of our common stock which were valued at $13,401, stock award of 1,000,000 shares of our common stock as a result of a cashless exercise valued at $20,000, and option awards to purchase a total of 700,000 shares of our common stock at an exercise prices ranging from $0.44 to $0.93 per share which were valued at $468,000. Other compensation for fiscal 2007 included $45,000 of payment of unused vacation and sick pay, $50,193 for payment of personal expenses, $40,801 for payment of health, dental and life insurance and $68,702 for automobile expense.

(2) Mr. Newman has served as our Vice President of Operations since May 2006. In addition to his salary, Mr. Newman's fiscal 2008 compensation included stock awards of 804,639 shares of our common stock which were valued at $161,735 and option awards to purchase a total of 200,000 shares of our common stock at an exercise prices ranging from $0.11 to $0.30 per share which were valued at $31,810. Other compensation for fiscal 2008 included $16,011 for payment of health and dental insurance. For fiscal 2007 Mr. Newman's compensation included stock awards of 28,650 shares of our common stock which were valued at $17,190 and option awards to purchase a total of 500,000 shares of our common stock at an exercise prices ranging from $0.44 to $0.93 per share which were valued at $250,000. Other compensation for fiscal 2007 included $14,679 for payment of health and dental insurance.

(3) Mr. Adams has served as our Director of Software Operations since October 2006. In addition to his salary, Mr. Adams' fiscal 2008 compensation included stock awards of 351,848 shares of our common stock which were valued at $138,326 and option awards to purchase a total of 1,504,018 shares of our common stock at an exercise prices ranging from $0.01 to $0.30 per share which were valued at $200,137. Other compensation for fiscal 2008 included $4,189 for payment of health and dental insurance. In addition to his salary, Mr. Adams' fiscal 2007 compensation included stock awards of 29,337 shares of our common stock which were valued at $17,602 and option awards to purchase a total of 1,100,000 shares of our common stock at an exercise prices ranging from $0.48 to $0.51 per share which were valued at $561,000. Other compensation for fiscal 2007 included $3,532 for payment of health and dental insurance, $11,567 for automobile expense and $19,635 for temporary housing expenses.

EMPLOYMENT AGREEMENTS AND NARRATIVE REGARDING EXECUTIVE COMPENSATION

Employment Agreement with Cery Perle

         On January 1, 2003 we entered into a two-year employment agreement with Mr. Cery B. Perle to serve as our president. The agreement automatically renews for an additional two-year term upon its expiration, with a 10% increase in his base salary annually. In January 2009, the agreement automatically renews for an additional three-year term. Under the terms of this agreement, we currently pay Mr. Perle an annual base salary of $300,000. We initially granted him an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.01 per share as additional compensation. This option vested ratably over the two-year term of the agreement. Upon the renewal of the agreement in January 2006 we granted him options to purchase an additional 2,000,000 shares of common stock with an exercise price of $0.45 per share, which vest ratably over a 24-month period. During fiscal 2008 as additional compensation approved by our Board of Directors of which he is a member we issued him 353,180 shares of our common stock which were valued at $101,160, and granted him options to purchase a total of 2,600,000 shares of our common stock at an exercise prices ranging from $0.11 to $0.30 per share which were valued at $603,810. In addition, during fiscal 2008 we paid him certain additional compensation set forth in the foregoing table which was approved by our Board of Directors. During fiscal 2007 we issued him 22,335 shares of our common stock which were valued at $13,401, 1,000,000 shares of our common stock as a result of a cashless exercise valued at $20,000, and granted options to purchase a total of 700,000 shares of our common stock at an exercise prices ranging from $0.44 to $0.93 per share which were valued at $468,000. These issuances of securities and the additional compensation paid to him in 2007 as described in the foregoing table were approved by our Board of Directors. The agreement also provides for an automobile allowance which is presently $5,000 per month, paid vacation, fringe benefits commensurate with his duties and responsibilities and benefits in the event of disability, as well as containing certain non-disclosure and non-competition provisions. Under the terms of the agreement, we may terminate Mr. Perle's employment either with or without cause. If the agreement is terminated by us without good cause, or by Mr. Perle with cause, we would be obligated to pay him his base salary though the end of the term of the agreement, continue his benefits through the end of the term and all options would continue to vest during the remaining period of the term. To the extent that Mr. Perle is terminated for cause, or he voluntarily resigns, no severance benefits will be paid.

How Mr. Newman's compensation was determined

         On April 26, 2006, we entered into an employment agreement with Mr. Newman to serve as our Vice President of Operations. Under the terms of this agreement, Mr. Newman's base salary was $156,000. We currently pay Mr. Newman an annual base salary of $180,000. We initially granted him an option to purchase 350,000 shares of our common stock at an exercise price of $0.40 per share as additional compensation. This option vested ratably over the two-year term of the agreement. Mr. Newman's employment with the company is "at will" basis.

How Mr. Adams's compensation was determined

         On September 20, 2006, we entered into an employment agreement with Mr. Adams to serve as our Director of Software Operations. Under the terms of this agreement, Mr. Adam's base salary is $260,000. In addition, Mr. Adams will receive a guaranteed bonus of $80,000 whereby Mr. Adams has an option of accepting bonus payment in cash or stocks. We currently pay Mr. Adam an annual base salary of $260,000. We initially granted him an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.51 per share as additional compensation. This option vested ratably over the two-year term of the agreement. Mr. Adams orally agreed to accept stock options as payment of bonus during fiscal 2007 and 2008. Mr. Adam's employment with the company is "at will" basis.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

                               OPTION AWARDS                                            STOCK AWARDS
         --------------------------------------------------------------  -------------------------------------------
                                                                                                          Equity
                                                                                                          incentive
                                                                                   Market    Equity       plan
                                                                         Number    value     incentive    awards:
                                                                         of        of        plan         Market or
                                     Equity                              shares    shares    awards:      payout
                                     incentive                           or        or        Number of    value of
                                     plan awards:                        units     units     unearned     unearned
         Number of    Number of      Number of                           of        of        shares,      shares,
         securities   securities     securities                          stock     stock     units or     units or
         underlying   underlying     underlying                          that      that      other        other
         unexercised  unexercised    unexercised   Option                have      have      rights       rights
         options      options        unearned      exercise  Option      not       not       that have    that have
         (#)          (#)            options       price     expiration  vested    vested    not vested   not vested
Name     exercisable  unexercisable  (#)           ($)       date        (#)       ($)       (#)          (#)
(a)      (b)          (c)            (d)           (e)       (f)         (g)       (h)       (i)          (j)
-------  -----------  -------------  ------------  --------  ----------  -------   -------   ----------   ----------
Cery B.      100,000                                   0.30    03/21/10
Perle        500,000                                   0.30    06/30/10
           2,000,000                                   0.30    01/14/11
             500,000                                   0.30    05/31/11
             118,000                                   0.30    07/26/11
              50,000                                   0.30    10/12/11
             100,000                                   0.30    01/09/12
             500,000                                   0.30    04/05/12
             100,000                                   0.30    09/26/12
           1,000,000      1,000,000                    0.30    01/16/13
             500,000                                   0.30    03/26/13
             100,000                                   0.11    10/15/13

Ivor         100,000                                   0.30    07/27/11
Newman       350,000                                   0.30    08/01/11
             200,000                                   0.30     8/23/11
              50,000                                   0.30    10/13/11
             100,000                                   0.30    01/09/12
             100,000                                   0.30    05/04/12
             100,000                                   0.30    06/21/12
             100,000                                   0.30    09/13/12
             100,000                                   0.30    10/19/12
             100,000                                   0.30    01/18/13
             100,000                                   0.11    10/15/13

Darryl     1,000,000                                   0.30    01/05/12
Adams        100,000                                   0.30    09/26/12
              25,000                                   0.30    01/18/13
             713,478                                   0.01    09/22/13
             128,788                                   0.01    10/01/13
             108,974                                   0.01    10/15/13
             100,000                                   0.11    10/15/13
              88,542                                   0.01    10/31/13
             118,056                                   0.01    11/15/13
             221,180                                   0.01    12/31/13

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

         During fiscal 2008 we granted options to purchase an aggregate of 9,241,270 shares of our common stock at exercise prices ranging from $0.01 to $0.48 per share to our executive officers, directors, employees and consultants. At each of December 31, 2008 and April 6, 2009 we had 3,594,046 shares and 1,139,046 shares, respectively, available for grant under the plan.

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

DIRECTOR COMPENSATION

         Our Board of Directors is comprised of Messrs. Perle, Binkelle and Hagan. Mr. Perle, who is also an executive officer of our company, does not receive any compensation specifically for his Board services. The following table provides information concerning the compensation of Messrs. Hagan, Binkelle and Galterio for services as members of our Board of Directors for fiscal 2008. The value attributable to any option awards is computed in accordance with FAS 123R.

                                        DIRECTOR COMPENSATION
                                        ---------------------
                                    Warrant    Non-equity
                 Fees                and       incentive     Nonqualified
               earned or   Stock    Option        plan         deferred      All other
                paid in    awards   awards    compensation   compensation   compensation    Total
    Name       cash ($)     ($)       ($)         ($)        earnings ($)        ($)         ($)
     (a)          (b)       (c)       (d)         (e)             (f)            (g)         (h)
------------   ---------   ------   -------   ------------   ------------   ------------   -------
Edward L.              0        0    57,500              0              0              0    57,500
Hagan (1)

Richard                0        0   115,000              0              0              0   115,000
Galterio (2)

Robert                 0        0    60,350              0              0              0    60,350
Binkelle (3)

(1) Represents the value of options to purchase 250,000 shares of our common stock with an exercise price of $0.32 per share.

(2) Represents the value of options to purchase 500,000 shares of our common stock with an exercise price of $0.32 per share.

(3) Represents the value of warrants to purchase 500,000 shares of our common stock with an exercise price of $0.13 per share.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At April 6, 2009 we had 108,433,262 shares of common stock and 50,000 shares of Series A Preferred Stock issued and outstanding. Each share of common stock entitles the holder to one vote and each share of Series A Preferred Stock entitles the holder to 400 votes at any meeting of our stockholders and the shares of common stock and Series A Preferred Stock vote together on all matters submitted to a vote of our stockholders.

         The following table sets forth information known to us as of April 6, 2009 relating to the beneficial ownership of shares of our voting securities by:

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

                                              AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                       ------------------------------------------------------
                                             COMMON STOCK           SERIES A PREFERRED STOCK
                                       -------------------------    -------------------------    % OF
             NAME                      # OF SHARES    % OF CLASS    # OF SHARES    % OF CLASS    VOTE
-----------------------------------    -----------    ----------    -----------    ----------    -----
Cery B. Perle (1) .................     13,486,668         11.5%         50,000          100%    24.7%
Edward L. Hagan (2) ...............      2,789,025          2.5%              0           n/a     2.1%
Robert Binkelle (3) ...............        599,487           *                0           n/a      *
Ivor Newman (4) ...................      1,400,000          1.3%              0           n/a     1.0%
Darryl Adams (5) ..................      2,624,018          2.4%              0           n/a     2.0%
All named executive officers and
directors as a group (five persons)
(1),(2),(3),(4) and (5) ...........     20,899,198         17.1%         50,000          100%    29.0%
Gimmel Partners, LP (6) ...........     19,545,378         15.6%              0           n/a    13.5%

* represents less than 1%

(1) The number of shares beneficially owned by Mr. Perle includes:

   o a total of 7,502,002 shares of our common stock which are presently outstanding, including 1,077,502 shares held by Mr. Perle, 4,000,000 shares held by a trust for his benefit, 924,500 shares held in trust for his minor children, and 1,500,000 shares of common stock held by Preston & Price, S.A., over which Mr. Perle can exercise voting rights,

   o options to purchase 5,884,666 shares of common stock with an exercise price of $0.30 per share, and

   o options to purchase 100,000 shares of common stock with an exercise price of $0.11 per share.

   The number of shares of common stock beneficially owned by Mr. Perle excludes 583,334 shares underlying options exercisable at $0.30 per share which have not yet vested.

(2) The number of shares beneficially owned by Mr. Hagan includes:

   o  37,500 shares of our common stock which owned by him,

   o 1,119,000 shares of our common stock held in trust over which he has voting and dispositive control,

   o  244,000 shares of our common stock held by his wife Stephanie,

   o  100,000 shares of our common stock as custodian for his child,

   o 312,000 shares of our common stock held as custodian for the benefit of minor children, and

   o options to purchase 976,525 shares of our common stock with an $0.30 per share.

(3) The number of shares beneficially owned by Mr. Binkelle includes:

   o  99,487 shares of our common stock which are presently outstanding, and

   o 500,000 shares of our common stock underlying warrants exercisable at $0.13 per share.

(4) The number of shares beneficially owned by Mr. Newman includes: o 1,300,000 shares of our common stock underlying options exercisable at $0.30 per share, and

   o 100,000 shares of our common stock underlying options exercisable at $0.11 per share,

(5) The number of shares beneficially owned by Mr. Adams includes:

   o  20,000 shares of our common stock which are presently outstanding,

   o 1,125,000 shares of our common stock underlying options exercisable at $0.30 per share; and

   o 1,379,018 shares of our common stock underlying options exercisable at $0.01 per share.

   o 100,000 shares of our common stock underlying options exercisable at $0.11 per share.

(6) The number of shares beneficially owned by Gimmel Partners, LP includes:

   o  3,537,797 shares of our common stock which are presently outstanding,

   o 3,636,364 shares of our common stock underlying warrants exercisable at $0.25 per share,

   o 454,550 shares of our common stock underlying warrants exercisable at $1.00 per share,

   o 666,667 shares of our common stock underlying warrants exercisable at $0.25 per share,

   o 10,000,000 shares of our common stock underlying an 8% convertible note in the principal amount of $2,500,000 due August 2009 which is convertible at $0.25 per share; and

   o 1,250,000 shares of our common stock underlying a 10% convertible note in the principal amount of $200,000 due September 2009 which is convertible at $0.16 per share.

   The address for Gimmel Partners, LP is 767 Third Avenue, 6th Floor, New York, New York 10017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         Mr. Perle, our CEO, has made an available home owned by him for our use as temporary housing for new employees at monthly rental costs which we believe are below market. During each of these years we used this home for approximately 70% of the year. We reimburse each of Mr. Perle for the actual mortgage payment and pay ordinary operating expenses associated with such home including utilities, maintenance and insurance. During fiscal 2008 and 2007 we made rental payments to Mr. Perle of $40,200 and $12,500, respectively.

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

         o so long as the shares are outstanding we have agreed not to alter or change the rights of the security in a manner which would adversely affect the Series A Preferred Stock, or take any action which would result in the taxation of the holder under Section 305 of the Internal Revenue Code

         Prior to the issuance of the shares of Series A Preferred Stock to Mr. Perle, he controlled the vote of approximately 10% of our outstanding voting securities. As a result of the issuance of these securities, Mr. Perle presently controls the vote of approximately 24.7% of our outstanding voting securities. These actions were approved by our Board of Directors of which Mr. Perle is a member.

DIRECTOR INDEPENDENCE

         Messrs. Hagan and Binkelle are "independent" within the meaning of Marketplace Rule 4200 of the NASDAQ Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2008 and fiscal 2007. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2008 and fiscal 2007.

                                      FISCAL 2008     FISCAL 2007
                                      -----------     -----------
         Audit Fees ...............      $ 67,500        $ 60,000
         Audit-Related Fees .......             0               0
         Tax Fees .................             0          12,000
         All Other Fees ...........             0               0
                                      -----------     -----------
                          Total ...      $ 67,500        $ 72,000

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2008 were pre-approved by the entire Board of Directors.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.6 Certificate of Ownership merging Spare Backup, Inc. into Newport International Group, Inc. (19)
3.7    Certificate of designations, rights and preferences of Series A
       Preferred Stock (23)
4.1 Form of Investor Warrant to Purchase Common Stock issued with 8% promissory note (12)
4.2    Form of Common Stock Purchase Warrant issued with 10% secured note (12)
4.3 Form of Common Stock Purchase Warrant issued to Robinson Reed Inc. and First Capital Holdings International, Inc.(11)
4.4    Form of $0.75 Investor Warrant (11)
4.5 Common stock purchase warrant issued March 31, 2005 to purchase 256,667 shares of common stock issued to Jenelle Fontes (10)
4.6 Common stock purchase warrant issued March 31, 2005 to purchase 280,000 shares of common stock issued to Curtis Lawler (10)
4.7    Form of $1.30 common stock purchase warrant (13)
4.8 Form of common stock purchase warrant issued to Langley Park Investment Trust, PLC (16)
4.9 Form of placement agent warrant issued to Brookstreet Securities Corporation (20)
4.10   Option to Purchase Common Stock issued to Wolfe Axlerod Weinberger (20)
4.11   Option to Purchase Common Stock issued to The Sterling Group (20)
4.12   Form of warrant issued to DSG Plc.(24)
10.1   2002 Stock Option and Stock Award Plan (15)
10.2   Lease for principal executive offices (24)
10.3   Stock Purchase Agreement with Langley Park Investment Trust PLC (9)
10.4   Employment Agreement with Cery B. Perle (11)
10.5   Common Stock and Warrant Purchase Agreement dated as of August 27, 2004
       (9)
10.6   Registration Rights Agreement dated as of August 27, 2004 (9)
10.7 Amendment No. 1 to Common Stock and Warrant Purchase Agreement dated as of November 2, 2004 (9)
10.8 Settlement Agreement and Release between Newport International Group, Inc., Robinson Reed, Inc., First Capital Holdings International, Inc., Continental Blue Limited and E-Holdings, Inc. (11)
10.9   Supplier Agreement with CompUSA (12)
10.10 Form of Settlement Agreement between Newport International Group, Inc, Robinson Reed, Inc. and First Capital Holdings International, Inc. (14)
10.11  Amendment No. 1 to the 2002 Stock Option and Stock Award Plan (6)
10.12  Form of Repurchase Agreement with Langley Park Investment Trust PLC (16)
10.13 Form of Amendment to Escrow Agreement with Langley Park Investment Trust PLC (16)
10.14  Amendment No. 2 to the 2002 Stock Option and Stock Award Plan (17)
10.15 Customer Technical Support Services Agreement with Circuit City Stores, Inc. (18)
10.16 Standard Services Agreement and Statement of Work with Hewlett-Packard Company (20)
10.17 Finder's Agreement dated February 5, 2007 between Spare Backup, Inc. and Skyebanc, Inc. (21)
10.18 Agreement Regarding Put Option dated as of May 8, 2007 by and among Spare Backup, Inc., Robinson Reed, Inc. and First Capital Holdings International, Inc. (22)
10.19  Software License and Distribution Agreement with Gateway Companies, Inc.
       (22) Portions of this agreement have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.
10.20 Data Storage Services Agreement dated February 2, 2007 between DSG Retail and Spare Backup, Inc. (24) Portions of this agreement have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.
14.1 Code of Business Conduct and Ethics and Code of Ethics for the Chief Executive Officer and Senior Financial Officers (11)
21.1   Subsidiaries of the registrant (11)
23.1   Consent of Sherb & Co., LLP *
31.1   Section 302 Certificate of Chief Executive Officer *
31.2   Section 302 Certificate of principal accounting and financial officer *
32.1 Section 906 Certificate of Chief Executive Officer and principal financial and accounting officer *

* filed herewith

(1) Incorporated by reference to the Quarterly Report on Form 10-QSB as filed with the SEC on May 10, 2000.
(2) Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on February 5, 2001.
(3) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 6, 2000.
(4) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 13, 2004.
(5)    Incorporated by reference to the definitive Information Statement on
       Schedule 14C as filed with the SEC on November 14, 2003.
(6) Incorporated by reference to the registration statement on Form S-8 as filed with the SEC on August 8, 2004.
(7)    Intentionally omitted.
(8) Incorporated by reference to the quarterly report on Form 10-QSB for the three and six months ended June 30, 2004.
(9) Incorporated by reference to the Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2004.
(10) Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on May 5, 2005.
(11) Incorporated by reference to the registration statement on Form SB-2, as amended, file number 333-123096, as declared effective on May 19, 2005.
(12) Incorporated by reference to the Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2005. Portions of this agreement have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.
(13) Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-128980, as amended, as declared effective by the SEC on November 14, 2005.
(14) Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on December 15, 2005.
(15) Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-98229, as filed on August 16, 2002.
(16) Incorporated by reference to the Current Report on Form 8-K as filed on May 31, 2006.
(17) Incorporated by reference to the Current Report on Form 8-K as filed on June 6, 2006.
(18) Incorporated by reference to the Current Report on Form 8-K as filed on August 18, 2006. Portions of this agreement have been omitted and marked with a [_] and separately filed with the Securities and Exchange Commission with a request for confidential treatment.
(19) Incorporated by reference to the Current Report on Form 8-K as filed on August 16, 2006.
(20) Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-139138, as amended, as declared effective by the SEC on February 13, 2007.
(21) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 as filed on April 2, 2007.
(22) Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2007 as filed on May 21, 2007.
(23) Incorporated by reference to the Current Report on Form 8-K as filed on January 18, 2008.
(24) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed on April 14, 2008.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SPARE BACKUP, INC.

                               By: /s/ Cery Perle
                                   --------------
                                 Cery Perle, Chief Executive Officer, President, director, principal executive officer and principal accounting and financial officer

                                 Date: April 15, 2009


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Cery Perle            Chief Executive Officer, President,     April 15, 2009
--------------            Chairman of the Board
Cery Perle


/s/ Edward Hagan          Secretary and Director                  April 15, 2009
----------------
Edward Hagan


/s/ Robert Binkelle       Director                                April 15, 2009
-------------------
Robert Binkelle

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

Report of Independent Registered Public Accounting Firm......................F-2

Financial Statements:

   Consolidated Balance Sheets at December 31, 2008 and 2007.................F-3

   Consolidated Statements of Operations -
      For the Years Ended December 31, 2008 and 2007.........................F-4

   Consolidated Statements of Changes in Stockholders' Deficit -
      For the Years Ended December 31, 2008 and 2007.........................F-5

   Consolidated Statements of Cash Flows -
      For the Years Ended December 31, 2008 and 2007.........................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Spare Backup, Inc.

We have audited the accompanying consolidated balance sheets of Spare Backup, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spare Backup, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses, cash used in operations and a working capital deficit of $15,132,558, $5,345,079 and $6,859,969, respectively, for the year ended December 31, 2008. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      /s/ Sherb & Co., LLP
                                                      --------------------
                                                  Certified Public Accountants

Boca Raton, Florida
March 24, 2009

                                 SPARE BACKUP, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS
                                                                         Year ended December 31,
                                                                          2008            2007
                                                                      ------------    ------------
                                               ASSETS
Current Assets:
  Cash ............................................................   $     18,946    $    527,402
  Accounts receivable .............................................        132,389               -
  Prepaid marketing expense .......................................         97,630         181,238
                                                                      ------------    ------------
     Total current assets .........................................        248,965         708,640

  Property and equipment, net of accumulated depreciation .........      1,093,732       1,652,077
  Other assets ....................................................         56,985               -
                                                                      ------------    ------------

     Total Assets .................................................   $  1,399,682    $  2,360,717
                                                                      ============    ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses ...........................   $  3,499,152    $  2,878,014
  8% Convertible promissory notes, net of debt discount of $0 and
    $2,558,624, respectively ......................................      2,500,000         416,376
  10% Convertible promissory notes, net of debt discount of $74,992
    and $0, respectively ..........................................        776,008               -
  Accrued interest on convertible promissory notes ................         78,338          33,310
  Deferred revenue ................................................        240,436               -
  Due to stockholder ..............................................         15,000          15,000
                                                                      ------------    ------------

     Total Current Liabilities ....................................      7,108,934       3,342,700

  8% Convertible promissory notes, net of debt discount of $59,679
    and $0, respectively ..........................................        190,321               -
                                                                      ------------    ------------

     Total Liabilities ............................................      7,299,255       3,342,700

Stockholders' Deficit:
  Preferred stock; $.001 par value, 5,000,000 shares authorized,
    50,000 issued and outstanding .................................             50               -
  Common stock; $.001 par value, 300,000,000 shares authorized,
    105,193,730 and 77,221,052 issued and outstanding, respectively        105,194          77,221
  Additional paid-in capital ......................................     82,772,427      72,585,482
  Accumulated deficit .............................................    (88,777,244)    (73,644,686)
                                                                      ------------    ------------

     Total Stockholders' Deficit ..................................     (5,899,573)       (981,983)
                                                                      ------------    ------------

     Total Liabilities and Stockholders' Deficit ..................   $  1,399,682    $  2,360,717
                                                                      ============    ============

                          See Notes to Consolidated Financial Statements.

                                                F-3

                        SPARE BACKUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Years Ended
                                                           December 31,
                                                   ----------------------------
                                                       2008            2007
                                                   ------------    ------------

Net Revenues ...................................   $  1,381,443    $    260,350

Operating expenses:
  Research and development .....................      1,270,776       2,312,573
  Sales, general and administrative ............     10,735,899      16,712,894
                                                   ------------    ------------

     Total operating expenses ..................     12,006,675      19,025,467
                                                   ------------    ------------

     Operating loss ............................    (10,625,232)    (18,765,117)
                                                   ------------    ------------

Other income (expense):
  Other expenses- employee settlement ..........              -        (136,500)
  Change in fair value of derivative liabilities              -      (5,275,067)
  Derivative liability expense .................              -        (334,030)
  Interest income ..............................              -             167
  Gain from litigation settlement ..............         35,713         280,000
  Foreign currency gain ........................         20,202          17,625
  Interest expense .............................     (4,563,241)     (1,871,975)
                                                   ------------    ------------
     Total other expense .......................     (4,507,326)     (7,319,780)
                                                   ------------    ------------

Net loss .......................................   $(15,132,558)   $(26,084,897)
                                                   ============    ============

Basic and diluted net loss per common share ....   $      (0.17)   $      (0.38)
                                                   ============    ============

Basic and diluted weighted average common
  shares outstanding ...........................     88,033,460      68,621,565
                                                   ============    ============

                 See Notes to Consolidated Financial Statements.

                                                 SPARE BACKUP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                      FOR THE PERIOD FROM JANUARY 1, 2007 TO DECEMBER 31, 2008

                            Preferred Stock         Common Stock          Additional
                            ---------------   ------------------------     Paid-in      Subscription   Accumulated
                            Shares   Amount      Shares       Amount       Capital       Receivable      Deficit          Total
                            ------   ------   ------------   ---------   ------------   ------------   ------------   ------------
Balance December 31, 2006        -   $    -     55,843,863   $  55,845   $ 36,309,616   $   (100,000)  $(47,559,789)  $(11,294,328)

Issuance of common stock
  pursuant to exercise of
  stock options ..........       -        -        654,745         655        317,453              -              -        318,108
Issuance of common stock
  pursuant to the exercise
  of warrants ............       -        -      6,334,967       6,335      2,857,190              -              -      2,863,525
Issuance of common stock
  for cash, net of
  financing costs ........       -        -      8,021,201       8,021      2,841,049              -              -      2,849,070
Issuance of common stock
  to pay interest on
  convertible promissory
  notes ..................       -        -         69,408          69         39,518              -              -         39,587
Issuance of common stock
  to consultants for
  services rendered ......       -        -        242,960         243        178,477              -              -        178,720
Issuance of common stock
  to employees for
  services rendered ......       -        -      1,610,679       1,610         92,387              -              -         93,997
Issuance of common stock
  for leasehold
  improvements ...........       -        -         24,194          25         14,975              -              -         15,000
Issuance of common stock
  pursuant to conversion
  of convertible
  promissory notes .......       -        -      4,811,442       4,811      1,967,218              -              -      1,972,029
Issuance of common stock
  to pay accrued expenses        -        -         51,429          51         35,949              -              -         36,000
Cancellation of common
  stock ..................       -        -       (312,500)       (313)           313              -              -              -
Cancellation of common
  stock due to repurchase
  of shares ..............       -        -       (331,336)       (331)    (1,249,669)       100,000              -     (1,150,000)
Issuance of common stock
  and stock options in
  connection with a
  settlement agreement ...       -        -        200,000         200         97,800              -              -         98,000
Fair value of options
  issued to a former
  employee in connection
  with a settlement
  agreement ..............       -        -              -           -         28,500              -              -         28,500
Reclassification of
  liability contract to
  equity .................       -        -              -           -     22,147,932              -              -     22,147,932
Beneficial conversion on
  convertible notes
  payables ...............       -        -              -           -      2,975,000              -              -      2,975,000
Fair value of options
  issued to employees ....       -        -              -           -      3,838,404              -              -      3,838,404
Amortization of deferred
  compensation ...........       -        -              -           -         93,370              -              -         93,370
Net loss .................       -        -              -           -              -              -    (26,084,897)   (26,084,897)
                            ------   ------   ------------   ---------   ------------   ------------   ------------   ------------
Balance December 31, 2007        -        -     77,221,052      77,221     72,585,482              -    (73,644,686)      (981,983)

                                                            (continued)

                                                                F-5A

                                                 SPARE BACKUP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                      FOR THE PERIOD FROM JANUARY 1, 2007 TO DECEMBER 31, 2008
                                                            (continued)
                            Preferred Stock         Common Stock          Additional
                            ---------------   ------------------------     Paid-in      Subscription   Accumulated
                            Shares   Amount      Shares       Amount       Capital       Receivable      Deficit          Total
                            ------   ------   ------------   ---------   ------------   ------------   ------------   ------------
Issuance of common stock
  pursuant to exercise of
  stock options ..........       -        -        569,371         570        139,330              -              -        139,900
Issuance of common stock
  pursuant to the exercise
  of warrants ............       -        -      5,448,664       5,449      1,136,316              -              -      1,141,765
Issuance of common stock
  for cash, net of
  financing costs ........       -        -     10,833,333      10,833      1,906,167              -              -      1,917,000
Issuance of common stock
  to pay interest on
  convertible promissory
  notes ..................       -        -      1,210,976       1,211        243,884              -              -        245,095
Issuance of common stock
  to consultants for
  services rendered ......       -        -      2,748,972       2,749        730,758              -              -        733,507
Issuance of stock warrants
  to consultants for
  services rendered ......       -        -              -           -         72,253              -              -         72,253
Issuance of common stock
  to employees for
  services rendered ......       -        -      3,150,526       3,150        687,286              -              -        690,436
Issuance of preferred
  stock for services
  rendered ...............  50,000       50              -           -              -              -              -             50
Issuance of common stock
  pursuant to conversion
  of convertible
  promissory notes .......       -        -      4,765,340       4,765      1,315,235              -              -      1,320,000
Issuance of stock warrants
  to placement agent in
  connection with
  convertible promissory
  notes ..................       -        -              -           -         21,010              -              -         21,010
Cancellation of common
  stock issued for
  services rendered ......       -        -       (754,504)       (754)      (129,786)             -              -       (130,540)
Fair value of options
  issued to a consultant .       -        -              -           -        310,874              -              -        310,874
Beneficial conversion on
  convertible notes
  payables ...............       -        -              -           -      1,847,563              -              -      1,847,563
Fair value of warrants
  issued to employee .....       -        -              -           -         60,350              -              -         60,350
Fair value of options
  issued to employees ....       -        -              -           -      1,845,705              -              -      1,845,705
Net loss .................       -        -              -           -              -              -    (15,132,558)   (15,132,558)
                            ------   ------   ------------   ---------   ------------   ------------   ------------   ------------
Balance December 31, 2008   50,000   $   50    105,193,730   $ 105,194   $ 82,772,427   $          -   $(88,777,244)  $ (5,899,573)
                            ======   ======   ============   =========   ============   ============   ============   ============

                                          See Notes to Consolidated Financial Statements.

                                                                F-5B

                                    SPARE BACKUP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Years Ended
                                                                                     December 31,
                                                                             ---------------------------
                                                                                 2008           2007
                                                                             ------------   ------------
Cash flows from operating activities:
Net loss ..................................................................  $(15,132,558)  $(26,084,897)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Fair value of derivatives at issuance in connection with
   services rendered ......................................................             -        217,520
  Derivative liability expense ............................................             -        334,030
  Change in fair value of derivative liabilities ..........................             -      5,275,067
  Fair value of options and warrants issued to employees ..................     1,906,055      3,838,404
  Fair value of options issued to consultants .............................       310,874              -
  Fair value of warrants issued to consultants ............................        72,253              -
  Amortization of debt discount ...........................................     4,271,516      1,821,175
  Amortization of deferred compensation ...................................             -         93,370
  Amortization of prepaid marketing expense ...............................       181,238      1,823,362
  Fair value of shares and options issued in connection with a settlement
   agreement ..............................................................             -        126,500
  Fair value of shares issued in connection with
   services rendered ......................................................     1,293,402        272,717
  Fair value of shares of preferred stock issued in connection with
   services rendered ......................................................            50              -
  Depreciation ............................................................       828,808        701,472
  Amortization of deferred financing costs ................................         1,603              -
Changes in operating assets and liabilities
  Restricted cash .........................................................             -        872,820
  Accounts receivable .....................................................      (132,389)             -
  Prepaid expenses and other current assets ...............................        10,292         75,380
  Accounts payable and accrued expenses ...................................       621,140      2,060,839
  Deferred revenues .......................................................       132,514              -
  Accrued interest on convertible promissory notes ........................       290,123         50,800
  Other liabilities .......................................................             -         (6,426)
                                                                             ------------   ------------

Net cash used in operating activities .....................................    (5,345,079)    (8,527,867)
                                                                             ------------   ------------

Cash flows from investing activities:
  Purchases of property and equipment .....................................      (270,463)    (1,849,731)
                                                                             ------------   ------------

Net cash used in investing activities .....................................      (270,463)    (1,849,731)
                                                                             ------------   ------------

Cash flows from financing activities:
  Principal repayments on convertible promissory notes ....................             -        (21,480)
  Repurchase of shares of common stock ....................................             -     (1,150,000)
  Proceeds from issuance of convertible promissory notes ..................     2,008,500      4,300,000
  Net proceeds from issuance of common stock for cash .....................     1,917,000      4,207,101
  Net proceeds from exercise of warrants ..................................     1,141,765      3,104,953
  Proceeds from exercise of stock options .................................       139,899        318,108
  Payments of convertible promissory notes ................................       (62,500)             -
  Payments of deferred financing costs ....................................       (37,578)             -
                                                                             ------------   ------------

Net cash provided by financing activities .................................     5,107,086     10,758,682
                                                                             ------------   ------------

(Decrease) Increase in cash ...............................................      (508,456)       381,084

Cash at beginning of year .................................................       527,402        146,318
                                                                             ------------   ------------

Cash at end of year .......................................................  $     18,946   $    527,402
                                                                             ============   ============

                                               (continued)

                                                   F-6A

                                    SPARE BACKUP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (continued)
                                                                                 For the Years Ended
                                                                                     December 31,
                                                                             ---------------------------
                                                                                 2008           2007
                                                                             ------------   ------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ..................................  $          -   $          -
                                                                             ============   ============

  Cash paid during the year for taxes .....................................  $          -   $          -
                                                                             ============   ============

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants  and embedded conversion features issued in connection with the issuance of convertible promissory notes and
  corresponding debt discount .............................................  $  1,847,563   $  4,300,000
                                                                             ============   ============

Fair value of warrants and embedded conversion features issued in connection with the issuance of common stock and corresponding increase
  in derivative liabilities ...............................................  $          -   $  1,599,459
                                                                             ============   ============

Reclassification of liability contracts to equity .........................  $          -   $ 22,147,932
                                                                             ============   ============

Fair value of shares of common stock for leasehold improvement ............  $          -   $     15,000
                                                                             ============   ============

Conversion of convertible promissory notes into shares of common stock ....  $  1,320,000   $  1,972,029
                                                                             ============   ============

Fair value of shares of common stock issued for payment of accrued interest  $    245,095   $     39,587
                                                                             ============   ============

Fair value of shares of common stock issued for payment of accrued expenses  $          -   $     36,000
                                                                             ============   ============

                             See Notes to Consolidated Financial Statements.

                                                   F-6B

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002 and has incurred net losses of approximately $15 million and $26 million during the years ended December 31, 2008 and 2007, respectively. The Company had cash used in operations and a working capital deficit of $5,345,079 and $6,859,969 respectively, for the year ended December 31, 2008. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The accompanying consolidated financial statements include the accounts of Spare Backup and its wholly-owned subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to share-based payments and useful life of property and equipment. Actual results may differ from these estimates.

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 74,367,956 and 41,368,897 at December 31, 2008 and 2007, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at December 31, 2008 and 2007 are excluded from the loss per share computation for that period due to their antidilutive effect.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At December 31, 2008, the Company had not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, deferred revenue and due to stockholder approximate their estimated fair values due to the short-term maturities of those financial instruments.

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2008, management has determined that an allowance is not necessary.

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

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of December 31, 2008. Instead, such amounts are included in the statement of operations under the caption "Research and development".

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FOREIGN CURRENCY TRANSACTIONS

The Company periodically engages in transactions in countries outside the United States which may result in foreign currency transaction gains or losses. Gains and losses resulting from foreign currency transactions are recognized as foreign currency gain (loss) in the statement of operations of the period incurred.

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". The Company records revenue when persuasive evidence of an arrangement exists, on-line back-up services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of December 31, 2008 amounted to $240,436 and will be recognized as revenue over the respective service period.

Revenue consists of the gross value of billings to clients. The Company reports this revenue gross in accordance with EITF 99-19 because it is responsible for fulfillment of the service, has substantial latitude in setting price and assumes the credit risk for the entire amount of the sale, and it is responsible for the payment of all obligations incurred for sales marketing and commissions.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ADVERTISING

Advertising is expensed as incurred. Advertising expenses for the year ended December 31, 2008 and 2007 totaled approximately $7,000 and $234,000, respectively.

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

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect that the adoption of this provision will have a material impact on its financial position, cash flows or results of operations.

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles" which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles
(GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have a material effect on our financial position and results of operations if adopted.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. This FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                        Estimated    December 31,   December 31,
                                          life           2008           2007
                                      ------------   ------------   ------------
Computer and office equipment .....   3 to 5 years   $ 2,616,646    $ 2,361,360
 Leasehold improvements ...........     5 years          202,298        187,122
                                                     -----------    -----------
                                                       2,818,944      2,548,482
 Less: Accumulated depreciation ...                   (1,725,212)      (896,405)
                                                     -----------    -----------
                                                     $ 1,093,732    $ 1,652,077
                                                     ===========    ===========

Depreciation expense amounted to $828,808 and $701,472 during fiscal years ended 2008 and 2007, respectively.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 4 - CONVERTIBLE PROMISSORY NOTES-CURRENT

Convertible promissory notes consist of the following as of:

                                                     December 31,   December 31,
                                                         2008           2007
                                                     -----------    -----------
8% Convertible promissory notes, bearing interest
at 8% per annum, maturing in August 2009. Interest
payable commencing the quarter ended December 31,
2007, payable within thirty (30) days of the end
of the quarter. Interest may be paid in cash or
common stock at the option of the Company.
Interest paid in common stock will be calculated
at ninety percent (90%) of the average closing
price for the common stock for the five (5)
trading days preceding the interest payment date.
The promissory notes are convertible at any time
at the option of the holder, into shares of common
stock at a effective conversion rate of $0.25. ...   $ 2,500,000    $ 2,975,000

Less: unamortized discount .......................            (-)    (2,558,624)
                                                     -----------    -----------
Convertible promissory notes-short-term ..........   $ 2,500,000    $   416,376
                                                     ===========    ===========

10% Convertible promissory notes, bearing interest
at 10% per annum, maturing three to twelve months
from the date of closing. Interest payable
commencing the quarter ended September 30, 2008,
payable within thirty (30) days of the end of the
quarter. Interest may be paid in cash or common
stock at the option of the Company. Interest paid
in common stock will be calculated at the volume
weighted average price for the common stock for
the ten (10) trading days preceding the interest
payment date. The promissory notes are convertible
at any time at the option of the holder, into
shares of common stock at a rate ranging from
$0.16 to $0.25 ...................................   $   851,000    $         -

Less: unamortized discount .......................       (74,992)            (-)
                                                     -----------    -----------
Convertible promissory notes-short-term ..........   $   776,008    $         -
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

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 4 - CONVERTIBLE PROMISSORY NOTES-CURRENT (continued)

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

In August 2008, the Company issued 1,800,000 shares in connection with the conversion of 8% convertible promissory notes. The fair value of such shares issued amounted to approximately $450,000 or at the effective conversion price of $0.25 per share.

Between February 14, 2008 and June 6, 2008, the Company sold an aggregate of $1,571,000 principal amount 10% Convertible Senior Unsecured Promissory Debentures (the "10% Debentures") to accredited investors and issued those investors five year common stock purchase warrants to purchase 5,236,665 shares of its common exercisable at a price of approximately $0.309 per share. The Company received gross proceeds of $1,571,000. In connection with the recent private placement in third quarter of fiscal 2008, the Company issued an additional 2,423,113 warrants to these investors, the exercise price of the warrants issued were reset to $0.20 per share and the conversion price per share

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 4 - CONVERTIBLE PROMISSORY NOTES-CURRENT (continued)

of these 10% Convertible Senior Unsecured Promissory Debentures pursuant to the subsequent financing was reset to such lower price or $0.16 per share. The 10% Debentures bear interest at 10% per annum and the principal and all accrued interest is due three months from the closing date with the exception of one 10% debenture amounting to $60,000 which matures twelve months from the date of closing. The principal and accrued but unpaid interest is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.30 per share, subject to proportional adjustment in the event of stock splits, stock dividends, or similar corporate events. In the event the Company issues any shares of its common stock at an exercise price or conversion price per share less than $0.30 per share within fifteen (15) months following the closing of these 10% convertible promissory notes, then the exercise price or conversion price, as the case may be, of these notes and warrants shall be reset to such lower price with no floor. The Company recognized a total debt discount of $1,571,000 in connection with the issuance of these 10% convertible promissory notes. These promissory notes are convertible at $0.30 per share of common stock.

The holders are entitled to convert all or any portion of the principal amount of the 10% Debenture and accrued but unpaid interest into securities that the Company may offer in a subsequent financing of $5,000,000 or more. In the event the 10% Debentures have not been converted into the securities offered in such subsequent financing because the financing has not closed prior to the due date of the debentures, the Company is required to redeem 1/12th of the principal amount of the 10% Debentures every month beginning on August 1, 2008 at a redemption price equal to the face value of the debentures plus accrued but unpaid interest. At the option of the holders the redemption price is payable in cash or shares of our common stock valued at 90% of the VWAP (as that term is defined in the 10% Debenture). The Company has reassessed at December 31, 2008, the number of authorized but unissued shares and taking into consideration the floorless feature in connection with this redemption provision and has concluded that the Company has sufficient authorized shares to satisfy the maximum number of equivalent shares that could be settled in stocks. At December 31, 2008, management has determined that a derivative liability is not necessary.

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

In September 2008, $691,000 principal amount of the 10% Convertible Senior Unsecured Promissory Debentures have already become due. The Company has not redeemed the required monthly redemption beginning in September 2008. Between October 2008 and January 2009, the Company entered into a note extension agreements with the holders of $496,000 principal amount 10% Convertible Senior

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 4 - CONVERTIBLE PROMISSORY NOTES-CURRENT (continued)

Unsecured promissory debentures whereby the due dates of those notes were extended from September 2008 to maturity dates between August 2009 and September 2009. Additionally, based on these agreements, the current conversion price has been reset to $0.16 and exercise price of warrants related to this note has been reset to $0.20. As of December 31, 2008, the Company has approximately $170,000 principal amount of the 10% notes that are past due.

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

In July 2008, the Company sold an aggregate of $87,500 principal amount 10% Convertible Subordinated Promissory Debentures to accredited investors and issued those investors five year common stock purchase warrants to purchase 350,000 shares of its common at an exercise price of $0.25. The principal and accrued but unpaid interest is convertible at the option of the holder into shares of our common stock at a fixed conversion price of $0.25 per share. The Company received gross proceeds of $87,500. The principal and all accrued interest is due in July 2009. Between August 2008 and October 2008, the Company paid $62,500 of these 10% Convertible Subordinated Promissory Debentures.

In June 2008, the Company issued 2,733,333 shares in connection with the conversion of 10% Convertible Senior Unsecured promissory notes with an aggregate principal amount of $820,000. The fair value of such shares issued amounted to approximately $820,000 or $0.30 per share.

In December 2008, the Company issued 156,250 shares in connection with the conversion of 10% Convertible Senior Unsecured promissory notes with an aggregate principal amount of $25,000. The fair value of such shares issued amounted to approximately $25,000 or $0.16 per share.

Total amortization of debt discounts for the convertible promissory notes - current amounted to approximately $4.2 million and $1.8 million during the year ended December 31, 2008 and 2007, respectively, and is included in interest expense.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES - LONG TERM

Convertible promissory notes consist of the following as of:

                                                     December 31,   December 31,
                                                         2008           2007
                                                     -----------    ------------
8% Convertible promissory notes, bearing interest
at 8% per annum, maturing between February 2010
and June 2010. The promissory notes are
convertible at any time at the option of the
holder, into shares of common stock at a effective
conversion rate of $0.16 .........................   $   250,000    $         -

Less: unamortized discount .......................       (59,679)            (-)
                                                     -----------    -----------
Convertible promissory notes-long term ...........   $   190,321    $         -
                                                     ===========    ===========

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 5 - CONVERTIBLE PROMISSORY NOTES - LONG TERM (continued)

In February 2008, the Company issued a convertible promissory note amounting to $50,000. In connection with the issuance of this note payable, the Company granted 25,000 warrants to an investor exercisable at a price of $0.50 per share for a period of three years. The note payable bears 8% interest per annum and matures in February 2010. This promissory note is convertible at $0.33 per share of common stock. In the event the Company issues any shares of its common stock at an exercise price or conversion price per share less than $0.33 per share following the closing of the 8% Convertible Promissory Notes, then the exercise price of the warrants issued pursuant to the subsequent financing will reset to such lower price. The Company recognized a total debt discount of approximately $26,000 in connection with the issuance of these 8% convertible debentures. In connection with the recent private placement in third quarter of fiscal 2008 the conversion price per share pursuant to the subsequent financing will reset to such lower price or $0.16 per share and the Company issued an additional 131,250 warrants which resulted in an additional debt discount of approximately $24,000.

In December 2008, the Company issued 8% 18-month convertible promissory notes amounting to $200,000. In connection with the issuance of these convertible notes payable, the Company granted 1,250,000 warrants to investors exercisable at a price of $0.20 per share for a period of two years. The note payable bears 8% interest per annum. The principal and any unpaid accrued interest thereon shall be due and payable on the date which is 18 months from the date of issuance. This promissory note is convertible at $0.16 per share of common stock. The Company recognized a total debt discount of approximately $39,000 in connection with the issuance of these 8% convertible notes. In addition, the Company paid cash commissions of approximately $38,000 and issued 150,000 five year common stock purchase warrants to its placement agent at an exercise price of $0.20 per share valued at approximately $21,000 (using the black scholes model) which has been classified as other assets and will be amortized over the maturity date of the convertible notes.

Amortization of other assets- deferred financing costs amounted to approximately $1,600 and $0 during the years ended December 31, 2008 and 2007, respectively, and is included in interest expense.

Total amortization of debt discounts for the convertible promissory notes - long term amounted to approximately $29,000 during the year ended December 31, 2008, and is included in interest expense.

NOTE 6 - STOCKHOLDERS' DEFICIT

On August 15, 2008, the Company obtained through a vote of majority of its shareholders the approval to increase the authorized common shares from 150,000,000 to 300,000,000 shares of common stock at $0.001 par value and approval for a 1-for-10 reverse stock split of its issued and outstanding common stock.

The Company filed a Certificate of Amendment to its certificate of incorporation increasing the number of authorized shares of its common stock to 300,000,000 shares. Additionally, the stockholders granted the Company's Board of Directors the authority to decide within six months from the date of the special meeting to implement a reverse stock split, set the timing for such split, and select a ratio for the reverse split up to a maximum of a one for ten (1:10). The Company did not implement a reverse stock split during the six months period.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 6 - STOCKHOLDERS' DEFICIT (continued)

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

      o each share entitles the holder to Four Hundred (400) votes at any meeting of our stockholders and such shares will vote together with our common stockholders, provided, however, that the holder is not eligible to vote the shares in connection with an amendment to increase the number of our authorized shares of common stock if such amendment is proposed to our stockholders within four (4) months from the date of issuance of the shares,

      o  the shares are not subject to redemption, and

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

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

The Company issued 69,408 shares in connection with the payment of interest on the 8% and 12.5% Convertible promissory notes during 2007. The fair value of such shares issued during 2007 amounted to approximately $40,000.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 6 - STOCKHOLDERS' DEFICIT (continued)

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 6 - STOCKHOLDERS' DEFICIT (continued)

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

Between August 2008 and September 2008, the Company issued in aggregate 1,564,115 shares of common stock to the Company's Chief Executive Officer (192,308 shares) and certain employees (1,371,807 shares) of the Company for services rendered. The fair value of such shares amounted to approximately $265,000 and has been recognized as stock based compensation expense.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 6 - STOCKHOLDERS' DEFICIT (continued)

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

Between October 2008 and December 2008, the Company issued in aggregate 699,958 shares of common stock to certain employees of the Company for services rendered. The fair value of such shares amounted to approximately $92,000 and has been recognized as stock based compensation expense.

Between October 2008 and November 2008, the Company issued in aggregate 117,000 restricted shares of common stock for public relations services. The Company valued these common shares at the fair market value on the date of grant ranging from $0.12 to $0.13 per share or a total of $15,000.

ISSUANCE OF COMMON STOCK PURSUANT TO EXERCISE OF STOCK WARRANTS AND OPTIONS

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

In February 2008, the Company reduced the exercise price of warrants to purchase an aggregate of 5,000,000 shares of common stock to $0.33 per share in connection with the 8% convertible promissory notes issued in November 2007 (See
Note 4 - Convertible Promissory Notes- Current). In February 2008, the Company issued 1,060,606 shares (included in the 1,489,606 shares above) of common stock for net proceeds of approximately $0.33 per share or $350,000 in connection with the exercise of stock warrants. Accordingly, in connection with the 8% convertible promissory notes issued in fiscal 2007, the exercise price of the warrants issued and the conversion price per share pursuant to the Follow-on Financing will reset to such lower price or $0.33 per share.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 6 - STOCKHOLDERS' DEFICIT (continued)

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

In December 2008, the Company issued 156,250 shares in connection with the conversion of 10% Convertible Senior Unsecured promissory notes with a principal amount of $25,000. The fair value of such shares issued amounted to approximately $25,000 or $0.16 per share.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 6 - STOCKHOLDERS' DEFICIT (continued)

ISSUANCE OF COMMON STOCK PURSUANT TO PRIVATE PLACEMENTS

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

Between October and December 2008, the Company issued in aggregate 5,825,000 shares pursuant to a private placement which generated gross proceeds of approximately $932,000. In connection with this private placement, the Company issued 5,825,000 warrants exercisable at a price of $0.20 per share. The warrants expire in three years from the date of grant.

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

In March 2008, the Company cancelled 50,000 shares of common stock previously issued to a consultant. The fair value of such shares at the date of grant amounted to approximately $49,000 or $0.98 per share. In connection with the return of the 50,000 shares of common stock, the Company reduced stock-based compensation expense by $21,000 based on the fair market value of the common stock on the date of cancellation of $0.42 per share.

In May 2008, the Company cancelled 100,000 shares of common stock previously issued to a consultant. The fair value of such shares at the date of grant amounted to approximately $45,000 or $0.45 per share. In connection with the return of the 100,000 shares of common stock, the Company reduced stock-based compensation expense by $37,000 based on the fair market value of the common stock on the date of cancellation of $0.37 per share.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 6 - STOCKHOLDERS' DEFICIT (continued)

In September 2008, the Company cancelled 604,504 shares of common stock previously issued to a key employee. The aggregate fair value of such shares which ranges from $0.19 to $0.35 per share at the date of grant amounted to approximately $128,000 . In connection with the return of the 604,504 shares of common stock, the Company reduced stock-based compensation expense by approximately $73,000 based on the fair market value of the common stock on the date of cancellation of $0.12 per share.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

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

Between October 2007 and November 2007, the Company received $475,000 in consideration for the issuance of the 8% convertible promissory notes. The Company also issued a three-year common stock purchase warrant to purchase 950,000 shares of the Company's common stock at $0.75 per share.

In November 2007, the Company received $2,500,000 in consideration for the issuance of the 8% convertible promissory notes. The Company also issued a three-year common stock purchase warrant to purchase 5,000,000 shares of the Company's common stock at $0.50 per share.

Between January 2008 and February 2008, in connection with the exercise of stock warrants, the Company issued an aggregate of 1,489,606 shares of common stock for net proceeds of approximately $495,000.

In February 2008, the Company issued a convertible promissory note amounting to $50,000. In connection with the issuance of this note payable, the Company granted 25,000 warrants to an investor exercisable at a price of $0.50 per share for a period of three years. In connection with the recent private placement in third quarter of fiscal 2008, the Company issued an additional 131,250 warrants to this investor.

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

In April 2008, the Company granted 250,000 five-year stock warrants to purchase common stock in connection with an investment banking consulting agreement. The Company valued these options utilizing the Black-Scholes options pricing model at $0.21 per share or approximately $53,000.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

Between February 14, 2008 and June 6, 2008, the Company issued 10% Convertible Senior Unsecured Promissory Debentures amounting to $1,571,000. In connection with the issuance of these notes payable, the Company granted 5,236,665 warrants to an investor exercisable at a price of $0.309 per share for a period of five years. In connection with the recent private placement in third quarter of fiscal 2008, the Company issued an additional 2,423,113 warrants to these investors.

In June 2008, the Company issued 10% Convertible Subordinated Promissory Debentures amounting to $100,000. In connection with the issuance of this note payable, the Company granted 400,000 five year common stock purchase warrants to an investor at an exercise price of $0.25 per share.

In June 2008, in connection with the exercise of stock warrants, the Company issued 626,654 shares of common stock for net proceeds of approximately $200,000.

In July 2008, in connection with the exercise of stock warrants, the Company issued 669,904 shares of common stock for net proceeds of approximately $207,000.

In July, 2008, the Company issued 10% Convertible Subordinated Promissory Debentures amounting to $87,500. In connection with the issuance of these notes payable, the Company granted 350,000 five year common stock purchase warrants to investors at an exercise price of $0.25 per share.

In July 2008, the Company granted 300,000 five-year stock warrants to purchase common stock in connection with an advisory agreement. The Company valued these warrants utilizing the Black-Scholes options pricing model amounting to approximately $100,000.

In September 2008, in connection with the exercise of stock warrants, the Company issued 2,662,500 shares of common stock for net proceeds of approximately $240,000.

In September 2008, the Company granted 500,000 three-year stock warrants to purchase common stock to the Company's Director. The Company valued these options utilizing the Black-Scholes options pricing model at $0.12 per share or approximately $60,000.

Between August 2008 and September 2008, the Company granted a three-year warrant to purchase 3,625,000 shares of common stock to investors in connection with private placements. These warrants are exercisable at $0.20 per share.

Between October 2008 and December 2008, the Company granted a three-year warrant to purchase 5,825,000 shares of common stock to investors in connection with private placements. These warrants are exercisable at $0.20 per share.

In December 2008, the Company issued 8% 18-month Convertible promissory notes amounting to $200,000. In connection with the issuance of these convertible notes payable, the Company granted 1,250,000 two year common stock purchase warrants to investors at an exercise price of $0.20 per share. In addition, the Company paid commission and issued 150,000 five year common stock purchase warrants to its placement agent at an exercise price of $0.20 per share valued at approximately $21,000 (using the black scholes model) which has been included in other assets.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

In December 2008, the Company granted 625,000 three-year stock warrants to purchase common stock in connection with an extended business advisory agreement. The Company valued these warrants utilizing the Black-Scholes options pricing model at $0.03 per share or approximately $19,000.

Stock warrant activity for the years ended December 31, 2008 and 2007 is summarized as follows:

                                      Year Ended December 31, 2008   Year Ended December 31, 2007
                                      ----------------------------   ----------------------------
                                       Number of  Weighted Average    Number of  Weighted Average
                                       Warrants    Exercise Price     Warrants    Exercise Price
                                      ----------  ----------------   ----------  ----------------
Balance at beginning of year ......   28,029,348      $   0.70       20,438,943      $   0.60
Granted ...........................   21,782,694          0.21       13,983,776          0.70
Exercised .........................   (5,448,664)         0.21       (6,393,371)         0.50
Expired ...........................   (5,392,499)         0.61                -             -
                                      ----------      --------       ----------      --------
Balance at end of year ............   38,970,879      $   0.38       28,029,348      $   0.70
                                      ==========      ========       ==========      ========

Warrants exercisable at end of year   38,970,879      $   0.38       28,029,348      $   0.70
                                      ==========      ========       ==========      ========
Weighted average fair value of
warrants granted during the year ..                   $   0.21                       $   0.70

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding and exercisable at December 31, 2008, for selected exercise price ranges, is as follows:

                        Warrants              Weighted
                      outstanding         Average Remaining     Weighted Average
Exercise prices      and exercisable      Contractual Life       Exercise Price
---------------      ---------------      -----------------     ----------------
  $  0.13                 500,000               2.70                 $ 0.13
     0.20              18,580,833               3.18                   0.20
     0.25               5,053,031               2.60                   0.25
  0.30 - 0.60           7,461,676               2.70                   0.42
  1.00 - 1.30           7,375,339               2.50                   1.12

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

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

Between August 2008 and September 2008, the Company granted in aggregate 650,404 three to five year stock options to purchase common stock in connection with a consulting and financial advisory agreement. The Company valued these options utilizing the Black-Scholes options pricing model ranging from $0.10 to $0.21 per share or approximately $67,000 and recorded stock-based consulting expense for the year ended December 31, 2008.

In December 2008, the Company granted 250,000 three-year stock options to purchase common stock in connection with an extended business advisory agreement. The Company valued these warrants utilizing the Black-Scholes options pricing model at $0.03 per share or approximately $8,000.

During the year ended December 31, 2008, the Company granted 6,719,018 five-year stock options to purchase common stock to employees (including 3,350,000 options granted to the Company's Chief Executive Officer and two directors of the Company) at exercise prices ranging from $0.01 to $0.35 per share. For the year ended December 31, 2008 and 2007, total stock-based compensation charged to operations for option-based arrangements amounted to approximately $1,846,000 and $3,838,000, respectively. At December 31, 2008, there was approximately $317,000 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

In May 2008, the Company reduced the exercise price of stock options to purchase an aggregate of 14,716,035 shares of common stock to $0.30 per share. The Company valued the re-priced options utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 70%, risk-free interest rate ranging from 1.90% to 2.68%, no dividend yield, and an expected life ranging from 0.54 to 4.96 years, and recorded approximately $370,000 as stock based compensation during the year ended December 31, 2008.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

Stock option activity for the years ended December 31, 2008 and 2007 is summarized as follows:

                                      Year Ended December 31, 2008   Year Ended December 31, 2007
                                      ----------------------------   ----------------------------
                                       Number of  Weighted Average    Number of  Weighted Average
                                       Options     Exercise Price     Options    Exercise Price
                                      ----------  ----------------   ----------  ----------------
Balance at beginning of year ......   13,339,549      $   0.54       11,575,485      $   0.42
Granted ...........................    9,241,270          0.22        6,107,500          0.64
Exercised .........................     (569,371)         0.22       (2,360,102)         0.15
Expired ...........................   (2,969,518)         0.34       (1,983,334)         0.80
                                      ----------      --------       ----------      --------
Balance at end of year ............   19,041,930      $   0.29       13,339,549      $   0.54
                                      ==========      ========       ==========      ========

Options exercisable at end of year    17,802,485      $   0.28       11,808,496      $   0.54
                                      ==========      ========       ==========      ========
Weighted average fair value of
options granted during the year ...                   $   0.22                       $   0.55

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2008:

                   Options Outstanding                          Options Exercisable
----------------------------------------------------------  ---------------------------
  Range of                Weighted Average    Weighted                      Weighted
  Exercise      Number       Remaining         Average        Number         Average
   Price     Outstanding  Contractual Life  Exercise Price  Exercisable  Exercise Price
-----------  -----------  ----------------  --------------  -----------  --------------
$0.001-0.02    1,861,605     4.34 Years        $  0.01        1,861,605     $  0.01
  0.10-0.97   17,095,325     3.05 Years           0.31       15,855,880        0.31
  1.25-1.75       85,000     0.84 Years           1.59           85,000        1.59
             -----------                       --------     -----------     -------
              19,041,930                       $  0.29       17,802,485     $  0.54
             ===========                       ========     ===========     =======

Nonvested stock options activity for the year ended December 31, 2008 is summarized as follows:

                                                   Year Ended December 31, 2008
                                                  ------------------------------
                                                   Number of    Weighted Average
                                                    Options      Exercise Price
                                                  -----------   ----------------
Nonvested balance at beginning of year ........    1,531,053         $ 0.55
Granted .......................................    2,770,000           0.30
Vested ........................................   (2,246,608)          0.30
Forfeited .....................................     (815,000)          0.43
                                                  ----------         ------
Nonvested balance at end of year ..............    1,239,445         $ 0.29
                                                  ==========         ======

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, at December 31, 2008 and 2007 are as follows:

                                                 December 31,      December 31,
                                                     2008              2007
                                                 ------------      ------------
Deferred tax assets:
    Net operating loss carryforward ........     $ 18,500,000      $ 16,000,000

Less:  Valuation allowance .................      (18,500,000)      (16,000,000)
                                                 ------------      ------------
Total net deferred tax assets ..............     $          -      $          -
                                                 ============      ============

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of at December 31, 2008 and 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during 2008 and 2007 was approximately $2.5 million and $3.3 million, respectively.

The Company has incurred net operating losses since inception. At December 31, 2008, the Company had net operating loss carryforwards amounting to approximately $47.5 million for U.S. tax purposes that expire in various amounts through 2028. The Company has had a change of ownership as defined by the Internal Revenue Code Section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of its net operating loss carryforwards. Furthermore, the Company has not always filed tax returns on a consolidated basis which may result in separate company loss limitations which may reduce the utilization of combined net operating loss carryforwards to offset future taxable income. Accordingly, separate company net operating losses may be limited.

The federal statutory tax rate reconciled to the effective tax rate during 2008 and 2007, respectively, is as follows:

                                                 2008      2007
                                                 ----      ----
Tax at U.S. statutory rate: .................    35.0%     35.0%
State tax rate, net of federal benefits .....     6.0       6.0
Permanent differences .......................   (18.0)    (15.6)
Change in valuation allowance ...............   (23.0)    (25.4)
                                                -----     -----
Effective tax rate ..........................     0.0%      0.0%
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

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 8 - INCOME TAXES (continued)

The Company adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, the Company concluded that it has not taken any uncertain tax positions on any of its open income tax returns filed through the period ended December 31, 2008 that would materially distort its financial statement. The Company's methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within its income tax returns.

The Company re-assesses the validity of its conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position's sustainability under audit. The impact of this reassessment for the year ended December 31, 2008 did not have any impact on its results of operations, financial conditions or liquidity.

NOTE 9 - SEGMENTS

During 2008, the Company operated in one segment. The percentages of sales by geographic region for fiscal 2008 and 2007 were approximately:

                     2008     2007
                     ----     ----

United States...      23%      39%
Europe .........      77%      61%

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LITIGATION

In January 2008, the Company executed a mutual release and settlement agreement with a certain vendor. Both parties claim a breach of their obligation under a Master Services Agreement dated in January 2007. The Company has an outstanding balance of approximately $179,000 which has been included in accounts payable prior to this settlement. Pursuant to this agreement, the Company settled for $125,000 payable in four monthly equal installments of $31,250 beginning on January 15, 2008 and were released from further claim. The Company has recognized a gain from debt settlement of approximately $54,000 during the year ended December 31, 2008.

In April 2008, the Company settled for $18,000 in connection with a settlement demand from plaintiff Creditors Adjustment Bureau, Inc. The Company was released from further claim and has been dismissed from this litigation. During the year ended December 31, 2008, the Company has recognized $18,000 and the amount was included as a loss/gain from litigation settlement in the accompanying consolidated statements of operations.

The Company is a party to a litigation in the Los Angeles Superior Court, Case No. 08E06019, which was filed on May 19, 2008 by a vendor for failure to pay commissions for recruitment services. The Company contends that no commissions were earned because the recruited employees did not successfully complete their probationary period. The vendor is suing for damages of approximately $21,250 with an additional interest rate of 10% per annum from November 19, 2007 plus reasonable attorneys fees. The suit is in its initial stages and the court has already referred the matter to mediation. If the case proceeds, the Company intends to respond aggressively to the litigation and management believes that there is a low likelihood of an unfavorable outcome.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

The Company is a party to litigation in the Superior Court California-Riverside County, Case No. INC078707, which was filed on July 19, 2008 by a vendor for failure to pay commissions in connection with recruitment services. The Company contends that no commissions were earned because the recruited employees did not successfully complete their probationary period. The vendor is suing for damages of approximately $42,350 with an additional interest rate of 6.75% per month. The suit is in its initial stages and the court has already referred the matter to mediation. If the case proceeds, the Company intends to respond aggressively to the litigation and management believes that there is a low likelihood of an unfavorable outcome.

The Company is a party to litigation in the District Court of New Jersey, Civil Action No. 08-cv-5568, which was filed on November 25, 2008 by a vendor for failure to pay contract fees in connection with a data center rental agreement. The vendor failed to deliver promised facilities and reliable bandwidth as our customer based are rapidly expanding. The case is in the initial stages.. The vendor is suing for damages of approximately $724,000 plus interest, attorneys' fees and all other related fees. If the case proceeds, the Company intends to respond aggressively to the litigation and management believes that there is a moderate likelihood of an unfavorable outcome.

In January 2009, the Company filed a complaint for fraud and declaratory relief in connection with an investment banking agreement entered into April 2008 against Merriman Curhan Ford & Co. in the Supreme Court of California - County of Riverside Case No. 083346. In February 2009, the Company received a notice of petition for order compelling arbitration in the Superior Court California- San Francisco County, Case No. CFP 09-509186, which was filed on January 28, 2009 by Merriman Curhan Ford & Co. for failure to pay fees for services associated with an investment banking agreement. The Merriman Curhan Ford & Co. is seeking for the reimbursement for out of pocket fees of approximately $31,000, payment of notes payable with principal amount of $161,200 and 370,370 shares of the Company. The Company contends that the agreement was obtained by misrepresentations and concealment and that it is unenforceable and void. If the case proceeds, the Company intends to respond aggressively to the arbitration and management believes that there is a very low likelihood of an unfavorable outcome.

The Company is a party to litigation in the Superior Court California-Orange County, Case No. 00115691, which was filed on December 4, 2008 by a vendor for failure to pay service fees and computer hardware. The vendor is suing for damages of approximately $60,000 and attorney fees. There has been minimal action in this case. The case is in the initial stages and once the case is at issue, the Company intends to pursue resolution through mediation. Management believes that there is a low likelihood of an unfavorable outcome.

EMPLOYMENT CONTRACT

The Company entered into an employment agreement with its Chief Executive Officer which expires in December 2008 and is renewable for additional 3-year term. The employment agreement provides for an annual base salary of $239,800 with a 10% increase in his base salary annually. The Company has the obligation to pay the Chief Executive Officer's compensation through December 31, 2008 in the event 1) it terminates the employment without cause, 2) of the death of the Chief Executive Officer, and 3) of the consummation of a merger or disposition of substantially all assets of the Company. In January 2009, this agreement automatically renews for an additional 3-year term.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

OPERATING LEASES

The Company entered into a new lease effective November 2006. The monthly base rent amounts to $12,667 per month and matures in December 2011.

Future annual minimum payments, net of sublease income, required under operating lease obligations at December 31, 2008 are as follows:

                               Future Minimum
                               Lease Payments
                               --------------
         2010 .............       $152,000
         2011 .............       $139,000

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during fiscal 2008 and 2007 amounting $40,200 and $12,500, respectively. The rental property was used for temporary employee housing during fiscal year 2008 and 2007, respectively.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

During the year ended December 31, 2008, the Company recorded a liability related to unpaid payroll taxes for the period May 16, 2008 to December 31, 2008 for approximately $665,000 and since that date through March 31, 2009 the amount has increased to $946,000. This amount has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 13 - SUBSEQUENT EVENTS

The Company is a party to litigation in Cole County, Missouri, Case No. 07AC-CC01045, which was filed on November 15, 2007 by a lessor related to an aircraft lease agreement entered into by the Company in July 2007. This lawsuit arose out of the early termination of the aircraft lease agreement by the Company. In January 2009, the Company formally settled for $100,000 payable in five equal monthly installments. The Company made settlement payments for a total amount of $40,000 between February 2009 and March 2009.

In January 2009 we entered into a note extension agreement with a holder of $100,000 principal amount 10% convertible unsecured promissory debenture whereby the due date of this note was extended from September 2008 to maturity date of September 2009. Additionally, based on this agreement, the current conversion price has been reset to $0.16 and exercise price of warrants related to this note has been reset to $0.20.

In January 2009, the Company issued 489,896 shares in connection with the payment of accrued interest as of December 31, 2008 of approximately $77,000 on the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to approximately $77,000 or $0.16 per share.

In January 2009, the Company granted 400,000 restricted shares of common stock in connection with an investor relations agreement. The Company valued these common shares at the fair market value on the date of grant at $0.22 per share or $88,000 and has been recognized as stock based consulting expense.

                        SPARE BACKUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

NOTE 13 - SUBSEQUENT EVENTS (continued)

In January 2009, the Company entered into a finder's fee agreement. The Company will pay a 10% commission of the gross cash proceeds received and warrants to purchase common stock of the Company equal to 10% of the shares sold via their efforts. The warrants are exercisable at a price of $0.20 per share. The warrants expire three years from the date of grant.

Between January 2009 and March 2009, the Company issued in aggregate 8% 18-month convertible promissory notes amounting to $803,000. In connection with the issuance of these convertible notes payable the Company granted 5,018,750 warrants to investors exercisable at a price of $0.20 per share for a period of two years. In addition, the Company paid cash commissions of approximately $80,000 and granted 602,250 five year common stock purchase warrants to its placement agent at an exercise price of $0.20.

Between January 2009 and February 2009, the Company issued in aggregate 1,500,000 five-year stock options to purchase common stock to the Company's CEO (650,000 stock options), board of directors (500,000 stock options) and to certain employees (350,000 stock options) of the Company for services rendered. The Company valued these options utilizing the Black-Scholes options pricing model at $0.18 per share or approximately $270,000.

In February 2009, the Company entered into a 1 year marketing agreement with Cydcor Inc. whereby Cydcor will market the Company's services and perform marketing campaigns as it may determine from time to time. Cydcor will be paid in a commission basis on all customer orders that has an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month. In addition, the Company granted 250,000 three-year stock options to purchase common stock to Cydcor. The Company valued these options utilizing the Black-Scholes options pricing model at $0.09 per share or approximately $23,000.

In February 2009, the Company issued in aggregate 700,000 five-year stock options to purchase common stock for legal services with a vesting period of 12 months. The Company valued these options utilizing the Black-Scholes options pricing model at $0.24 per share or approximately $133,000.

Between January 2009 and March 2009, the Company issued in aggregate 1,875,000 shares pursuant to a private placement which generated gross proceeds of approximately $300,000. In connection with this private placement, the Company issued 1,875,000 warrants exercisable at a price of $0.20 per share. The warrants expire three years from the date of grant.

In March 2009, the Company issued 100,000 restricted shares of common stock for investor relations services. The Company valued these common shares at the fair market value on the date of grant at $0.24 per share or $24,000 and has been recognized as stock based consulting expense.

In March 2009, the Company issued 375,000 shares in connection with the conversion of 10% Convertible Senior Unsecured promissory notes with a principal amount of $60,000. The fair value of such shares issued amounted to approximately $60,000 or $0.16 per share.