Form 10-Q
period 2009-03-31
SPARE BACKUP, INC.
filed 2009-05-19
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

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

Large accelerated filer          [ ]             Accelerated filer           [ ]
Non-accelerated filer            [ ]             Smaller reporting company   [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 110,266,146 shares of common stock are issued and outstanding as of May 4, 2009.

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. .............................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. .......................................  23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  34

Item 4T  Controls and Procedures. ..........................................  34

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  34

Item 1A. Risk Factors. .....................................................  34

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  35

Item 3.  Defaults Upon Senior Securities. ..................................  35

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  35

Item 5.  Other Information. ................................................  35

Item 6.  Exhibits. .........................................................  36


                           OTHER PERTINENT INFORMATION

When used in this report, the terms "Spare Backup," the Company", " we", "our", and "us" refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiary.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2008 including the risks described in
Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                                SPARE BACKUP, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                                                                                   Year ended
                                                              March 31, 2009    December 31, 2008
                         ASSETS                                 (Unaudited)           (1)
                                                              --------------    -----------------
Current Assets:
  Cash ..................................................      $          -       $     18,946
  Accounts receivable ...................................            40,469            132,389
  Prepaid marketing expense .............................           324,415             97,630
                                                               ------------       ------------
     Total current assets ...............................           364,884            248,965

  Property and equipment, net of accumulated depreciation         1,062,201          1,093,732
  Other assets ..........................................           229,635             56,985
                                                               ------------       ------------

     Total Assets .......................................      $  1,656,720       $  1,399,682
                                                               ============       ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Overdraft liability ...................................      $    128,803     $            -
  Accounts payable and accrued expenses .................         2,678,594          2,834,230
  Accrued payroll taxes .................................           946,499            664,922
  8% Convertible promissory notes, net of debt discount
     of $21,477 and $0, respectively ....................         2,528,523          2,500,000
  10% Convertible promissory notes, net of debt discount
     of $38,867 and $74,992, respectively ...............           752,133            776,008
  Accrued interest on convertible promissory notes ......            83,281             78,338
  Derivative liabilities ................................           702,594                  -
  Deferred revenue ......................................           789,218            240,436
  Due to stockholder ....................................            15,000             15,000
                                                               ------------       ------------

     Total Current Liabilities ..........................         8,624,645          7,108,934

  8% Convertible promissory notes, net of debt discount
     of $756,770 and $59,679, respectively ..............           246,230            190,321
                                                               ------------       ------------

     Total Liabilities ..................................         8,870,875          7,299,255

Stockholders' Deficit:
  Preferred stock; $.001 par value, 5,000,000 shares
     authorized, 50,000 issued and outstanding ..........                50                 50
  Common stock; $.001 par value, 300,000,000 shares
     authorized, 108,433,626 and 105,193,730 issued and
     outstanding, respectively ..........................           108,434            105,194
  Additional paid-in capital ............................        84,663,157         82,772,427
  Accumulated deficit ...................................       (91,985,796)       (88,777,244)
                                                               ------------       ------------

     Total Stockholders' Deficit ........................        (7,214,155)        (5,899,573)
                                                               ------------       ------------

     Total Liabilities and Stockholders' Deficit ........      $  1,656,720       $  1,399,682
                                                               ============       ============

(1) Derived from Audited Financial Statements

                    See Notes to Unaudited Consolidated Financial Statements.
                                               -3-

                        SPARE BACKUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                      2009             2008
                                                 -------------    -------------
                                                  (Unaudited)      (Unaudited)

Net Revenues .................................   $     455,589    $     203,060

Operating expenses:
  Research and development ...................         241,785          522,954
  Sales, general and administrative ..........       2,822,800        2,350,858
                                                 -------------    -------------

     Total operating expenses ................       3,064,585        2,873,812
                                                 -------------    -------------

     Operating loss ..........................      (2,608,996)      (2,670,752)
                                                 -------------    -------------

Other income (expense):
  Change in fair value of derivative
    liabilities ..............................        (143,503)               -
  Gain from debt settlement ..................         297,799           53,713
  Foreign currency gain ......................           6,903              582
  Interest expense ...........................        (201,664)        (787,266)
                                                 -------------    -------------
  Total other expense ........................         (40,465)        (732,971)
                                                 -------------    -------------

Net loss .....................................   $  (2,649,461)   $  (3,403,723)
                                                 =============    =============

Basic and diluted net loss per common share ..   $       (0.02)   $       (0.04)
                                                 =============    =============

Basic and diluted weighted average common
  shares outstanding .........................     106,816,011       78,553,471
                                                 =============    =============

            See Notes to Unaudited Consolidated Financial Statements.

                                    SPARE BACKUP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                              --------------------------
                                                                                  2009           2008
                                                                              -----------    -----------
                                                                              (Unaudited)    (Unaudited)
Cash flows from operating activities:
Net loss ..................................................................   $(2,649,461)   $(3,403,723)
Adjustments to reconcile net loss to net cash used in operating activities:
  Change in fair value of derivative liabilities ..........................       143,503              -
  Fair value of options and warrants issued to employees ..................       379,924        585,477
  Fair value of options issued to consultants .............................        33,583         29,000
  Fair value of warrants issued to consultants ............................        59,611              -
  Amortization of debt discount ...........................................        99,307        728,154
  Amortization of prepaid marketing expense ...............................        70,166        181,238
  Fair value of common stock issued in connection with services rendered ..       112,000        280,474
  Fair value of shares of preferred stock issued in connection with
    services rendered .....................................................             -             50
  Depreciation ............................................................       234,737        199,591
  Amortization of deferred financing costs ................................        19,980              -
  Gain from debt settlement ...............................................      (297,799)       (53,713)
Changes in operating assets and liabilities
  Accounts receivable .....................................................        91,920              -
  Prepaid expenses and other current assets ...............................      (296,951)             -
  Accounts payable, accrued expenses and accrued payroll taxes ............       423,740        (63,487)
  Deferred revenues .......................................................       548,782              -
  Accrued interest on convertible promissory notes ........................        82,377         59,112
                                                                              -----------    -----------

Net cash used in operating activities .....................................      (944,581)    (1,457,827)
                                                                              -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment .....................................      (203,206)      (133,712)
                                                                              -----------    -----------

Net cash used in investing activities .....................................      (203,206)      (133,712)
                                                                              -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of convertible promissory notes ..................       803,000         50,000
  Net proceeds from issuance of common stock for cash .....................       287,500        475,000
  Net proceeds from exercise of warrants ..................................             -        494,705
  Cash overdraft ..........................................................       128,803              -
  Proceeds from exercise of stock options .................................             -         69,887
  Payments of deferred financing costs ....................................       (90,462)             -
                                                                              -----------    -----------

Net cash provided by financing activities .................................     1,128,841      1,089,592
                                                                              -----------    -----------

 Decrease in cash .........................................................       (18,946)      (501,947)

Cash at beginning of period ...............................................        18,946        527,402
                                                                              -----------    -----------

Cash at end of period .....................................................   $         -    $    25,455
                                                                              ===========    ===========


Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ..................................   $         -    $         -
                                                                              ===========    ===========

  Cash paid during the year for taxes .....................................   $         -    $         -
                                                                              ===========    ===========

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants  and embedded conversion features issued in connection with the issuance of convertible promissory notes and
  corresponding debt discount .............................................   $   781,750    $    25,652
                                                                              ===========    ===========

Conversion of convertible promissory notes into shares of common stock ....   $    60,000    $         -
                                                                              ===========    ===========

Fair value of shares of common stock issued for payment of accrued interest   $    77,434    $    33,310
                                                                              ===========    ===========

                        See Notes to Unaudited Consolidated Financial Statements.
                                                   -5-

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form l0-Q. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes as of and for the year ended December 31, 2008, included in the Annual Report filed on Form l0-K.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2009, and the results of operations and cash flows for the three months ending March 31, 2009 has been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-K as filed with the Securities and Exchange Commission for the year ended December 31, 2008.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002 and has incurred net losses of approximately $2.6 million during the three months ended March 31, 2009. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 90,533,587 and 53,077,226 at March 31, 2009 and 2008, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at March 31, 2009 and 2008 are excluded from the loss per share computation for that period due to their antidilutive effect.

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At March 31, 2009, the Company had not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, deferred revenue and due to stockholder approximate their estimated fair values due to the short-term maturities of those financial instruments.

RECLASSIFICATION

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on the reported net loss.

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2009, management has determined that an allowance is not necessary.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of March 31, 2009. Instead, such amounts are included in the statement of operations under the caption "Research and development".

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2009.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has collected annual fees related to online back-up services. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of March 31, 2009 and December 31, 2008 amounted to $789,218 and $240,436, respectively, and will be recognized as revenue over the respective subscription period.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

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

In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - PREPAID MARKETING EXPENSE

Prepaid marketing expense reflects the marketing and sales commissions paid to sales agents for the 1 year prepaid subscriptions related to the Company's online back-up services. The prepaid marketing expense is being amortized over the term of the respective subscription sold in accordance with SAB 104 whereby incremental direct cost are recognized in earnings in the same pattern as revenue is recognized. During the three months ended March 31, 2009 and 2008, amortization of prepaid marketing amounted to $70,166 and $181,238, respectively and was recorded as sales, general and administrative expense in the accompanying statement of operations. On March 31, 2009, and December 31, 2008, prepaid marketing amounted to $324,415 and $97,630.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                      March 31,     December 31,
                                   Estimated life       2009            2008
                                   --------------   ------------    ------------

Computer and office equipment ..   3 to 5 years     $  2,819,853    $ 2,616,646

Leasehold improvements .........      5 years            202,298        202,298
                                                    ------------    -----------
                                                       3,022,151      2,818,944

Less: Accumulated depreciation .                      (1,959,950)    (1,725,212)
                                                    ------------    -----------
                                                    $  1,062,201    $ 1,093,732
                                                    ============    ===========

Depreciation expense amounted to $234,737 and $199,591 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 5 - OTHER ASSETS

In connection with the issuance of 8% 18-month convertible promissory notes, the Company paid cash commissions of approximately $38,000 and issued 150,000 five year common stock purchase warrants to its placement agent at an exercise price of $0.20 per share valued at approximately $21,000 (using the black scholes model) in December 2008. Between January 2009 and March 2009, the Company paid cash commissions of approximately $90,000 and issued 602,250 five year common stock purchase warrants to its placement agent at an exercise price of $0.20 per share valued at approximately $102,000 (using the black scholes model). The commissions paid to a placement agent have been classified as other assets and will be amortized over the maturity date of the convertible notes.

Amortization of other assets- deferred financing costs amounted to approximately $20,000 and $0 for the three months ended March 31, 2009 and 2008, respectively, and is included in interest expense.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 6 - CONVERTIBLE PROMISSORY NOTES - CURRENT

Convertible promissory notes consist of the following as of:

                                                       March 31,    December 31,
                                                         2009           2008
                                                     ------------   ------------
8% Convertible promissory notes, bearing interest
at 8% per annum, maturing between August 2009 and
February 2010. Interest payable commencing the
quarter ended December 31, 2007, payable within
thirty (30) days of the end of the quarter.
Interest may be paid in cash or common stock at
the option of the Company. Interest paid in common
stock will be calculated at ninety percent (90%)
of the average closing price for the common stock
for the five (5) trading days preceding the
interest payment date. The promissory notes are
convertible at any time at the option of the
holder, into shares of common stock at a effective
conversion rate ranging from $0.16 and $0.25. ....   $  2,550,000   $ 2,500,000

Less: unamortized discount .......................        (21,477)           (-)
                                                     ------------   -----------
Convertible promissory notes-short-term ..........   $  2,528,523   $ 2,500,000
                                                     ============   ===========

During the three months ended March 31, 2009, the Company classified $50,000 8% convertible promissory note from long-term to short-term along with the debt discount of $21,477.

10% Convertible promissory notes, bearing interest
at 10% per annum, maturing three to twelve months
from the date of closing. Interest payable
commencing the quarter ended September 30, 2008,
payable within thirty (30) days of the end of the
quarter. Interest may be paid in cash or common
stock at the option of the Company. Interest paid
in common stock will be calculated at the volume
weighted average price for the common stock for
the ten (10) trading days preceding the interest
payment date. The promissory notes are convertible
at any time at the option of the holder, into
shares of common stock at a rate ranging from
$0.16 to $0.25. ..................................   $    791,000   $   851,000

Less:  unamortized discount ......................        (38,867)      (74,992)
                                                     ------------   -----------
Convertible promissory notes-short-term ..........   $    752,133   $   776,008
                                                     ============   ===========

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 6 - CONVERTIBLE PROMISSORY NOTES - CURRENT (continued)

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 6 - CONVERTIBLE PROMISSORY NOTES - CURRENT (continued)

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

The holders are entitled to convert all or any portion of the principal amount of the 10% Debenture and accrued but unpaid interest into securities that the Company may offer in a subsequent financing of $5,000,000 or more. In the event the 10% Debentures have not been converted into the securities offered in such subsequent financing because the financing has not closed prior to the due date of the debentures, the Company is required to redeem 1/12th of the principal amount of the 10% Debentures every month beginning on August 1, 2008 at a redemption price equal to the face value of the debentures plus accrued but unpaid interest. At the option of the holders the redemption price is payable in cash or shares of our common stock valued at 90% of the VWAP (as that term is defined in the 10% Debenture). The Company has reassessed at March 31, 2009, the number of authorized but unissued shares and taking into consideration the floorless feature in connection with this redemption provision and has concluded that the Company has sufficient authorized shares to satisfy the maximum number of equivalent shares that could be settled in stocks.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 6 - CONVERTIBLE PROMISSORY NOTES - CURRENT (continued)

In September 2008, $691,000 principal amount of the 10% Convertible Senior Unsecured Promissory Debentures have already become due. The Company has not redeemed the required monthly redemption beginning in September 2008. Between October 2008 and January 2009, the Company entered into a note extension agreements with the holders of $496,000 principal amount 10% Convertible Senior Unsecured promissory debentures whereby the due dates of those notes were extended from September 2008 to maturity dates between August 2009 and September 2009. Additionally, based on these agreements, the current conversion price has been reset to $0.16 and exercise price of warrants related to this note has been reset to $0.20. As of March 31, 2009, the Company has approximately $230,000 principal amount of the 10% notes that are past due.

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

In March 2009, the Company issued 375,000 shares in connection with the conversion of 10% Convertible Senior Unsecured promissory notes with an aggregate principal amount of $60,000. The fair value of such shares issued amounted to approximately $60,000 or $0.16 per share.

Total amortization of debt discounts for the convertible promissory notes - current amounted to approximately $36,000 and $727,000 for the three months ended March 31, 2009 and 2008, respectively, and is included in interest expense.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 7 - DERIVATIVE LIABILITIES

At its June 25, 2008 meeting, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force Issue 07-5 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5). The adoption of EITF 07-5's requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("round-down" provisions). Warrants with such provisions will no longer be recorded in equity. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.

Instruments with round-down protection are not considered indexed to a company's own stock under EITF 07-5, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. The appendix to the Consensus contains an example (example 8) of warrants with round-down provisions that concludes they are not indexed to the company's owned stock. A round-down provision may be viewed by some as a form of guarantee provided to the holder of the instrument, which is inconsistent with equity classification.

EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of this Issue and the amounts recognized in the statement of financial position at initial application of this Issue. The amounts recognized in the statement of financial position as a result of the initial application of this Issue shall be determined based on the amounts that would have been recognized if the guidance in this Issue had been applied from the issuance date of the instrument.

Since the Company did not previously account for warrants with round-down provisions as a liability in previously issued financial statements earlier application of EITF 07-5 is not permitted.

The Company recorded a cumulative effect of a change in accounting principle as of January 1, 2009 in the amount of the estimated fair value of such warrants and embedded conversion features and will record future changes in fair value in results of operations. Based on fair value computations of estimated fair value, using a $0.18 closing stock price on December 31, 2008 there would be a cumulative effect of approximately $559,000 as of January 1, 2009, which would be recorded as a credit to derivative liability and debit to accumulated deficit.

The variation in fair value of the derivative liabilities between measurement dates amounted to an increase of approximately $144,000 during the three months ended March 31, 2009. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 8 - CONVERTIBLE PROMISSORY NOTES - LONG TERM

Convertible promissory notes consist of the following as of:

                                                       March 31,    December 31,
                                                         2009           2008
                                                     ------------   ------------
8% Convertible promissory notes, bearing interest
at 8% per annum, maturing between February 2010
and September 2010. The promissory notes are
convertible at any time at the option of the
holder, into shares of common stock at a effective
conversion rate of $0.16. ........................   $  1,003,000   $   250,000

Less: unamortized discount .......................       (756,770)      (59,679)
                                                     ------------   -----------
Convertible promissory notes-long term ...........   $    246,230   $   190,321
                                                     ============   ===========

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

Between January 2009 and March 2009, the Company issued 8% 18-month convertible promissory notes amounting to $803,000. In connection with the issuance of these convertible notes payable, the Company granted 5,018,750 warrants to investors exercisable at a price of $0.20 per share for a period of two years. The note payable bears 8% interest per annum. The principal and any unpaid accrued interest thereon shall be due and payable on the date which is 18 months from the date of issuance. This promissory note is convertible at $0.16 per share of common stock. The Company recognized a total debt discount of approximately $781,750 in connection with the issuance of these 8% convertible notes. In addition, the Company paid cash commissions of approximately $90,000 and issued 602,250 five year common stock purchase warrants to its placement agent at an exercise price of $0.20 per share valued at approximately $102,000 (using the black scholes model) which has been classified as other assets and will be amortized over the maturity date of the convertible notes.

Total amortization of debt discounts for the convertible promissory notes - long term amounted to approximately $63,000 and $1,000 for the three months ended March 31, 2009 and 2008, respectively, and is included in interest expense.

NOTE 9 - STOCKHOLDERS' DEFICIT

On August 15, 2008, the Company obtained through a vote of majority of its shareholders the approval to increase the authorized common shares from 150,000,000 to 300,000,000 shares of common stock at $0.001 par value and approval for a 1-for-10 reverse stock split of its issued and outstanding common stock.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 9 - STOCKHOLDERS' DEFICIT (continued)

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

ISSUANCE OF COMMON STOCK PURSUANT TO THE PAYMENT OF INTEREST ON THE CONVERTIBLE DEBT

In January 2009, the Company issued 489,896 shares in connection with the payment of accrued interest as of December 31, 2008 of the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to approximately $77,000 or $0.16 per share.

ISSUANCE OF COMMON STOCK PURSUANT TO SERVICES PERFORMED

In January 2009, the Company granted 400,000 restricted shares of common stock in connection with an investor relations agreement. The Company valued these common shares at the fair market value on the date of grant at $0.22 per share or $88,000 and has been recognized as stock based investor relations expense.

In March 2009, the Company issued 100,000 restricted shares of common stock for investor relations services. The Company valued these common shares at the fair market value on the date of grant at $0.24 per share or $24,000 and has been recognized as stock based investor relation expense.

ISSUANCE OF COMMON STOCK PURSUANT TO CONVERSION OF CONVERTIBLE PROMISSORY NOTES

In March 2009, the Company issued 375,000 shares in connection with the conversion of 10% Convertible Senior Unsecured promissory notes with a principal amount of $60,000. The fair value of such shares issued amounted to approximately $60,000 or $0.16 per share.

ISSUANCE OF COMMON STOCK PURSUANT TO PRIVATE PLACEMENTS

Between January 2009 and March 2009, the Company issued in aggregate 1,875,000 shares pursuant to a private placement which generated gross proceeds of approximately $300,000. In connection with this private placement, the Company issued 1,875,000 warrants exercisable at a price of $0.20 per share. The warrants expire three years from the date of grant. In connection with these private placements, the Company paid commissions to its placement agent of approximately $12,500 in cash.

NOTE 10 - STOCK OPTIONS AND WARRANTS

WARRANTS

During the three months ended March 31, 2009, the Company granted a three-year warrant to purchase 993,528 shares of common stock to a consultant in connection with a general business and marketing advisory agreement. These warrants are exercisable at $0.20 per share. The Company valued these options utilizing the Black-Scholes options pricing model ranging at $0.06 per share or approximately $60,000 and recorded a stock-based consulting expense for the three months ended March 31, 2009.

Between January 2009 and March 2009, the Company granted a three-year warrant to purchase 1,875,000 shares of common stock to investors in connection with private placements. These warrants are exercisable at $0.20 per share.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 10 - STOCK OPTIONS AND WARRANTS (continued)

Between January 2009 and March 2009, the Company issued 8% 18-month Convertible promissory notes amounting to $803,000. In connection with the issuance of these convertible notes payable, the Company granted 5,018,750 two year common stock purchase warrants to investors at an exercise price of $0.20 per share. In addition, the Company paid commission and issued 602,250 five year common stock purchase warrants to its placement agent at an exercise price of $0.20 per share valued at approximately $102,000 (using the black scholes model) which has been included in other assets.

Stock warrant activity for the three months ended March 31, 2009 is summarized as follows:

                                               Three months ended March 31, 2009
                                               ---------------------------------
                                                 Number of    Weighted Average
                                                 Warrants      Exercise Price
                                                ----------    ----------------

Balance at beginning of year ..............     38,970,879        $   0.38
Granted ...................................      8,489,528            0.20
Exercised .................................              -               -
Expired ...................................              -               -
                                                ----------        --------
Balance at end of period ..................     47,460,407        $   0.38
                                                ==========        ========

Warrants exercisable at end of period .....     47,460,407        $   0.38
                                                ==========        ========

Weighted average fair value of
warrants granted for the period ...........                       $   0.20

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

In February 2009, the Company entered into a 1 year marketing agreement with Cydcor Inc. whereby Cydcor will market the Company's services and perform marketing campaigns as it may determine from time to time. Cydcor will be paid in a commission basis on all customer orders that has an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month. In addition, the Company granted 250,000 three-year stock options to purchase common stock to Cydcor. The Company valued these options utilizing the Black-Scholes options pricing model at $0.09 per share or approximately $23,000 and recorded marketing expense for the three months ended March 31, 2009.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 10 - STOCK OPTIONS AND WARRANTS (continued)

In February 2009, the Company issued in aggregate 700,000 five-year stock options to purchase common stock for legal services with a vesting period of 12 months. The Company valued these options utilizing the Black-Scholes options pricing model at $0.24 per share or approximately $133,000. For the three months ended March 31, 2009, total stock-based legal expense charged to operations amounted to approximately $11,000. At March 31, 2009, there was approximately $122,000 of total unrecognized legal expense related to non-vested option-based compensation arrangements.

For the three months ended March 31, 2009, the Company granted 2,630,000 five-year stock options to purchase common stock to employees (including 1,150,000 options granted to the Company's Chief Executive Officer and two directors of the Company) at exercise prices ranging from $0.18 to $0.19 per share. For the three months ended March 31, 2009 and 2008, total stock-based compensation charged to operations for option-based arrangements amounted to approximately $380,000 and $585,000, respectively. At March 31, 2009, there was approximately $387,000 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

Stock option activity for the three months ended March 31, 2009 is summarized as follows:

                                               Three months ended March 31, 2009
                                               ---------------------------------
                                                 Number of    Weighted Average
                                                  Options      Exercise Price
                                                ----------    ----------------

Balance at beginning of year ..............     19,041,930        $   0.29
Granted ...................................      3,580,000            0.20
Exercised .................................              -               -
Expired ...................................        (35,000)           0.30
                                                ----------        --------
Balance at end of period ..................     22,586,930        $   0.27
                                                ==========        ========

Options exercisable at end of period ......     20,018,598        $   0.28
                                                ==========        ========

Weighted average fair value of
options granted for the period ............                       $   0.19

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

                                                    March 31,
                                           --------------------------
                                               2009          2008
                                           -----------    -----------
         Expected volatility ..........     75% - 111%     70% - 81%
         Expected term ................     3-5 Years       5 Years
         Risk-free interest rate ......    1.40%-1.88%    2.36%-3.00%
         Expected dividend yield ......         0%            0%

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is a party to litigation in Cole County, Missouri, Case No. 07AC-CC01045, which was filed on November 15, 2007 by a lessor related to an aircraft lease agreement entered into by the Company in July 2007. This lawsuit arose out of the early termination of the aircraft lease agreement by the Company. In January 2009, the Company formally settled for $100,000 payable in five equal monthly installments. The Company has an outstanding balance of approximately $398,000 which has been included in accounts payable prior to this settlement. The Company has recognized a gain from debt settlement of approximately $298,000 for the three months ended March 31, 2009. The Company made settlement payments for a total amount of $40,000 between February 2009 and March 2009.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company for the three months ended March 31, 2009 and 2008 amounting $7,500 and $7,500, respectively, which approximated fair rental value. The rental property was used for temporary employee housing for the three months ended March 31, 2009 and 2008.

NOTE 13 - ACCRUED PAYROLL TAXES

As of March 31, 2009, the Company recorded a liability related to unpaid payroll taxes for the period from May 16, 2008 to March 31, 2009 for approximately $946,000 and since that date through April 30, 2009 the amount has increased to $1,066,000. This amount has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 14 - SEGMENTS

During the three months ended March 31, 2009 and 2008, the Company operated in one segment. The percentages of sales by geographic region for the three months ended March 31, 2009 and 2008 were approximately:

                                    2009      2008
                                    ----      ----

         United States .......       19%       24%
         Europe ..............       81%       76%

NOTE 15 - SUBSEQUENT EVENTS

Between April 1, 2009 and May 7, 2009, the Company issued in aggregate 1,318,750 common shares pursuant to a private placement which generated gross proceeds of approximately $211,000. In connection with this private placement, the Company issued 1,318,750 warrants exercisable at a price of $0.20 per share. The warrants expire three years from the date of grant. The Company will pay a finder's fee $1,500 in connection with this private placement.

In April 2009, the Company entered into a note extension agreement with a holder of $200,000 principal amount 10% convertible unsecured promissory debenture whereby the due date of this note was extended from September 2008 to maturity date of January 2010. Additionally, based on this agreement, the current conversion price has been reset to $0.16 and exercise price of warrants related to this note has been reset to $0.20.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 15 - SUBSEQUENT EVENTS (continued)

In April 2009, the Company entered into note extension agreements with four holders of an aggregate principal amount of $136,000 10% convertible unsecured promissory debenture whereby the due dates of these notes were extended from August 2009 to maturity date of January 2010. Additionally, based on this agreement, the current conversion price has been reset to $0.20 and exercise price of warrants related to these notes have been reset to $0.20.

In April 2009, the Company issued 354,134 shares in connection with the payment of accrued interest as of March 31, 2009 of approximately $71,000 on the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to approximately $71,000 or $0.20 per share.

In April 2009, the Company issued 100,000 restricted shares of common stock for investor relations services. The Company valued these common shares at the fair market value on the date of grant at $0.22 per share or $22,000 and has been recognized as stock based consulting expense.

On April 24, 2009, the Company issued in aggregate 60,000 shares of common stock to three employees of the Company for services rendered. The fair value of such shares amounted to approximately $11,000 and has been recognized as stock based compensation expense.

In April 2009, the Company issued in aggregate 300,000 five-year stock options to purchase common stock to certain employees of the Company. The Company valued these options utilizing the Black-Scholes options pricing model ranging from $0.14 to $0.17 per share or approximately $45,000.

Between April 1, 2009 and May 7, 2009, the Company issued in aggregate 8% 18-month convertible promissory notes amounting to $190,000. In connection with the issuance of these convertible notes payable the Company granted 1,187,500 warrants to investors exercisable at a price of $0.20 per share for a period of two years. In addition, the Company paid cash commissions plus incidental expenses of approximately $20,500 and granted 142,500 five year common stock purchase warrants to its placement agent at an exercise price of $0.20.

Between April 1, 2009 and May 7, 2009, the Company issued in aggregate 8% 18-month convertible promissory notes amounting to $135,000. In connection with the issuance of these convertible notes payable the Company granted 843,750 warrants to investors exercisable at a price of $0.20 per share for a period of two years. There were no commissions on this issuance.

In May 2009, the Company entered into a financial representative agreement with a broker-dealer this is a member of FINRA to act as the Company's exclusive agent on a best efforts basis in the sale of its securities and to provide advisory services related to mergers and acquisitions. The Company paid a non refundable retainer of $45,000 and issued the firm 500,000 five-year warrant to purchase common stock at an exercise price of $0.01 as compensation for services. Additionally, the Company will pay a commission and other fees based upon the gross cash proceeds which may be received by the Company from the sale of its securities. Mr. Robert Binkelle, a member of the Company's Board of Directors, is an employee of this firm.

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

         During the three months ended March 31, 2009, we spent significant resources, both financial and management time, in implementing our distribution model and broadening our partnership relationships the accomplishment of these goals. These costs included approximately $552,000 (including sales commissions of $145,000) for sales and marketing advertising and non cash business development expenses as well as approximately $210,000 of travel and travel related expenses, and approximately $195,000 of costs associated with technology service which includes engineering development, software and hardware related to the ongoing provision of our services. During the first quarter of fiscal 2009 we also spent approximately $242,000 on research and development. The research and development expenses were primarily related to compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products.

         Going forward in fiscal 2009 we are now seeing results from our DSGI launch, as we are seeing significant monthly increases in our subscription revenue business. In the second quarter of fiscal 2009, we are launching in the Curry's chain of stores, and we plan on launching in other countries by third quarter of fiscal 2009. Curry's is one of the companies operated by DSGI.

         We are also spending significant time with our new partner Cydcor, which has over 3,000 door to door sales people starting to sell our SMB products. In February 2009, we entered into a 1 year marketing agreement with Cydcor Inc. whereby Cydcor will market our services and perform marketing campaigns as it may determine from time to time. We paid Cydcor a one-time marketing fee of $75,000 and Cydcor will be paid in a commission basis on all customer orders that has an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month.

         Subject to the availability of sufficient working capital, while it is likely we will continue to expend research and development costs during fiscal 2009, we also anticipate that our sales and marketing and related expenses such as sales commissions will be higher compared to 2008 levels, including with respect to our ongoing relationships with DSG International and our new partner Cydcor as our sales increase.

         Our sales, general and administrative expenses remain high. Notwithstanding that approximately $890,000 of our selling, general and administrative expenses for the three months ended March 31, 2009 are non-cash expenses, our net revenues are not sufficient to pay our operating costs and we have historically relied upon the sale of debt and equity securities to fund our business. During the three months ended March 31, 2009 we raised net proceeds of approximately $1,090,500 in working capital through the issuance of long term notes and the sale of common stock. We paid cash commissions of approximately $90,000 and issued 602,250 five year common stock purchase warrants to our placement agent in connection with the issuance of long term notes. Subsequent to March 31, 2009, we have raised approximately $211,000 from the sale of our common stock, and borrowed an aggregate of $325,000 under an 18 month note whereby we paid cash commissions plus incidental expenses of approximately $20,500 and granted 142,500 five year common stock purchase warrants to our placement agent in connection with the long term notes.

         Perhaps the greatest challenge facing our company for the remainder of fiscal 2009 is our ability to satisfy our continuing capital needs. We will need to raise significant additional capital during 2009 to fund our operating expenses until such time, if ever, that our revenues are sufficient. In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $3,341,000 which are either current past due or which are due in the next 12 months. Currently, there are $230,000 principal amount of the 10% notes which have already become due in September 2008 and February 2009, $611,000 principal amount of the 8% and 10% notes which becomes due between July 2009 and February 2010, and $2,500,000 of the 8% notes of short term debts becomes due in August 2009. The Company has not redeemed the required monthly redemption beginning in September 2008 in connection with the 10% Convertible Senior Unsecured promissory notes amounting to $230,000. Additionally, there are $1,328,000 principal amount of the 8% long term notes which becomes due between June 2010 and November 2010.

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

         In addition to these debt obligations, at March 31, 2009, we owe approximately $946,000 of unpaid payroll taxes and we have accrued an additional approximate $120,000 through April 30, 2009.

         We do not have sufficient cash to repay these obligations or past-due taxes and there are no assurances that the holders of our short-term debt will convert prior to the due dates of the obligations. We are also a defendant in a number of lawsuits, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, in which the various plaintiffs are seeking an aggregate of approximately $1,040,000 in addition to pre-judgment interest and court costs. While we are hopeful that we will prevail in some or all of these pending suits, if we are found liable in any of these actions, in addition to the attorney's fees we are incurring, we will be required to pay the various plaintiffs substantial sums.

         In May 2009, we entered into a financial representative agreement with a broker-dealer and member of FINRA whereby we engaged that firm to assist us in a best efforts private offering of our securities as well as providing advisory services to us in connection with potential mergers or acquisitions. A member of our Board of Directors is an employee of this firm. Under the terms of the agreement, we paid the firm a non refundable retainer of $45,000 and issued it 500,000 five-year warrant to purchase common stock at an exercise price of $0.01 as compensation for services. If the firm is successful in assisting us in a capital raise, we agreed to pay that firm certain additional fees based upon the proceeds we might received from an offering.

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

GOING CONCERN

         We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $92 million since inception through March 31, 2009. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we can offer no assurances that we will be successful in raising working capital as needed particularly in the current economic climate. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements included elsewhere in this quarterly report. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition.

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

         The Company has collected annual fees related to online back-up services. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of March 31, 2009 and December 31, 2008 amounted to $789,218 and $240,436, respectively, and will be recognized as revenue over the respective subscription period.

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

         In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No.99 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

NET REVENUES

         Our net revenues increased substantially during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. These increases in revenues reflects the increased in subscriptions and the offering of our 1 year prepaid subscriptions primarily attributable to the establishment of an international partner relationship with DSG. For the three months ended March 31, 2009, approximately 81% of our total net revenues were primarily attributable to the establishment of an international partner relationship with DSG International focusing in Europe. During the three months ended March 31, 2009, we have recognized earned revenues of approximately $181,000 from our 1 year prepaid subscriptions sold in fiscal 2008 and first quarter of fiscal 2009. We did not have comparable revenues during the three months ended March 31, 2008. Unearned/deferred revenue as of March 31, 2009 amounted to $789,218 and will be recognized as revenue over the respective service period. Although we realized net revenues related to the DSG International relationship, a significant portion of such net revenues was not received by us whereby certain percentage of such revenues generated from DSG International partner relationship were paid as sales commissions amounting to approximately $145,000 during the three months ended March 31, 2009.

TOTAL OPERATING EXPENSES

         Our total operating expenses for the three months ended March 31, 2009 increased approximately 7% from the three months ended March 31, 2008. Our operating expenses included expenses related to research and development and sales, general and administrative expenses. Below provide certain information regarding our operating expenses:

Research and development

         Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. We spent $241,785 on research and development expenses for the three months ended March 31, 2009 as compared to $522,954 for the three months ended March 31, 2008.

Research and development expenses represented approximately 8% of our total operating expenses for the three months ended March 31, 2009 and 18% for same period in 2008. Our research and development expenses for the three months ended March 31, 2009 include costs associated to compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products.

         The decrease in our research and development expenses when compared to the comparable period in 2008 is primarily attributable to decreased use of consultants for research and development of our product as we have finished developing our core product and also decrease in non-cash expenses of $134,000 which represents the fair value of stock issued to a key employee in lieu of cash compensation during the three months ended March 31, 2008. Subject to the availability of sufficient working capital, we anticipate that we will continue to incur research and development expenses in future periods as a result of the addition of new features, the launch of new versions of our products and the expansion of our engineering staff, however we are not able at this time to quantify the amount of such expenditures.

Sales, General, and Administrative Expenses

         For the three months ended March 31, 2009, our selling, general and administrative expenses were $2,822,800 as compared to $2,350,858 for same period in 2008, an increase of $471,942, or approximately 20%. Sales, general and administrative expenses represented approximately 92% and 82%, respectively, of our total operating expenses for the three months ended March 31, 2009 and 2008.

         The following table provide certain information on the approximate amounts of components of our sales, general and administrative expenses for each of the periods:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                              ----------------------
                                                 2009         2008
                                              ---------    ---------
         Sales, marketing, advertising
           and business development .....     $ 762,000    $ 351,000
         Employee related costs .........     $ 744,000    $ 653,000
         Technology service .............     $ 195,000    $ 197,000
         Non-cash expenses ..............     $ 675,000    $ 838,000
         General overhead expenses ......     $ 447,000    $ 312,000

         o The sales and marketing and advertising and business development expenses increased approximately 117% during the three months ended March 31, 2009 to approximately $762,000 from approximately $351,000 during the same period in 2008. Sales and marketing, advertising and business development expenses which includes sales commissions and costs associated with the various marketing programs discussed earlier as well as travel and travel related expenses associated with our efforts to further develop and broaden our OEM partner base. The increase in sales and marketing, advertising and business development expenses was primarily attributable to an increase in sales commissions to DSG International based upon a percentage of the revenue volume generated via their efforts. The increase in sales commissions reflects the increase in revenues during the three months ended March 31, 2009. In addition, we have prepaid Cydcor, our new partner, a one time marketing fee of $75,000 of which approximately $50,000 has already been amortized as marketing expense. This increase is also attributable to an increase in business development expense. During first quarter of fiscal 2009, we issued 500,000 shares to consultants for public relations services valued at approximately $112,000. We presently anticipate that travel expenses for the remainder of fiscal 2009 will be relatively constant or slightly higher from fiscal 2008 as it could vary depending upon our expansion in Europe. We anticipate that we will continue to incur sales, marketing, and commission expenses which are calculated based upon a percentage of the revenue volume generated from DSG International partner relationship and Cydcor during the remainder of fiscal 2009, we are not able to quantify the amount of such expenses,

         o Employee related costs which includes salaries and employee costs, recruiting expenses, 401k contributions and stock based compensation increased approximately 14% during the three months ended March 31, 2009 to approximately $744,000 from approximately $653,000 during the same period in 2008. This increase is attributable to regular annual increases in compensation levels of certain of our employees. Subject to the availability of sufficient working capital, we anticipate that we will hire additional software engineers and other staff to support our projected growth. Our offices are in a geographic location which is not tech heavy and we face competition in hiring qualified employees and consultants. Our experience has been that in order to recruit qualified employees we are required to pay recruiting expenses and offer relocation packages. If we are able to hire the personnel we presently deem necessary, our selling, general and administrative expenses will increase although we are presently unable to quantify the amount of projected increase,

         o Technology service which includes engineering development, software and hardware related to the ongoing provision of our services. Technology service slightly decreased by $2,000, or approximately 1% to $195,000 during the three months ended March 31, 2009 from $197,000 for the same period in 2008. We anticipate that these costs will be relatively constant during the remainder of 2009 from fiscal 2008 levels and that as we increase the number of paid subscribers our cost per customer for delivering service will be reduced as we spread the expense over a greater number of subscribers, and

         o Non-cash expense which includes option expense associated with options granted to our executive officers and other employees during the three months ended March 31, 2009 and 2008 ($380,000 and $585,000, respectively), depreciation ($235,000 and $200,000, respectively) and stock based consulting fees ($60,000 and $53,000, respectively).

         During the three months ended March 31, 2009 and 2008 we recorded non-cash expenses of approximately $235,000 and $200,000, respectively, related to depreciation expenses. The increase is primarily attributable to the purchase of computer equipment and software for the continued expansion of our technological infrastructures as our subscribers increased,

         Options expense consists of the fair value of options issued to Executive officers and employees. During the three months ended March 31, 2009 and 2008 we recorded non-cash expenses of $379,924 and $585,477, respectively, related to stock-based compensation expense, of which approximately $177,000 was related to options granted to our CEO and $90,000 to our Directors during the first quarter of 2009. Under SFAS No. 123(R), which was effective January 1, 2006, companies are now required to measure the compensation costs of share-based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. This decrease is primarily attributable to the decrease in fair values (utilizing the Black Scholes model) at grant dates during the three months ended March 31, 2009 as compared to same period in 2008,

         During the three months ended March 31, 2009 and 2008, we issued stock, options and warrants to consultants as compensation for business advisory, marketing and public relations services to us. During the three months ended March 31, 2009 and 2008 we recorded non-cash expenses of $59,611 and $53,000, respectively, related to stock-based consulting expense. This represented a slight increase of $6,611, or approximately 12%, from the three months ended March 31, 2008,

         o Other general overhead expense includes rent, insurance, legal and accounting fees, utilities, and other general operating expenses. The increase in general overhead expense for three months ended March 31, 2009 is primarily attributable to increase in other professional fee and accounting fees due to increase accounting related services of approximately $59,000 and increase rent of approximately $36,000.

TOTAL OTHER EXPENSES

         Our total other expenses, net for the three months ended March 31, 2009 decreased $692,506, or approximately 94%, from the same period in 2008. The non-cash component of our total other expenses for the three months ended March 31, 2009 was approximately $263,000 as compared to $728,000 for the same period in 2008, a decrease of approximately 64%. The decrease in total other expenses was primarily attributable to the following:

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES AND DERIVATIVE LIABILITIES
EXPENSE

         Change in fair value of derivative liabilities and derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 07-5 to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase of approximately $144,000 during the three months ended March 31, 2009. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income. We did not have a comparable other expense during the same period in 2008 due to the adoption of EITF 07-5 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

         The adoption of EITF 07-5's requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("round-down" provisions). Warrants with such provisions will no longer be recorded in equity. Instruments with round-down protection are not considered indexed to a company's own stock under EITF 07-5, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

         So long as convertible instruments and warrants with round-down provisions that protect holders from declines in the stock price remain outstanding we will recognize other income or expense in future periods based upon the fluctuation of the market price of our common stock. This non-cash income or expense is reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

GAIN FROM DEBT SETTLEMENT

         We were a party to litigation filed on November 15, 2007 by a lessor related to an aircraft lease agreement entered into by the Company in July 2007. In January 2009, we formally settled for $100,000 payable in five equal monthly installments. We have an outstanding balance of approximately $398,000 which has been included in accounts payable prior to this settlement. We have recognized a gain from debt settlement of approximately $298,000 for the three months ended March 31, 2009. We made settlement payments for a total amount of $40,000 between February 2009 and March 2009.

FOREIGN CURRENCY GAIN

         Under the terms of our agreement with DSG International we are required to make certain payments in British Pound Sterling. Foreign currency gain of $6,903 and $582, respectively, for the three months ended March 31, 2009 and 2008.

INTEREST EXPENSE

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of deferred financing cost and interest on our convertible promissory notes. The decrease in interest expense during the three months ended March 31, 2009 when compared to the same period in 2008 is primarily attributable to the amortization of the debt discount amounting to approximately $728,000 associated with the 8% Convertible Subordinated Promissory Debenture.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between March 31, 2008 and December 31, 2008:

                                                           MARCH 31,    DECEMBER 31,      $ OF        % OF
                                                           2009 ($)       2008 ($)       CHANGE      CHANGE
                                                         ------------   ------------   -----------   ------
Working capital (deficit) ............................    (8,259,761)    (6,859,969)   (1,399,792)     -20%
Cash .................................................            -          18,946       (18,946)    -100%
Accounts receivable ............................. ....        40,469        132,389       (91,920)     -69%
Prepaid marketing expenses ...........................       324,415         97,630       226,785      100%
Total current assets .................................       364,884        248,965       115,919       47%
Property and equipment, net ..........................     1,062,201      1,093,732       (31,531)      -3%
Other assets .........................................       229,635         56,985       172,650      303%
Total assets .........................................     1,656,720      1,399,682       257,038       18%

Overdraft liability ..................................       128,803              -       128,803      100%
Accounts payable and accrued expenses ................     2,678,594      2,834,230      (155,636)      -5%
Accrued payroll taxes ................................       946,499        664,922       281,577       42%
8% convertible promissory notes, net - current portion     2,528,523      2,500,000        28,523        1%
10% convertible promissory notes, net ................       752,133        776,008       (23,875)      -3%
Accrued interest on convertible promissory notes .....        83,281         78,338         4,943        6%
Deferred revenue......................................       789,218        240,436       548,782      228%
Derivative liabilities ...............................       702,594              -       702,594      100%
Due to stockholder ...................................        15,000         15,000             -       n/a
Total current liabilities ............................     8,624,645      7,108,934     1,515,711       21%
8% convertible promissory notes, net - long term .....       246,230        190,321        55,909       29%
Total liabilities ....................................     8,870,875      7,299,255     1,571,620       22%

         We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2008 contains an explanatory paragraph regarding our ability to continue as going concern. While we have raised approximately $1,090,500 during the three months ended March 31, 2009, our operations do not generate sufficient cash to pay our operating expenses, especially as DSG International retains a significant portion of revenues generated as sales commissions. Approximately $145,000 generated from DSG International partner relationship were paid as sales commissions to that company out of the total DSG revenues of approximately $368,000 during the three months ended March 31, 2009.

         At March 31, 2009, we had cash on hand of $0 and a bank overdraft of approximately $129,000. Subsequent to that date we have raised an additional $211,000 through the sale of our common stock and borrowed an aggregate of $325,000 under an 18 month note.

         At March 31, 2009, our working capital deficiency has increased to $8,259,761 from $6,859,969 at December 31, 2008. This increase in our working capital deficit is primarily attributable to an increase in our current liabilities in the 2009 period.

         Our current assets increased by $115,919 from December 31, 2008 to March 31,2009. Included in these changes is an increase of:

         o $226,785 in prepaid marketing is primarily related to prepaid sales commissions to DSG related to the sale of annual subscriptions,

         o $128,803 in overdraft liability,

         o $281,577 in accrued payroll taxes reflecting unpaid payroll taxes for the first quarter of fiscal 2009,

         In addition, at March 31, 2009 is approximately $946,000 of unpaid payroll taxes, an increase from approximately $665,000 at December 31, 2008. Subsequent thereto, this liability has risen to approximately $1,066,000 at April 30, 2009. We do not have the funds to satisfy this liability. If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Perle, our CEO, could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid.

         o $28,523 in amounts due under 8% convertible subordinated promissory debentures. We have a remaining debt discount of $21,477 as of March 31, 2009,

         o $4,943 of accrued interest under the 8% and 10% convertible promissory debentures. In January 2009, we issued 489,896 shares in connection with the payment of accrued interest as of December 31, 2008 on the 8% and 10% convertible promissory notes.

         o $548,782 in deferred revenue for online back up service fees received in advance or collected up front on sales of annual subscriptions,

         o $702,594 in derivative liabilities as a result of the application of EITF Issue No. 07-5 to our financial statements,

         These increases were offset by decreases of:

         o $91,920 in accounts receivable related to DSG revenues,

         o $18,946 in cash which we used for general working capital,

         o $155,636 in accounts payable and accrued expenses. This decrease is primarily attributable to the decrease in liability in conjunction with an aircraft lease agreement. In January 2009, we formally settled for $100,000 payable in five equal monthly installments.

         o $23,875 in amounts due under 10% convertible promissory notes. We have a remaining debt discount of $38,867 as of March 31, 2009,

         At March 31, 2009, our total long term liabilities increased by $55,909. Between January 2009 and March 2009 we issued and sold new convertible promissory note of $803,000, and recognized interest expense from amortization of its debt discount of $63,182 during the three months ended March 31, 2009.

         During the three months ended March 31, 2009, our cash decreased by $18,946. This decrease consisted of $1,128,841 in cash provided by financing activities which was offset by $944,581 of cash used in operating activities and $203,206 of cash used in investing activities.

         Net cash used in operating activities for the three months ended March 31, 2009 decreased $513,246 from the same period in 2008. The decrease in net cash used in operating activities is primarily due to decrease in our net loss for the period to $2,649,461, as compared to a net loss of $3,403,723 for the same period in fiscal 2008.

         Net cash used in investing activities was $203,206 for the three months ended March 31, 2009 as compared to net cash used in investing activities of $133,712 for the same period in fiscal 2008. The increase is primarily attributable to the purchase of computer equipment and software for the continued expansion of our technological infrastructures as our subscribers increased.

         Net cash provided by financing activities was $1,128,841 for the three months ended March 31, 2009 as compared to $1,089,592 for same period in fiscal 2008. During the three months ended March 31, 2009, we received net proceeds of $287,500 from the issuance of our common stock, and $803,000 proceeds from issuance of convertible promissory notes. Net cash provided by financing activities was $1,089,592 for the three months ended March 31, 2008. During three months ended March 31, 2008, we received net proceeds of $475,000 from the issuance of our common stock, $564,592 from the exercise of stock warrants and options, and $50,000 proceeds from issuance of a long term convertible promissory note.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 1A. RISK FACTORS.

         Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In January 2009 we issued a five year common stock purchase warrant to purchase 993,528 shares of our common stock valued at approximately $60,000 to an accredited investor as compensation for general business and marketing advisory services rendered in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         In April 2009, we issued 354,134 shares stock to 19 accredited investors in connection with the payment of interest on our 8% promissory notes and 10% convertible debentures. The fair value of such shares issued amounted to approximately $71,000. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

         In April 2009 we issued 100,000 shares of our common stock valued at $22,000 to an accredited investor as compensation for public relations services rendered in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         In April 2009 we issued in aggregate 60,000 shares of our common stock valued at $11,000 to three non-accredited investor as stock based compensation for services rendered in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         Between April 1, 2009 and May 7, 2009, we issued in aggregate 1,318,750 shares of our common stock to six purchasers and issued those purchasers three year common stock purchase warrants to purchase 1,318,750 shares of our common stock exercisable at a price of $0.20 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We received gross proceeds of approximately $211,000. We used the net proceeds for general working capital. The recipients were accredited investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. We will pay Skyebanc, Inc., an NASD member firm, a commission of $1,500.

         In May 2009 we entered into a twelve month financial representative agreement with a FINRA firm to act as the our exclusive agent on a best efforts basis in the sale of our securities and to provide advisory services related to mergers and acquisitions. As compensation we issued the firm a five year common stock purchase warrant to purchase 500,000 shares of our common stock at an exercise price of $0.01 per share which, for accounting purposes, are valued at approximately $83,000. The issuance of the warrant was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         In April we entered into a note extension agreement with the holder of $200,000 principal amount 10% convertible unsecured promissory debentures whereby the due dates of those notes were extended from September 2008 to maturity dates to January 2010. Additionally, based on this agreement, the current conversion price has been reset to $0.16 and exercise price of warrants related to this note has been reset to $0.20.

         In April we entered into a note extension agreement with four holders of an aggregate principal amount of $136,000 10% convertible unsecured promissory debenture whereby the due dates of those notes were extended from August 2009 to a maturity date in January 2010. Additionally, based on these agreements, the current conversion price has been reset to $0.20 and exercise price of warrants related to this note has been reset to $0.20.

         In April 2009 we retained a broker-dealer and member of FINRA to act as our exclusive agent for the purposes of selling our securities and providing advisory services for potential mergers and acquisitions. Under the terms of the 12 month Financial Representative Agreement, we paid the firm a non-refundable retainer of $45,000 and issued it three year warrants to purchase 500,000 shares of our common stock with an exercise price of $0.01 per share. We are obligated to pay the firm a commission and other fees based upon any proceeds we may receive in financing transactions. The agreement grants the firm certain rights of first refusal to act as lead placement agent in subsequent capital offerings by us, and contains various covenants requiring us to take certain actions in the event of a financing. Mr. Robert Binkelle, a member of our Board of Directors, is an employee of this firm.

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

By: /s/ Cery B. Perle                                          May 19, 2009
    -----------------                                          ------------
    Cery B. Perle                                              Date
    President, Chief Executive Officer and Director
    (Principal  executive officer and principal financial
    and accounting officer)