Form 10-Q
period 2009-06-30
SPARE BACKUP, INC.
filed 2009-08-19
CIK 1103577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer          [ ]             Accelerated filer           [ ]
Non-accelerated filer            [ ]             Smaller reporting company   [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 116,124,326 shares of common stock are issued and outstanding as of August 12, 2009.

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. .............................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. .......................................  24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  35

Item 4T  Controls and Procedures. ..........................................  35

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  36

Item 1A. Risk Factors. .....................................................  36

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  36

Item 3.  Defaults Upon Senior Securities. ..................................  38

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  38

Item 5.  Other Information. ................................................  38

Item 6.  Exhibits. .........................................................  38

                           OTHER PERTINENT INFORMATION

When used in this report, the terms "Spare Backup," the Company", " we", "our", and "us" refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiary. The information which appears on our web site is not part of this report.

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

                                SPARE BACKUP, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                                                                                   Year ended
                                                               June 30, 2009    December 31, 2008
                          ASSETS                                (Unaudited)            (1)
                                                               ------------     -----------------
Current Assets:
  Cash ..................................................      $     26,993       $     18,946
  Accounts receivable ...................................           585,153            132,389
  Prepaid marketing expense .............................           561,128             97,630
                                                               ------------       ------------
    Total current assets ................................         1,173,274            248,965

  Property and equipment, net of accumulated depreciation           845,617          1,093,732
  Other assets ..........................................           215,599             56,985
                                                               ------------       ------------

    Total Assets ........................................      $  2,234,490       $  1,399,682
                                                               ============       ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Overdraft liability ...................................      $    175,883       $          -
  Accounts payable and accrued expenses .................         2,637,216          2,834,230
  Accrued payroll taxes .................................         1,221,424            664,922
  8% Convertible promissory notes, net of debt discount
    of $25,804 and $0, respectively .....................         2,574,196          2,500,000
  10% Convertible promissory notes, net of debt discount
    of $9,975 and $74,992, respectively .................           781,025            776,008
  Accrued interest on convertible promissory notes ......           100,508             78,338
  Derivative liabilities ................................           541,366                  -
  Deferred revenue ......................................         1,502,400            240,436
  Due to stockholder ....................................            15,000             15,000
                                                               ------------       ------------

    Total Current Liabilities ...........................         9,549,018          7,108,934

  8% Convertible promissory notes, net of debt discount
    of $810,687 and $59,679, respectively ...............           237,313            190,321
  10% Convertible promissory notes, net of debt discount
    of $318,458 and $0, respectively ....................            16,542                  -
                                                               ------------       ------------

    Total Long Term Liabilities .........................           253,855            190,321
                                                               ------------       ------------

    Total Liabilities ...................................         9,802,873          7,299,255

Stockholders' Deficit:
  Preferred stock; $.001 par value, 5,000,000 shares
    authorized, 50,000 issued and outstanding ...........                50                 50
  Common stock; $.001 par value, 300,000,000 shares
    authorized, 114,304,139 and 105,193,730 issued and
    outstanding, respectively ...........................           114,773            105,194
  Additional paid-in capital ............................        86,424,185         82,772,427
  Accumulated deficit ...................................       (94,107,391)       (88,777,244)
                                                               ------------       ------------

    Total Stockholders' Deficit .........................        (7,568,383)        (5,899,573)
                                                               ------------       ------------

    Total Liabilities and Stockholders' Deficit .........      $  2,234,490       $  1,399,682
                                                               ============       ============

(1) Derived from Audited Financial Statements

                    See Notes to Unaudited Consolidated Financial Statements.
                                              - 3 -

                                          SPARE BACKUP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     For the Three Months Ended         For the Six Months Ended
                                                              June 30,                          June 30,
                                                   ------------------------------    ------------------------------
                                                        2009             2008             2009            2008
                                                   -------------    -------------    -------------    -------------
                                                    (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net Revenues ...................................   $     631,749    $     251,032    $   1,087,338    $     454,092

Operating expenses:
  Research and development .....................         284,710          288,916          526,495          811,870
  Sales, general and administrative ............       2,222,982        2,572,027        5,045,782        4,922,885
                                                   -------------    -------------    -------------    -------------

    Total operating expenses ...................       2,507,692        2,860,943        5,572,277        5,734,755
                                                   -------------    -------------    -------------    -------------

    Operating loss .............................      (1,875,943)      (2,609,911)      (4,484,939)      (5,280,663)
                                                   -------------    -------------    -------------    -------------

Other income (expense):
  Change in fair value of derivative liabilities         161,228                -           17,725                -
  Gain from debt settlement ....................               -          (18,000)         297,799           35,713
  Foreign currency gain (loss) .................          (8,593)          13,236           (1,690)          13,818
  Interest expense .............................        (398,287)      (2,047,288)        (599,951)      (2,834,554)
                                                   -------------    -------------    -------------    -------------
    Total other expense ........................        (245,652)      (2,052,052)        (286,117)      (2,785,023)
                                                   -------------    -------------    -------------    -------------

Net loss .......................................   $  (2,121,595)   $  (4,661,963)   $  (4,771,056)   $  (8,065,686)
                                                   =============    =============    =============    =============

Basic and diluted net loss per common share ....   $       (0.02)   $       (0.06)   $       (0.04)   $       (0.10)
                                                   =============    =============    =============    =============

Basic and diluted weighted average common
 shares outstanding ............................     111,481,835       81,655,041      109,161,814       80,104,256
                                                   =============    =============    =============    =============

                              See Notes to Unaudited Consolidated Financial Statements.
                                                        - 4 -

                                    SPARE BACKUP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               For the Six Months Ended
                                                                                       June 30,
                                                                              --------------------------
                                                                                 2009           2008
                                                                              -----------    -----------
                                                                              (Unaudited)    (Unaudited)
Cash flows from operating activities:
Net loss ..................................................................   $(4,771,056)   $(8,065,686)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Change in fair value of derivative liabilities ..........................       (17,725)             -
  Fair value of options and warrants issued to employees ..................       543,998      1,133,231
  Fair value of options issued to consultants .............................        66,833        122,907
  Fair value of warrants issued to consultants ............................        59,611         52,918
  Fair value of warrants issued as interest expense .......................         2,695              -
  Amortization of debt discount ...........................................       331,498      2,696,926
  Amortization of prepaid marketing expense ...............................       233,221        181,238
  Fair value of common stock issued in connection with services rendered ..       225,800        391,332
  Fair value of shares of preferred stock issued in connection with
   services rendered ......................................................             -             50
  Depreciation ............................................................       467,131        400,666
  Amortization of deferred financing costs ................................        88,147              -
  Amortization of deferred revenue ........................................      (616,205)             -
  Gain from debt settlement ...............................................      (297,799)             -
Changes in operating assets and liabilities:
  Accounts receivable .....................................................      (452,764)             -
  Prepaid expenses and other current assets ...............................      (696,719)        (5,000)
  Accounts payable, accrued expenses and accrued payroll taxes ............       657,287       (320,053)
  Deferred revenues .......................................................     1,878,169              -
  Accrued interest on convertible promissory notes ........................       177,409        137,629
                                                                              -----------    -----------

Net cash used in operating activities .....................................    (2,120,469)    (3,273,842)
                                                                              -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment .....................................      (219,016)      (167,967)
                                                                              -----------    -----------

Net cash used in investing activities .....................................      (219,016)      (167,967)
                                                                              -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of convertible promissory notes ..................     1,383,000      1,721,000
  Net proceeds from issuance of common stock for cash .....................       914,000        415,000
  Net proceeds from exercise of warrants ..................................             -        694,705
  Cash overdraft ..........................................................       175,883              -
  Proceeds from exercise of stock options .................................             -        139,889
  Payments of deferred financing costs ....................................      (125,351)             -
                                                                              -----------    -----------

Net cash provided by financing activities .................................     2,347,532      2,970,594
                                                                              -----------    -----------

Increase (Decrease) in cash ...............................................         8,047       (471,215)

Cash at beginning of period ...............................................        18,946        527,402
                                                                              -----------    -----------

Cash at end of period .....................................................   $    26,993    $    56,187
                                                                              ===========    ===========


Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ..................................   $         -    $         -
                                                                              ===========    ===========

  Cash paid during the year for taxes .....................................   $         -    $         -
                                                                              ===========    ===========

Supplemental schedule of non-cash financing and investing activities:

Fair value of warrants  and embedded conversion features issued in connection with the issuance of convertible promissory notes and
 corresponding debt discount ..............................................   $ 1,361,750    $ 1,696,652
                                                                              ===========    ===========

Conversion of convertible promissory notes and accrued interest into
 shares of common stock ...................................................   $   216,520    $   845,000
                                                                              ===========    ===========

Fair value of shares of common stock issued for payment of accrued interest   $   148,719    $    92,423
                                                                              ===========    ===========

                        See Notes to Unaudited Consolidated Financial Statements.
                                                  - 5 -

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2009, and the results of operations and cash flows for the six months ending June 30, 2009 have been included. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-K as filed with the Securities and Exchange Commission for the year ended December 31, 2008.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception on June 12, 2002 and has incurred net losses of approximately $4.8 million during the six months ended June 30, 2009. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 93,050,297 and 64,760,775 at June 30, 2009 and 2008, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at June 30, 2009 and 2008 are excluded from the loss per share computation for that period due to their antidilutive effect.

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At June 30, 2009, the Company had not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, prepaid expense, accounts payable, accrued expenses and payroll taxes, notes payable, deferred revenue and due to stockholder approximate their estimated fair values due to the short-term maturities of those financial instruments.

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2009, management has determined that an allowance is not necessary.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of June 30, 2009. Instead, such amounts are included in the statement of operations under the caption "Research and development".

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2009.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

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

The Company has collected annual fees related to online back-up services. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of June 30, 2009 and December 31, 2008 amounted to $1,502,400 and $240,436, respectively, and will be recognized as revenue over the respective subscription period.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2009, Statement of Financial Accounting Standards No. 165 - Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management intends to adopt this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - PREPAID MARKETING EXPENSE

Prepaid marketing expense reflects the marketing and sales commissions paid to sales agents for the 1 year prepaid subscriptions related to the Company's online back-up services. The prepaid marketing expense is being amortized over the term of the respective subscription sold in accordance with SAB 104 whereby incremental direct costs are recognized in earnings in the same pattern as revenue is recognized. During the six months ended June 30, 2009 and 2008, amortization of prepaid marketing amounted to $233,221 and $181,238, respectively and was recorded as sales, general and administrative expense in the accompanying statement of operations. On June 30, 2009, and December 31, 2008, prepaid marketing amounted to $561,128 and $97,630.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                      June 30,      December 31,
                                   Estimated life       2009            2008
                                   --------------   ------------    ------------

Computer and office equipment ..   3 to 5 years     $  2,696,885    $ 2,616,646

Leasehold improvements .........      5 years            202,298        202,298
                                                    ------------    -----------
                                                       2,899,183      2,818,944

Less: Accumulated depreciation .                      (2,053,566)    (1,725,212)
                                                    ------------    -----------
                                                    $    845,617    $ 1,093,732
                                                    ============    ===========

Depreciation expense amounted to $467,131 and $400,666 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 5 - OTHER ASSETS

In connection with the issuance of 8% 18-month convertible promissory notes, the Company paid cash commissions of approximately $38,000 and issued 150,000 five year common stock purchase warrants to its placement agent at an exercise price of $0.20 per share valued at approximately $21,000 (using the black scholes model) in December 2008. Between January 2009 and June 2009, the Company paid cash commissions plus incidental expenses of approximately $125,000 and issued 748,500 five year common stock purchase warrants to placement agents at an exercise price of $0.20 per share valued at approximately $121,000 (using the black scholes model). The commissions paid to a placement agent have been classified as other assets and will be amortized over the maturity date of the convertible notes.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

NOTE 5 - OTHER ASSETS (continued)

Amortization of other assets- deferred financing costs amounted to approximately $88,000 and $0 for the six months ended June 30, 2009 and 2008, respectively, and is included in interest expense.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES-CURRENT

Convertible promissory notes consist of the following as of:

                                                       June 30,     December 31,
                                                         2009           2008
                                                     -----------    -----------
8% Convertible promissory notes, bearing interest
at 8% per annum, maturing between August 2009 and
February 2010. Interest payable commencing the
quarter ended December 31, 2007, payable within
thirty (30) days of the end of the quarter.
Interest may be paid in cash or common stock at
the option of the Company. Interest paid in common
stock will be calculated at ninety percent (90%)
of the average closing price for the common stock
for the five (5) trading days preceding the
interest payment date. The promissory notes are
convertible at any time at the option of the
holder, into shares of common stock at an effective
conversion rate ranging from $0.16 to $0.25 ......   $ 2,600,000    $ 2,500,000

Less: unamortized discount .......................       (25,804)            (-)
                                                     -----------    -----------
Convertible promissory notes-short-term ..........   $ 2,574,196    $ 2,500,000
                                                     ===========    ===========

During the six months ended June 30, 2009, the Company classified $100,000 8% convertible promissory note from long-term to short-term along with the debt discount of $25,804.

10% Convertible promissory notes, bearing interest
at 10% per annum, maturing three to twelve months
from the date of closing. Interest payable
commencing the quarter ended September 30, 2008,
payable within thirty (30) days of the end of the
quarter. Interest may be paid in cash or common
stock at the option of the Company. Interest paid
in common stock will be calculated at the volume
weighted average price for the common stock for
the ten (10) trading days preceding the interest
payment date. The promissory notes are convertible
at any time at the option of the holder, into
shares of common stock at a rate ranging from
$0.16 to $0.25 ...................................   $   791,000    $   851,000

Less: unamortized discount .......................        (9,975)       (74,992)
                                                     -----------    -----------
Convertible promissory notes-short-term ..........   $   781,025    $   776,008
                                                     ===========    ===========

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

NOTE 6 - CONVERTIBLE PROMISSORY NOTES-CURRENT (continued)

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

Between February 14, 2008 and June 6, 2008, the Company sold an aggregate of $1,571,000 principal amount 10% Convertible Senior Unsecured Promissory Debentures (the "10% Debentures") to accredited investors and issued those investors five year common stock purchase warrants to purchase 5,236,665 shares of its common exercisable at a price of approximately $0.309 per share. The Company received gross proceeds of $1,571,000. In connection with the private placement in third quarter of fiscal 2008, the Company issued an additional 2,423,113 warrants to these investors, the exercise price of the warrants issued were reset to $0.20 per share and the conversion price per share of these 10% Convertible Senior Unsecured Promissory Debentures pursuant to the subsequent financing was reset to such lower price or $0.16 per share.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

NOTE 6 - CONVERTIBLE PROMISSORY NOTES-CURRENT (continued)

The holders are entitled to convert all or any portion of the principal amount of the 10% Debenture and accrued but unpaid interest into securities that the Company may offer in a subsequent financing of $5,000,000 or more. In the event the 10% Debentures have not been converted into the securities offered in such subsequent financing because the financing has not closed prior to the due date of the debentures, the Company is required to redeem 1/12th of the principal amount of the 10% Debentures every month beginning on August 1, 2008 at a redemption price equal to the face value of the debentures plus accrued but unpaid interest. At the option of the holders the redemption price is payable in cash or shares of our common stock valued at 90% of the VWAP (as that term is defined in the 10% Debenture). The Company has reassessed at June 30, 2009, the number of authorized but unissued shares and taking into consideration the floorless feature in connection with this redemption provision and has concluded that the Company has sufficient authorized shares to satisfy the maximum number of equivalent shares that could be settled in stocks.

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

In September 2008, $691,000 principal amount of the 10% Convertible Senior Unsecured Promissory Debentures have already become due. The Company has not redeemed the required monthly redemption beginning in September 2008. Between October 2008 and April 2009, the Company entered into a note extension agreements with the holders of $496,000 principal amount 10% Convertible Senior Unsecured promissory debentures whereby the due dates of those notes were extended from September 2008 to maturity dates between August 2009 and January 2010. Additionally, based on these agreements, the current conversion price has been reset to $0.16 and exercise price of warrants related to this note has been reset to $0.20. As of June 30, 2009, the Company has $230,000 principal amount of the 10% notes that are past due.

In June 2008, the Company sold $100,000 principal amount 10% Convertible Subordinated Promissory Debentures to an accredited investor and issued the investor five year common stock purchase warrants to purchase 400,000 shares of its common at an exercise price of $0.25. The Company received gross proceeds of $100,000. The principal and accrued but unpaid interest is convertible at the option of the holder into shares of the Company's common stock at a fixed conversion price of $0.25 per share. The principal and all accrued interest was due in July 2009. In August 2009, the Company issued 400,000 shares in connection with the conversion of this note with a principal amount of $100,000.

In July 2008, the Company sold an aggregate of $87,500 principal amount 10% Convertible Subordinated Promissory Debentures to accredited investors and issued those investors five year common stock purchase warrants to purchase 350,000 shares of its common at an exercise price of $0.25. The principal and accrued but unpaid interest is convertible at the option of the holder into

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

NOTE 6 - CONVERTIBLE PROMISSORY NOTES-CURRENT (continued)

shares of our common stock at a fixed conversion price of $0.25 per share. The Company received gross proceeds of $87,500. The principal and all accrued interest was due in July 2009. Between August 2008 and October 2008, the Company paid $62,500 of these 10% Convertible Subordinated Promissory Debentures. The Company is currently in negotiations with the note holder to convert the remaining balance of $25,000 principal amount into common stock.

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

In April 2009 we entered into note extension agreements with four holders of an aggregate principal amount of $136,000 10% convertible unsecured promissory debenture whereby the due dates of these notes were extended from August 2009 to maturity date of January 2010. Additionally, based on this agreement, the current conversion price has been reset to $0.20 and exercise price of warrants related to these notes have been reset to $0.20.

In April 2009 the Company entered into a note extension agreement with a holder of $200,000 principal amount 10% convertible unsecured promissory debenture whereby the due date of this note was extended from September 2008 to maturity date of January 2010. Additionally, based on this agreement, the current conversion price has been reset to $0.16 and exercise price of warrants related to this note has been reset to $0.20.

Total amortization of debt discounts for the convertible promissory notes - current amounted to approximately $98,000 and $2.7 million for the six months ended June 30, 2009 and 2008, respectively, and is included in interest expense.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

NOTE 7 - DERIVATIVE LIABILITIES (continued)

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

The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of approximately $18,000 during the six months ended June 30, 2009. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.

NOTE 8 - CONVERTIBLE PROMISSORY NOTES - LONG TERM

Convertible promissory notes consist of the following as of:

                                                       June 30,     December 31,
                                                         2009           2008
                                                     -----------    -----------
8% Convertible promissory notes, bearing interest
at 8% per annum, maturing between February 2010
and December 2010. The promissory notes are
convertible at any time at the option of the
holder, into shares of common stock at a effective
conversion rate of $0.16. ........................   $ 1,048,000    $   250,000

10% Convertible promissory notes, bearing interest
at 10% per annum, maturing between October 2010
and December 2010. The promissory notes are
convertible at any time at the option of the
holder, into shares of common stock at a effective
conversion rate of $0.16. ........................       335,000              -

Less:
Unamortized discount - 8% Convertible promissory
 notes ...........................................      (810,687)       (59,679)

Unamortized discount - 10% Convertible promissory
 notes ...........................................      (318,458)            (-)
                                                     -----------    -----------
Convertible promissory notes-long term ...........   $   253,855    $   190,321
                                                     ===========    ===========

During the six months ended June 30, 2009, the Company classified $100,000 8% convertible promissory note from long-term to short-term along with the debt discount of $25,804.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

NOTE 8 - CONVERTIBLE PROMISSORY NOTES - LONG TERM (continued)

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

In December 2008, the Company issued 8% 18-month convertible promissory notes amounting to $200,000. These notes are convertible into units at the rate of $4.00 per unit of the Company's securities at any time at the option of the note holder. Each unit shall consist of 25 shares of common stock of the Company and 25 two-year callable warrants to purchase of common stock of the Company at an exercise price of $0.20 per share. The warrants are callable by the Company beginning upon the date that the Company's common stock has a ten trading day average price greater than $0.50, but not sooner than seven months after the final closing of this offering. Holders will have five business days in which to exercise their warrants upon receiving a call notice. The note payable bears 8% interest per annum. The principal and any unpaid accrued interest thereon shall be due and payable on the date which is 18 months from the date of issuance. The Company recognized a total debt discount of approximately $39,000 in connection with the issuance of these 8% convertible notes. In addition, the Company paid cash commissions plus incidental expenses of approximately $38,000 and issued 150,000 five year common stock purchase warrants to its placement agent at an exercise price of $0.20 per share valued at approximately $21,000 (using the black scholes model) which has been classified as other assets and will be amortized over the maturity date of the convertible notes. In June 2009, the Company issued 978,254 shares in connection with the conversion of $150,000 and accrued interest of $6,520 of these convertible notes. The fair value of such shares issued amounted to approximately $157,000 or $0.16 per share. In connection with these notes payable, the Company granted 937,500 warrants to investors exercisable at a price of $0.20 per share for a period of two years. The Company granted an additional 40,754 warrants in connection with the conversion of the accrued interest at an exercise price of $0.20 per share valued at approximately $2,700 (using the black scholes model) and has been recorded as interest expense.

Between January 2009 and June 2009, the Company issued 8% 18-month convertible promissory notes amounting to $1,048,000. These notes are convertible into units at the rate of $4.00 per unit of the Company's securities at any time at the option of the note holder. Each unit shall consist of 25 shares of common stock of the Company and 25 two-year callable warrants to purchase of common stock of the Company at an exercise price of $0.20 per share. The warrants are callable by the Company beginning upon the date that the Company's common stock has a ten trading day average price greater than $0.50, but not sooner than seven months after the final closing of this offering. Holders will have five business days in which to exercise their warrants upon receiving a call notice. The note payable bears 8% interest per annum. The principal and any unpaid accrued interest thereon shall be due and payable on the date which is 18 months from the date of issuance. The Company recognized a total debt discount of approximately $1,026,750 in connection with the issuance of these 8% convertible notes. In addition, the Company paid cash commissions plus incidental expenses of approximately $125,000 and issued 748,500 five year common stock purchase warrants to its placement agent at an exercise price of $0.20 per share valued at approximately $121,000 (using the black scholes model) which has been classified as other assets and will be amortized over the maturity date of the convertible notes.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

NOTE 8 - CONVERTIBLE PROMISSORY NOTES - LONG TERM (continued)

Between April 2009 and June 2009, the Company issued 10% 18-month convertible promissory notes amounting to $335,000. These notes are convertible into units at the rate of $4.00 per unit of the Company's securities at any time at the option of the note holder. Each unit shall consist of 25 shares of common stock of the Company and 25 two-year callable warrants to purchase of common stock of the Company at an exercise price of $0.20 per share. The warrants are callable by the Company beginning upon the date that the Company's common stock has a ten trading day average price greater than $0.50, but not sooner than seven months after the final closing of this offering. Holders will have five business days in which to exercise their warrants upon receiving a call notice. The note payable bears 10% interest per annum. The principal and any unpaid accrued interest thereon shall be due and payable on the date which is 18 months from the date of issuance. The Company recognized a total debt discount of approximately $335,000 in connection with the issuance of these 10% convertible notes.

Total amortization of debt discounts for the convertible promissory notes - long term amounted to approximately $233,000 and $21,000 for the six months ended June 30, 2009 and 2008, respectively, and is included in interest expense.

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

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

NOTE 9 - STOCKHOLDERS' DEFICIT (continued)

On April 24, 2009, the Company issued in aggregate 60,000 shares of common stock to three employees of the Company for services rendered. The fair value of such shares amounted to approximately $11,000 and has been recognized as stock based compensation expense.

In May 2009, the Company issued 450,000 shares of common stock of the Company for legal services rendered. The fair value of such shares amounted to approximately $81,000 and has been recognized as legal expense.

ISSUANCE OF COMMON STOCK PURSUANT TO CONVERSION OF CONVERTIBLE PROMISSORY NOTES

In March 2009, the Company issued 375,000 shares in connection with the conversion of 10% Convertible Senior Unsecured promissory notes with a principal amount of $60,000. The fair value of such shares issued amounted to approximately $60,000 or $0.16 per share.

In June 2009, the Company issued 978,254 shares in connection with the conversion of 8% 18-month convertible promissory notes with an aggregate principal amount of $150,000 and accrued interest of $6,520. The fair value of such shares issued amounted to approximately $157,000 or $0.16 per share.

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

Between April 2009 and June 2009, the Company issued in aggregate 4,350,000 common shares pursuant to a private placement which generated gross proceeds of approximately $696,000. In connection with this private placement, the Company issued 4,350,000 warrants exercisable at a price of $0.20 per share. The warrants expire three years from the date of grant. The Company paid finder's fee of $69,500 and issued 46,875 shares of common stock and 106,250 three year common stock purchase warrants in connection with this private placement which have been allocated against paid in capital.

NOTE 10 - STOCK OPTIONS AND WARRANTS

WARRANTS

During the first quarter of fiscal 2009, the Company granted a three-year warrant to purchase 993,528 shares of common stock to a consultant in connection with a general business and marketing advisory agreement. These warrants are exercisable at $0.20 per share. The Company valued these options utilizing the Black-Scholes options pricing model ranging at $0.06 per share or approximately $60,000 and recorded a stock-based consulting expense for the six months ended June 30, 2009.

Between January 2009 and March 2009, the Company granted a three-year warrant to purchase 1,875,000 shares of common stock to investors in connection with private placements. These warrants are exercisable at $0.20 per share.

Between January 2009 and March 2009, the Company issued 8% 18-month Convertible promissory notes amounting to $803,000. In connection with the issuance of these convertible notes payable, the Company paid commission and issued 602,250 five year common stock purchase warrants to its placement agent at an exercise price of $0.20 per share valued at approximately $102,000 (using the black scholes model) which has been included in other assets.

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

NOTE 10 - STOCK OPTIONS AND WARRANTS (continued)

Between April 2009 and June 2009, the Company granted a three-year warrant to purchase 4,350,000 shares of common stock to investors in connection with private placements. These warrants are exercisable at $0.20 per share. In addition, the Company granted 106,250 three year common stock purchase warrants as finder's fee at an exercise price of $0.20 per share which have been allocated against paid in capital.

Between April 2009 and June 2009, the Company issued 8% 18-month Convertible promissory notes amounting to $245,000. In connection with the issuance of these convertible notes payable, the Company paid commission and issued 146,250 three to five year common stock purchase warrants to placement agents at an exercise price of $0.20 per share valued at approximately $19,000 (using the black scholes model) which has been included in other assets.

In May 2009, the Company entered into a financial representative agreement with a broker-dealer that is a member of FINRA to act as the Company's exclusive agent on a best efforts basis in the sale of its securities and to provide advisory services related to mergers and acquisitions. The Company paid a retainer of $45,000 and upon the first closing of the sale of its securities, the Company will grant the firm 500,000 five-year warrant to purchase common stock at an exercise price of $0.01 per share . Additionally, the Company will pay a commission and other fees based upon the gross cash proceeds which may be received by the Company from the sale of its securities. Mr. Robert Binkelle, a member of the Company's Board of Directors, is an employee of this firm. The Company did not raise any capital under this agreement thus no warrants were issued and the Company has received a partial refund of the retainer paid amounting to $10,000.

In June 2009, the Company issued 978,254 shares in connection with the conversion of 8% 18-month convertible promissory notes with an aggregate principal amount of $150,000 and accrued interest of $6,520. The Company granted an additional 40,754 warrants in connection with the conversion of the related accrued interest at an exercise price of $0.20 per share valued at approximately $2,700 (using the black scholes model) and has recorded such amount as interest expense.

Stock warrant activity for the six months ended June 30, 2009 is summarized as follows:

                                                Six months ended June 3, 2009
                                                ------------------------------
                                                 Number of    Weighted Average
                                                 Warrants      Exercise Price
                                                ----------    ----------------
Balance at beginning of year ..............     38,970,879        $   0.38
Granted ...................................      8,114,032            0.20
Exercised .................................              -               -
Expired ...................................       (645,000)           0.74
                                                ----------        --------
Balance at end of period ..................     46,439,911        $   0.38
                                                ==========        ========

Warrants exercisable at end of period .....     46,439,911        $   0.38
                                                ==========        ========

Weighted average fair value of
warrants granted for the period ...........                       $   0.20

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

NOTE 10 - STOCK OPTIONS AND WARRANTS (continued)

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

In February 2009, the Company entered into a 1 year marketing agreement with Cydcor Inc. whereby Cydcor will market the Company's services and perform marketing campaigns as it may determine from time to time. Cydcor will be paid on a commission basis on all customer orders that has an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month. In addition, the Company granted 250,000 three-year stock options to purchase common stock to Cydcor. The Company valued these options utilizing the Black-Scholes options pricing model at $0.09 per share or approximately $23,000 and recorded marketing expense for the six months ended June 30, 2009.

In February 2009, the Company issued in aggregate 700,000 five-year stock options to purchase common stock for legal services with a vesting period of 12 months. The Company valued these options utilizing the Black-Scholes options pricing model at $0.24 per share or approximately $133,000. For the six months ended June 30, 2009, total stock-based legal expense charged to operations amounted to approximately $44,000. At June 30, 2009, there was approximately $89,000 of total unrecognized legal expense related to non-vested option-based compensation arrangements.

For the six months ended June 30, 2009, the Company granted 3,725,000 five-year stock options to purchase common stock to employees (including 1,250,000 options granted to the Company's Chief Executive Officer and two directors of the Company) at exercise prices ranging from $0.15 to $0.21 per share. For the six months ended June 30, 2009 and 2008, total stock-based compensation charged to operations for option-based arrangements amounted to approximately $544,000 and $764,000, respectively. At June 30, 2009, there was approximately $350,000 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Qualified Stock Option Plan and Non Qualified Stock Option Plan.

Stock option activity for the six months ended June 30, 2009 is summarized as follows:

                                                Six months ended June 3, 2009
                                                ------------------------------
                                                 Number of    Weighted Average
                                                  Options      Exercise Price
                                                ----------    ----------------
Balance at beginning of year ..............     19,041,930        $   0.29
Granted ...................................      4,675,000            0.20
Exercised .................................              -               -
Expired ...................................       (695,000)           0.26
                                                ----------        --------
Balance at end of period ..................     23,021,930        $   0.27
                                                ==========        ========

Options exercisable at end of period ......     20,665,263        $   0.27
                                                ==========        ========

Weighted average fair value of
options granted for the period ............                       $   0.16

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

NOTE 10 - STOCK OPTIONS AND WARRANTS (continued)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

                                                     June 30,
                                           --------------------------
                                               2009          2008
                                           -----------    -----------
         Expected volatility ..........     75% - 199%     70% - 81%
         Expected term ................     3-5 Years       5 Years
         Risk-free interest rate ......    1.40%-3.87%    2.36%-3.66%
         Expected dividend yield ......         0%            0%

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is a party to litigation in Cole County, Missouri, Case No. 07AC-CC01045, which was filed on November 15, 2007 by a lessor related to an aircraft lease agreement entered into by the Company in July 2007. This lawsuit arose out of the early termination of the aircraft lease agreement by the Company. In January 2009, the Company formally settled for $100,000 payable in five equal monthly installments. The Company had an outstanding balance of approximately $398,000 which has been included in accounts payable prior to this settlement. The Company has recognized a gain from debt settlement of approximately $298,000 for the six months ended June 30, 2009. The Company made settlement payments for a total amount of $75,000 between February 2009 and August 2009.

An investor relation firm filed a complaint against the Company in the Supreme Court of New York, County of New York, Index No. 109746-2009, which was filed on July 9, 2009 to pay for financial public relations and investor relations services rendered. The vendor is suing for damages of approximately $103,000 plus interest, attorneys' fees and all other related fees. If the case proceeds, the Company intends to respond aggressively to the litigation and it is too soon to determine the likelihood or amount of loss, if any.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company for the six months ended June 30, 2009 and 2008 amounting $15,000 and $15,000, respectively, which approximated fair rental value. The rental property was used for temporary employee housing for the six months ended June 30, 2009 and 2008.

NOTE 13 - ACCRUED PAYROLL TAXES

As of June 30, 2009, the Company recorded a liability related to unpaid payroll taxes for the period from May 16, 2008 to June 30, 2009 for approximately $1,221,000 and since that date through August 14, 2009 the amount has increased to $1,338,000. Such amounts has been included in accrued payroll taxes in the accompanying consolidated financial statements.

NOTE 14 - SEGMENTS

During the six months ended June 30, 2009 and 2008, the Company operated in one business segment. The percentages of sales by geographic region for the six months ended June 30, 2009 and 2008 were approximately:

                                    2009      2008
                                    ----      ----
         United States .......       13%       25%
         Europe ..............       87%       75%

                        SPARE BACKUP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

NOTE 15 - SUBSEQUENT EVENTS

Between July 1, 2009 and August 1, 2009, the Company issued in aggregate 625,000 common shares pursuant to a private placement which generated gross proceeds of approximately $100,000. In connection with this private placement, the Company issued 625,000 warrants exercisable at a price of $0.20 per share. The warrants expire three years from the date of grant. The Company will pay a finder's fee of $4,000 in connection with this private placement.

In July 2009, the Company issued 413,771 shares in connection with the payment of accrued interest as of June 30, 2009 of approximately $70,000 on the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to approximately $70,000 or $0.17 per share.

In July 2009, the Company issued 2,000,000 five-year stock options to purchase common stock to the Chief Executive Officer of the Company with an exercise price of $0.18 and vesting period of 24 months. The Company valued these options utilizing the Black-Scholes options pricing model at $0.18 per share or approximately $360,000.

In July 2009, the Company issued in aggregate 8% 18-month convertible promissory notes amounting to $116,000 and a 10% 18-month convertible promissory notes amounting to $275,000. These notes are convertible into units at the rate of $4.00 per unit of the Company's securities at any time at the option of the note holder. Each unit shall consist of 25 shares of common stock of the Company and 25 two-year callable warrants to purchase of common stock of the Company at an exercise price of $0.20 per share. The warrants are callable by the Company beginning upon the date that the Company's common stock has a ten trading day average price greater than $0.50. Holders will have five business days in which to exercise their warrants upon receiving a call notice. In addition, the Company shall pay cash commissions of approximately $11,600 and shall grant 98,250 five year common stock purchase warrants to one of its placement agent at an exercise price of $0.20. On August 4, 2009, the Company granted 200,000 shares and a three year warrant to purchase 250,000 shares of common stock as finder's fee at an exercise price of $0.18 per share.

In July 2009, the Company issued 488,030 shares in connection with the conversion of 8% 18-month convertible promissory notes with an aggregate principal amount of $75,000 and accrued interest of $3,085. The fair value of such shares issued amounted to approximately $78,000 or $0.16 per share.

Between July 2009 and August 2009, the Company granted 775,000 shares in connection with the conversion of 10% short term convertible promissory notes with an aggregate principal amount of $160,000. The fair value of such shares issued amounted to approximately $160,000 or $0.21 per share.

In August 2009, the Company granted 325,034 shares in connection with the conversion of 8% 18-month convertible promissory notes with an aggregate principal amount of $50,000 and accrued interest of $2,005. The fair value of such shares issued amounted to approximately $52,000 or $0.16 per share.

In July 2009, the Company granted in aggregate three-year option to purchase 500,000 shares of common stock to two consultants in connection with a technology advisory board consulting agreement. These options are exercisable at $0.20 per share and with a vesting period of 6 months. The Company valued these options utilizing the Black-Scholes options pricing model at $0.11 per share or approximately $53,000.

Between August 6, 2009 and August 11, 2009, the Company granted in aggregate 3,250,000 common shares pursuant to a private placement which generated gross proceeds of $520,000. In connection with this private placement, the Company granted 3,250,000 warrants exercisable at a price of $0.18 per share. The warrants expire three years from the date of grant.

On July 23, 2009, a 10% short term convertible promissory note with a principal amount of $25,000 has already become due. The Company is currently in negotiations with the note holder to convert the $25,000 principal amount into common stock.

On August 14, 2009, an 8% short term convertible promissory note with a principal amount of $2,500,000 has already become due. The Company is currently in negotiations with the note holder to extend the maturity date or pay the balance at a discount to face value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Our flagship product is Spare Backup, a fully-automated remote backup solution designed and developed especially for the small office or home environment which automatically and efficiently backs up all data on selected laptop or desktop computers. As a result, we believe small companies can ensure file safety in PCs and laptops for backup and retrieval. We launched our Spare Back-up service and software product version 1.0 in March 2005 and we are currently offering version 5.0 of the product. Our Spare Switch software enables users to complete the transfer of personal files from one personal computer (PC) to another via a high speed Internet connection. We focus on owners and executives of businesses that use technology to support their businesses, but do not have an IT (information technology) department, as well as consumers who desire to secure the redundancy of available files and documents vital to the continuity of their operations, business, or personal information. Our concept is to develop a suite of complementary products and services which are designed for use by technical and non-technical users featuring a user interface that can cross both sets of users. Our software has unique characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

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

         During the six months ended June 30, 2009, we spent significant resources, both financial and management time, in implementing our distribution model and broadening our partnership relationships. These costs included approximately $1.1 million (including sales commission of $370,327 and non-cash business development expense of $134,000) for sales and marketing, advertising and business development expenses as well as approximately $305,000 of travel and travel related expenses, and approximately $284,000 of costs associated with technology service which includes engineering development, software and hardware related to the ongoing provision of our services. During the six months ended June 30,2009, we also spent approximately $526,000 on research and development. The research and development expenses were primarily related to compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products.

         Going forward in fiscal 2009 we are now seeing results from our DSGI launch, as we are seeing significant monthly increases in our subscription revenue business. In the second quarter of fiscal 2009, we launched in the Curry's chain of stores, and we plan on launching in other countries by third quarter of fiscal 2009. Curry's is one of the companies operated by DSGI.

         We spent a significant time with Cydcor, which has over 3,000 door to door sales people that started to sell our SMB products. In February 2009, we entered into a 1 year marketing agreement with Cydcor Inc. whereby Cydcor will market our services and perform marketing campaigns as it may determine from time to time. We paid Cydcor a one-time marketing fee of $75,000 and Cydcor will be paid on a commission basis on all customer orders that have an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month. We are reorganizing the marketing campaign and program with Cydcor and expect a re-launch during third quarter of fiscal 2009.

         Subject to the availability of sufficient working capital, while it is likely we will continue to expend research and development costs during the remainder of fiscal 2009, we also anticipate that our sales and marketing and related expenses such as sales commissions will be higher compared to 2008 levels, including with respect to our ongoing relationships with DSG International as our sales increase.

         Our sales, general and administrative expenses remain high. Notwithstanding that approximately $1.6 million of our selling, general and administrative expenses for the six months ended June 30, 2009 are non-cash expenses, our net revenues are not sufficient to pay our operating costs and we have historically relied upon the sale of debt and equity securities to fund our business. During the six months ended June 30, 2009 we raised net proceeds of approximately $2.3 million in working capital through the issuance of long term notes and the sale of common stock. We paid cash commissions plus incidental expenses of approximately $125,000 and issued 748,500 five year common stock purchase warrants to our placement agents in connection with the issuance of long term notes during the six months ended June 30, 2009. We also paid finder's fees of $82,000 in connection with the sales of common stock. Subsequent to June 30, 2009, we have raised approximately $620,000 from the sale of our common stock, and borrowed an aggregate of $391,000 under an 18 month note whereby we shall pay cash commissions plus incidental expenses of approximately $12,000 and shall grant 98,250 five year common stock purchase warrants to our placement agent in connection with the long term notes. On August 4, 2009, we issued 200,000 shares and a three year warrant to purchase 250,000 shares of common stock at an exercise price of $0.18 per share as finder's fee in connection with the issuance of a convertible note in June 2009 and July 2009.

         Perhaps the greatest challenge facing our company for the remainder of fiscal 2009 is our ability to satisfy our continuing capital needs. We will need to raise significant additional capital during the remainder of fiscal 2009 to fund our operating expenses until such time, if ever, that our revenues are sufficient. In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $3.4 million which are either current past due or which are due in the next 12 months. Currently, there are $230,000 principal amount of the 10% short term notes which have already become due in September 2008 and February 2009, $661,000 Principal amount of the 8% and 10% notes which becomes due between July 2009 and June 2010, and $2,500,000 of the 8% notes of short term debts becomes due in August 2009. The Company has not redeemed the required monthly redemption beginning in September 2008 in connection with the 10% Convertible Short Term Senior Unsecured promissory notes amounting to $230,000. Additionally, there are $1,774,000 (including $391,000 raised after June 30, 2009) principal amount of the long term notes which becomes due between July 2010 and January 2011. Between July 15, 2009 and August 11, 2009, we have received conversion notices on 8% long term notes in an aggregate principal amount of $125,000 and a 10% note payable amounting to $160,000.

         Under the terms of various of the short-term notes in the aggregate principal amount of $2,500,000, we have the right to force a conversion of those obligations into equity providing that we have registered the shares of common stock issuable upon such conversions prior to the maturity dates of the notes. We have not filed the requisite registration statement and unless we are successful in/ extending the maturity dates of these obligations it is not likely we will be able to avail our company of this opportunity before the notes become due.

         In addition to these debt obligations, at June 30, 2009, we owe approximately $1.2 million of unpaid payroll taxes and we have accrued an additional approximate $117,000 through August 14, 2009. On June 5, 2009, we have received a notice from the State of California Employment Development Department ("EDD") stating that they will perform an employment tax audit. EDD will contact us to schedule for an audit appointment. Between June 2009 and August 2009, we have started paying minimal amounts towards the unpaid payroll taxes which totals to $18,000.

         We do not have sufficient cash to repay these obligations or past-due taxes and there are no assurances that the holders of our short-term debt will convert prior to the due dates of the obligations. We are also a defendant in a number of lawsuits, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, in which the various plaintiffs are seeking an aggregate of approximately $1,040,000 in addition to pre-judgment interest and court costs. Additionally, in July 2009, we received a complaint from an investor relations firm that is suing for damages of approximately $103,000 plus interest, attorneys' fees and all other related fees. While we are hopeful that we will prevail in some or all of these pending suits, if we are found liable in any of these actions, in addition to the attorney's fees we are incurring, we will be required to pay the various plaintiffs substantial sums.

         In May 2009, we entered into a financial representative agreement with a broker-dealer and member of FINRA whereby we engaged that firm to assist us in a best efforts private offering of our securities as well as providing advisory services to us in connection with potential mergers or acquisitions. A member of our Board of Directors is an employee of this firm. Under the terms of the agreement, we paid the firm a retainer of $45,000 and upon the first closing of the sale of its securities, we will grant 500,000 five-year warrant to purchase common stock at an exercise price of $0.01 as compensation for services. If the firm is successful in assisting us in a capital raise, we agreed to pay that firm certain additional fees based upon the proceeds we might received from an offering. We did not raise any capital under this agreement thus no warrants were issued and has received a partial refund of the retainer paid amounting to $10,000.

         We do not have any firm commitments for this additional capital and while we have been successful in raising capital in prior years, the current uncertainties, however, in the capital markets which may adversely impact our ability to continue to raise capital during the remainder of fiscal 2009. Although we are optimistic that we will be able to raise additional capital, we are unable at this time, however, to predict the ultimate amount of proceeds we may receive or the timing of those funds. If we are not successful in raising the necessary capital, even if we are successful in extending the due dates of the short-term obligations we may be forced to curtail some or all of our operations and take certain steps to reduce our operating expenses which could adversely impact our ability to expand our business. As described elsewhere herein, there are no assurances we will be able to continue as a going concern in which event you would lose your entire investment in our company.

GOING CONCERN

         We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $94 million since inception through June 30, 2009. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we can offer no assurances that we will be successful in raising working capital as needed particularly in the current economic climate. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

         The Company has collected annual fees related to online back-up services. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of June 30, 2009 and December 31, 2008 amounted to $1,502,400 and $240,436, respectively, and will be recognized as revenue over the respective subscription period.

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

         In May 2009, Statement of Financial Accounting Standards No. 165 - Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management intends to adopt this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

NET REVENUES

         Our net revenues increased substantially during the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008. These increases in revenues reflects the increase in subscriptions and the offering of our 1 year prepaid subscriptions primarily attributable to the establishment of an international partner relationship with DSG. For the three and six months ended June 30, 2009, approximately 91% and 87%, respectively of our total net revenues were primarily attributable to the establishment of an international partner relationship with DSG International focusing in Europe. During the three and six months ended June 30, 2009, we have recognized earned revenues of approximately $429,000 and $610,000, respectively from our 1 year prepaid subscriptions sold in fiscal 2008 and first half of fiscal 2009. We did not have comparable revenues during the three and six months ended June 30, 2008. Unearned/deferred revenue as of June 30, 2009 amounted to $1,502,400 and will be recognized as revenue over the respective subscription period. Although we realized net revenues related to the DSG International relationship, a significant portion of such net revenues was not received by us whereby certain percentage of such revenues generated from DSG International partner relationship were paid as sales commissions amounting to approximately $222,000 and $361,000 during the three and six months ended June 30, 2009, respectively.

TOTAL OPERATING EXPENSES

         Our total operating expenses for the three and six months ended June 30, 2009 decreased approximately 12% and 3%,respecively from the three and six months ended June 30, 2008. Our operating expenses included expenses related to research and development and sales, general and administrative expenses. Below provide certain information regarding our operating expenses:

Research and development

         Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. We spent $284,710 and $526,495 on research and development expenses for the three and six months ended June 30, 2009, respectively as compared to $288,916 and $811,870 for same period in 2008. Research and development expenses represented approximately 11% and 9% of our total operating expenses for the three and six months ended June 30, 2009, respectively and 10% and 14% for same period in 2008.

         The decrease in our research and development expenses when compared to the comparable periods in 2008 is primarily attributable to decreased use of consultants for research and development of our product as we have finished developing our core product and also decrease in non-cash expenses of $157,000 which represents the fair value of stock issued to a key employee in lieu of cash compensation during the six months ended June 30, 2008. Subject to the availability of sufficient working capital, we anticipate that we will continue to incur research and development expenses in future periods as a result of the addition of new features, the launch of new versions of our products and the expansion of our engineering staff, however we are not able at this time to quantify the amount of such expenditures.

Sales, General, and Administrative Expenses

         For the three months ended June 30, 2009, our selling, general and administrative expenses were $2,222,982 as compared to $2,572,027 for same period in 2008, a decrease of $349,045, or approximately 14%. For the six months ended June 30, 2009, our selling, general and administrative expenses were $5,045,782 as compared to $4,922,885 for same period in 2008, an increase of $122,897, or approximately 2%. Sales, general and administrative expenses represented approximately 89% and 91% of our total operating expenses for the three and six months ended June 30, 2009, respectively and 90% and 86% for same period in 2008.

         The following table provide certain information on the approximate amounts of components of our sales, general and administrative expenses for each of the periods:

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                 ---------------------   -----------------------
                                    2009        2008        2009         2008
                                 ---------   ---------   ----------   ----------
Sales, marketing, advertising,
  and business development  ...  $ 616,000   $ 203,000   $1,378,000   $  554,000
Employee related costs ........    635,000     825,000    1,379,000    1,478,000
Technology service ............     89,000      99,000      284,000      296,000
Non-cash expenses .............    396,000     958,000    1,071,000    1,796,000
General overhead expenses .....    487,000     487,000      934,000      799,000

         o The sales and marketing and advertising, and business development expenses increased approximately 203% and 149% during the three and six months ended June 30, 2009. Sales, marketing, advertising and business development expenses which includes sales commissions and costs associated with the various marketing programs discussed earlier as well as travel and travel related expenses associated with our efforts to further develop and broaden our OEM partner base. The increase in sales and marketing, advertising and business development expenses was primarily attributable to an increase in sales commissions to DSG International based upon a percentage of the revenue volume generated via their efforts. The increase in sales commissions reflects the increase in revenues during the three and six months ended June 30, 2009. We also paid DSG International approximately $165,000 and $352,000 during the three and six months ended June 30, 2009 as marketing fund for costs such as packaging and incentive fee for our annual subscriptions. In addition, we have paid Cydcor, a one time marketing fee of $75,000 and granted them 250,000 stock options valued at $22,500 during the six months ended June 30, 2009. This increase is also attributable to an increase in non cash business development expense. During the six months ended June 30, 2009, we issued 600,000 shares to consultants for public relations services valued at approximately $134,000. We presently anticipate that travel expenses for the remainder of fiscal 2009 will be slightly higher from fiscal 2008 as it could vary depending upon our expansion in Europe. We anticipate that we will continue to incur sales, marketing, and commission expenses which are calculated based upon a percentage of the revenue volume generated from DSG International partner relationship during the remainder of fiscal 2009, but we are not able to quantify the amount of such expenses,

         o Employee related costs which includes salaries and employee costs, recruiting expenses, 401k contributions and stock based compensation decreased approximately 23% and 7% during the three and six months ended June 30, 2009. The decrease is primarily attributable to a decrease in issuance of stocks to our employees as stock based compensation of $131,000 during the six months ended June 30, 2009. This decrease is also attributable to a decrease in number of employees as compared to the 2008 period. Subject to the availability of sufficient working capital, we anticipate that we will hire additional software engineers and other staff to support our projected growth. Our offices are in a geographic location which is not tech heavy and we face competition in hiring qualified employees and consultants. Our experience has been that in order to recruit qualified employees we are required to pay recruiting expenses and offer relocation packages. If we are able to hire the personnel we presently deem necessary, our selling, general and administrative expenses will increase although we are presently unable to quantify the amount of projected increase,

         o Technology service which includes engineering development, software and hardware related to the ongoing provision of our services. Technology service slightly decreased by $10,000, or approximately 10% to $89,000 during the three months ended June 30, 2009 from $99,000 for the same period in 2008. Technology service slightly decreased by $12,000, or approximately 4% to $284,000 during the six months ended June 30, 2009 from $296,000 for the same period in 2008. We anticipate that these costs will be relatively constant during the remainder of 2009 from fiscal 2008 levels and that as we increase the number of paid subscribers our cost per customer for delivering service will be reduced as we spread the expense over a greater number of subscribers, and

         o Non-cash expense includes option expense associated with options granted to our executive officers and other employees, depreciation and stock based consulting fees.

         During the three months ended June 30, 2009 and 2008 we recorded non-cash expenses of approximately $232,000 and $201,000, respectively, related to depreciation expenses. During the six months ended June 30, 2009 and 2008 we recorded non-cash expenses of approximately $467,000 and $401,000, respectively, related to depreciation expenses. The increase is primarily attributable to the depreciation of the additions and purchase of computer equipment and software for the continued expansion of our technological infrastructures as our subscribers increased,

         Options expense consists of the fair value of options issued to Executive officers and employees. During the three months ended June 30, 2009 and 2008 we recorded non-cash expenses of approximately $164,000 and $548,000, respectively. During the six months ended June 30, 2009 and 2008 we recorded non-cash expenses of approximately $544,000 and $1,133,000, respectively, related to stock-based compensation expense, of which approximately $131,000 was related to options granted to our CEO and $90,000 to our Directors. Under SFAS No. 123(R), which was effective January 1, 2006, companies are now required to measure the compensation costs of share-based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. This decrease is primarily attributable to the decrease in fair values (utilizing the Black Scholes model) at grant dates during the three and six months ended June 30, 2009 as compared to same period in 2008,

         During the three months and six months ended June 30, 2009 and 2008, we issued stocks, options and warrants to consultants as compensation for business advisory and public relations services to us. During the three months ended June 30, 2009 and 2008 we recorded non-cash expenses of approximately $0 and $209,000, respectively, related to stock-based consulting expense. During the six months ended June 30, 2009 and 2008 we recorded non-cash expenses of approximately $60,000 and $262,000, respectively, related to stock-based consulting expense. The decrease in such expenses is primarily due to the decline in executed agreements utilizing stock based compensation as compared to the same period in 2008.

         o Other general overhead expense includes rent, insurance, legal and accounting fees, utilities, and other general operating expenses. The increase in general overhead expense for the six months ended June 30, 2009 is primarily attributable to increase in legal fees of approximately $86,000 associated with litigation matters and increase rent of approximately $54,000.

TOTAL OTHER EXPENSES

         Our total other expenses in the three and six months ended June 30, 2009 primarily include expenses associated with derivative liabilities, interest expense, a gain from debt settlement and gains from foreign currency conversions.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES AND DERIVATIVE LIABILITIES
EXPENSE

         Change in fair value of derivative liabilities and derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 07-5 to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase of approximately $161,000 and $18,000 during the three and six months ended June 30, 2009. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income. We did not have a comparable other expense during the same period in 2008 due to the adoption of EITF 07-5 effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

         The adoption of EITF 07-5's requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("round-down" provisions). Warrants with such provisions will no longer be recorded in equity. Instruments with down-round protection are not considered indexed to a company's own stock under EITF 07-5, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

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

GAIN FROM DEBT SETTLEMENT

         We were a party to litigation filed on November 15, 2007 by a lessor related to an aircraft lease agreement entered into by the Company in July 2007. In January 2009, we formally settled for $100,000 payable in five equal monthly installments. We had an outstanding balance of approximately $398,000 which has been included in accounts payable prior to this settlement. We have recognized a gain from debt settlement of approximately $298,000 for the six months ended June 30, 2009. We made settlement payments for a total amount of $75,000 between February 2009 and August 2009.

FOREIGN CURRENCY GAIN

         Under the terms of our agreement with DSG International we are required to make certain payments in British Pound Sterling. Foreign currency loss of $8,593 and $1,690, respectively, for the three and six months ended June 30, 2009.

INTEREST EXPENSE

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of deferred financing cost and interest on our convertible promissory notes. The decrease in interest expense during the three and six months ended June 30, 2009 when compared to the same period in 2008 is primarily attributable to the amortization of the debt discount amounting to approximately $1.5 million associated with the 8% Convertible Subordinated Promissory Debenture and $1.2 million associated with the 10% Convertible Senior Unsecured Promissory Debentures.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between June 30, 2009 and December 31, 2008:

                                                           June 30,     DECEMBER 31,        $           %
                                                           2009 ($)       2008 ($)       CHANGE      CHANGE
                                                         ------------   ------------   -----------   ------
Working capital (deficit) ............................    (8,375,744)    (6,859,969)   (1,515,775)      22%
Cash .................................................        26,993         18,946         8,047       42%
Accounts receivable ............................. ....       585,153        132,389       452,764      342%
Prepaid marketing expenses ...........................       561,128         97,630       463,498      475%
Total current assets .................................     1,173,274        248,965       924,309      371%
Property and equipment, net ..........................       845,617      1,093,732      (248,115)     -23%
Other assets .........................................       215,599         56,985       158,614      278%
Total assets .........................................     2,234,490      1,399,682       834,808       60%

Overdraft liability ..................................       175,883              -       175,883      100%
Accounts payable and accrued expenses ................     2,637,216      2,834,230      (197,014)      -7%
Accrued payroll taxes ................................     1,221,424        664,922       556,502       84%
8% convertible promissory notes, net - current portion     2,574,196      2,500,000        74,196        3%
10% convertible promissory notes, net- current portion       781,025        776,008         5,017        1%
Accrued interest on convertible promissory notes .....       100,508         78,338        22,170       28%
Deferred revenue......................................     1,502,400        240,436     1,261,964      525%
Derivative liabilities ...............................       541,366              -       541,366      100%
Due to stockholder ...................................        15,000         15,000             -       n/a
Total current liabilities ............................     9,549,018      7,108,934     2,440,084       34%
8% convertible promissory notes, net - long term .....       237,313        190,321        46,992       25%
10% convertible promissory notes, net - long term .....       16,542              -        16,542       100%
Total liabilities ....................................     9,802,873      7,299,255     2,503,618       34%

         We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2008 contains an explanatory paragraph regarding our ability to continue as going concern. While we have raised approximately $2,348,000 during the six months ended June 30, 2009, our operations do not generate sufficient cash to pay our operating expenses, especially as DSG International retains a significant portion of revenues generated as sales commissions. Approximately $361,000 generated from DSG International partner relationship were paid as sales commissions to that company out of the total DSG revenues of approximately $943,000 during the six months ended June 30, 2009.

         At June 30, 2009, we had cash on hand of $26,993 and a bank overdraft of approximately $176,000. Subsequent to that date we have raised an additional $620,000 through the sale of our common stock and borrowed an aggregate of $391,000 under an 18 month note.

         At June 30, 2009, our working capital deficiency has increased to $8,375,744 from $6,859,969 at December 31, 2008. This increase in our working capital deficit is primarily attributable to an increase in our current liabilities in the 2009 period.

         Our current assets increased by $924,309 from December 31, 2008 to June 30,2009.

         Included in these changes is an increase of:

         o $452,764 in accounts receivable related to DSG revenues,

         o $463,498 in prepaid marketing is primarily related to prepaid sales commissions to DSG related to the sale of annual subscriptions,

         o $175,883 in overdraft liability,

         o $556,502 in accrued payroll taxes reflecting unpaid payroll taxes for the first half of fiscal 2009,

         In addition, at June 30,2009 is approximately $1,221,000 of unpaid payroll taxes, an increase from approximately $665,000 at December 31, 2008. Subsequent thereto, this liability has risen to approximately $1,338,000 at August 14, 2009. We do not have the funds to satisfy this liability. If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Perle, our CEO, could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid. On June 5, 2009, we have received a notice from the State of California Employment Development Department ("EDD") stating that they will perform an employment tax audit. EDD will contact us to schedule for an audit appointment. Between June 2009 and August 2009, we have started paying minimal amounts towards the unpaid payroll taxes which totals to $18,000.

         o $74,196 in amounts due under 8% convertible subordinated promissory debentures. We have a remaining debt discount of $25,804 as of June 30, 2009,

         o $5,017 in amounts due under 10% convertible promissory notes - current portion. We have a remaining debt discount of $9,975 as of June 30, 2009,

         o $22,170 of accrued interest under the 8% and 10% convertible promissory debentures.

         o $1,261,964 in deferred revenue for online back up service fees received in advance or collected up front on sales of annual subscriptions,

         o $541,366 in derivative liabilities as a result of the application of EITF Issue No. 07-5 to our financial statements,

         These increases were offset by decreases of:

         o $197,014 in accounts payable and accrued expenses. This decrease is primarily attributable to the decrease in liability in conjunction with an aircraft lease agreement. In January 2009, we formally settled for $100,000 payable in five equal monthly installments.

         At June 30, 2009, our total long term liabilities increased by $63,534. Between January 2009 and June 2009 we issued and sold new convertible promissory note of $1,383,000, and recognized interest expense from amortization of its debt discount of approximately $230,000 during the six months ended June 30, 2009.

         During the six months ended June 30, 2009, our cash increased by $8,047. This increase consisted of $2,347,532 in cash provided by financing activities which was offset by $2,120,469 of cash used in operating activities and $219,016 of cash used in investing activities.

         Net cash used in operating activities for the six months ended June 30, 2009 decreased $1,153,373 from the same period in 2008. The decrease in net cash used in operating activities is primarily due to decrease in our net loss for the period to $4,771,056, as compared to a net loss of $8,065,686 for the same period in fiscal 2008. The decrease in net cash used in operating activities is also primarily due to a decrease in changes in assets and liabilities which includes accounts payable, accrued expenses and accrued interest of $1,017,120 and deferred revenue of $1,878,169. Additionally, the increase is primarily attributable to the effect of decreased expenses for the six months ended June 30, 2009 related to non-cash transactions, including the amortization of prepaid marketing expense, debt discount, and fair value of options and warrants for services.

         Net cash used in investing activities was $219,016 for the six months ended June 30, 2009 as compared to net cash used in investing activities of $167,967 for the same period in fiscal 2008. The increase is primarily attributable to the purchase of computer equipment and software for the continued expansion of our technological infrastructures as our subscribers increased.

         Net cash provided by financing activities was $2,347,532 for the six months ended June 30, 2009 as compared to $2,970,594 for same period in fiscal 2008. During the six months ended June 30, 2009, we received net proceeds of $914,000 from the issuance of our common stock, and $1,383,000 proceeds from issuance of convertible promissory notes. During six months ended June 30, 2008, we received net proceeds of $415,000 from the issuance of our common stock, $834,594 from the exercise of stock warrants and options, $50,000 proceeds from issuance of a long term convertible promissory note and $1,671,000 proceeds from issuance of a 10% convertible promissory note.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Wolfe Axelrod Weinberger,LLC filed a complaint against us in the Supreme Court of New York, County of New York, Index No. 109746-2009, which was filed on July 9, 2009 to pay for financial public relations and investor relations services rendered. The vendor is suing for damages of approximately $103,000 plus interest, attorneys' fees and all other related fees. We intend to respond aggressively to the litigation and it is too soon to determine the likelihood or amount of loss, if any.

ITEM 1A. RISK FACTORS.

         Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K except as discussed below.

CURRENTLY WE HAVE APPROXIMATELY $2,695,000 OF DEBT WHICH IS PRESENTLY PAST DUE, AN ADDITIONAL $536,000 WHICH WILL BECOME DUE BETWEEN SEPTEMBER 2009 AND JUNE 2010 AND WE DO NOT HAVE THE FUNDS NECESSARY TO PAY THESE OBLIGATIONS.

         In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $2,695,000 which are either current past due or in default. Currently, there are $195,000 principal amount of the 10% short term notes which have already become due in September 2008, and $2,500,000 of the 8% notes of short term debts which have already become due in August 2009. The Company has not redeemed the required monthly redemption beginning in September 2008 in connection with the 10% Convertible Short Term Senior Unsecured promissory notes. Additionally, there are $1,774,000 principal amount of the 8% and 10% long term notes which becomes due between July 2010 and January 2011. Under the terms of the short-term note in the principal amount of $2,500,000, we have the right to force a conversion of those obligations into equity providing that we have registered the shares of common stock issuable upon such conversions prior to the maturity dates of the notes. We have not filed the requisite registration statement and unless we are successful in extending the maturity dates of these obligations it is not likely we will be able to avail our company of this opportunity before the notes become due. The existence of these obligations provide additional challenges to us in our efforts to raise capital to fund our operations. If we are unable to restructure these notes and we are unable to raise the capital necessary to satisfy the obligations, it is possible we will be forced to cease operations.

WE ARE PAST DUE IN THE PAYMENT OF PAYROLL TAXES.

         At June 30, 2009, we had $1,221,000 of accrued but unpaid payroll taxes due the federal government and since that date through August 14, 2009 the amount has increased to $1,338,000. We do not have the funds necessary to satisfy this obligation. If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Perle, our President, could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid. On June 5, 2009, we have received a notice from the State of California Employment Development Department ("EDD") stating that they will perform an employment tax audit. EDD will contact us to schedule for an audit appointment.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         Between April 28, 2009 and June 30, 2009, we issued in aggregate 3,031,250 shares of our common stock to seven purchasers and issued those purchasers three year common stock purchase warrants to purchase 3,031,250 shares of our common stock exercisable at a price of $0.20 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Regulation D and Section 4(2) of that act. We received gross proceeds of approximately $485,000. We used the net proceeds for general working capital. The recipients were accredited investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities.

The recipients had access to business and financial information concerning our company. We paid Laird Business Consulting, a finder's fee of $60,000, Proximiti Solutions, finder's fee of $9,500 and issued 46,875 shares of our common stock valued at $7,500.

         Between April 2009 and June 2009 we sold an aggregate of $245,000 principal amount 8% 18-month Convertible Notes to eleven accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D and Section 4(2) of that act. These notes are convertible into units at the rate of $4.00 per unit of the Company's securities at any time at the option of the note holder. Each unit shall consist of 25 shares of common stock of the Company and 25 two-year callable warrants to purchase of common stock of the Company at an exercise price of $0.20 per share. The warrants are callable by the Company beginning upon the date that the Company's common stock has a ten trading day average price greater than $0.50, but not sooner than seven months after the final closing of this offering. Holders will have five business days in which to exercise their warrants upon receiving a call notice. We paid Finance 500, Inc., a FINRA member, commission of $24,500 and granted 146,250 five year common stock purchase warrants exercisable at a price of $0.20 in this transaction. We received gross proceeds of $245,000. We are using the net proceeds from this offering for working capital.

         Between April 2009 and July 2009 we sold an aggregate of $610,000 principal amount 10% 18-month Convertible Notes to two accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D and Section 4(2) of that act. These notes are convertible into units at the rate of $4.00 per unit of the Company's securities at any time at the option of the note holder. Each unit shall consist of 25 shares of common stock of the Company and 25 two-year callable warrants to purchase of common stock of the Company at an exercise price of $0.20 per share. The warrants are callable by the Company beginning upon the date that the Company's common stock has a ten trading day average price greater than $0.50, but not sooner than seven months after the final closing of this offering. Holders will have five business days in which to exercise their warrants upon receiving a call notice. We are using the net proceeds from this offering for working capital. We issued Newport Pelican Group, 200,000 shares of our common stock valued at $42,000 and 250,000 warrants valued at approximately $27,000 as finder's fee.

         In May 2009 we issued 450,000 shares of our common stock valued at approximately $81,000 to an accredited investor as compensation for legal services rendered in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         In June 2009, we issued in aggregate of 978,254 shares of our common stock to three accredited investors who were holders of our 8% debentures in connection with the conversion of $150,000 principal amount of debentures plus accrued interest of $6,520. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

         In July 2009, we issued 413,771 shares of our common stock to 19 accredited investors in connection with the payment of interest on our 8% promissory notes and 10% convertible debentures. The fair value of such shares issued amounted to approximately $70,000. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D and Section 4(2) of that act.

         Between July 1, 2009 and August 1, 2009, we issued in aggregate 625,000 shares of our common stock to four purchasers and issued those purchasers three year common stock purchase warrants to purchase 625,000 shares of our common stock exercisable at a price of $0.20 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Regulation D and Section 4(2) of that act. We received gross proceeds of approximately $100,000. We used the net proceeds for general working capital. The recipients were accredited investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. We shall pay Proximiti Solutions, finder's fee of $4,000.

         In July 2009 we sold an aggregate of $116,000 principal amount 8% 18-month Convertible Notes to four accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D and Section 4(2) of that act. These notes are convertible into units at the rate of $4.00 per unit of the Company's securities at any time at the option of the note holder. Each unit shall consist of 25 shares of common stock of the Company and 25 two-year callable warrants to purchase of common stock of the Company at an exercise price of $0.20 per share. The warrants are callable by the Company beginning upon the date that the Company's common stock has a ten trading day average price greater than $0.50, after the final closing of this offering. Holders will have five business days in which to exercise their warrants upon receiving a call notice. We shall pay Finance 500, Inc., a FINRA member, commission of $11,600 and granted 98,250 five year common stock purchase warrants exercisable at a price of $0.20 in this transaction. We received gross proceeds of $116,000. We are using the net proceeds from this offering for working capital.

         In July 2009, we issued in aggregate of 488,030 shares of our common stock to three accredited investors who were holders of our 8% 18-month debentures in connection with the conversion of $75,000 principal amount of debentures plus accrued interest of $3,085. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

         Between July 2009 and August 2009, we granted 775,000 shares of our common stock to two accredited investors who were holders of 10% short term debenture in connection with the conversion of $160,000 principal amount of debentures. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

         In August 2009, we granted 325,034 shares of our common stock to two accredited investors who were holders of our 8% 18-month debentures in connection with the conversion of $50,000 principal amount of debentures plus accrued interest of $2,005. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemptions provided by Section 3(a)(9) of that act.

         Between August 6, 2009 and August 11, 2009, we sold an aggregate 3,250,000 shares of our common stock to two purchasers and issued those purchasers three year common stock purchase warrants to purchase 3,250,000 shares of our common stock exercisable at a price of $0.18 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Regulation D and Section 4(2) of that act. We received gross proceeds of approximately $520,000. We used the net proceeds for general working capital. The recipients were accredited investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

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

By: /s/ Cery B. Perle                                          August 19, 2009
    -----------------                                          ---------------
    Cery B. Perle                                              Date
    President, Chief Executive Officer and Director
    (Principal executive officer and
    principal financial and accounting officer)