Form 10-Q
period 2009-09-30
SPARE BACKUP, INC.
filed 2009-11-23
CIK 1103577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 000-30587

SPARE BACKUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-3030650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

72757 Fred Waring Drive, Palm Desert, CA 92260

(Address of principal executive offices)

(760) 779-0251

(Registrant’s telephone number, including area code)

na

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 129,370,913 shares of common stock are issued and outstanding as of November 17, 2009.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Spare Backup,” the Company”, “ we”, “our”, and “us” refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiary. The information which appears on our web site is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, including approximately $1.7 million of accrued payroll taxes and approximately $2,795,000 of past due notes, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2008 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

SPARE BACKUP, INC.

iii

SPARE BACKUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2009	2008
	(Unaudited)	(1)
Current Assets:
Cash	$36,064	$18,946
Accounts receivable	120,072	132,389
Prepaid expenses	501,702	97,630
Total current assets	657,838	248,965

Fixed assets, net of accumulated depreciation of $2,283,641 and $1,586,435 at September 30, 2009 and December 31, 2008, respectively	604,472	1,093,732

Other assets	197,289	56,985
Total assets	$1,459,599	$1,399,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,582,185	$2,834,230
Accrued payroll taxes	1,727,177	664,922
8% convertible promissory notes, net of debt discount of $316,831 and $0 at September 30, 2009 and December 31, 2008, respectively	2,811,169	2,500,000
10% convertible promissory notes, net of debt discount of $0 and $74,992 at September 30, 2009 and December 31, 2008, respectively	631,000	776,008
Accrued interest on convertible promissory notes	110,236	78,338
Derivative liabilities	280,699	—
Deferred revenue	1,210,204	240,436
Due to stockholder	15,000	15,000
Total current liabilities	9,367,670	7,108,934

8% convertible promissory notes, net of debt discount of $279,358 and $59,679 at September 30, 2009 and December 31, 2008, respectively	91,642	190,321
Total liabilities	9,459,312	7,299,255

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 50,000 issued and outstanding	50	50
Common stock; $.001 par value; 300,000,000 shares authorized; 127,290,158 and 105,193,730 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	127,290	105,194
Additional paid-in capital	89,165,688	82,772,427
Accumulated deficit	(97,292,741)	(88,777,244)

Total stockholders’ deficit	(7,999,713)	(5,899,573)

Total liabilities and stockholders’ deficit	$1,459,599	$1,399,682

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$768,006	$299,141	$1,855,344	$753,233

Operating expenses:
Research and development	356,919	261,141	883,414	1,073,011
Selling, general and administrative	2,575,732	3,199,350	7,621,514	8,122,235
Total operating expenses	2,932,651	3,460,491	8,504,928	9,195,246

Operating loss	(2,164,645)	(3,161,350)	(6,649,584)	(8,442,013)

Other income (expense):
Change in fair value of derivative liabilities	239,011	—	256,736	—
Gain from debt settlement	—	—	297,799	35,713
Foreign currency gain	11,011	1,635	9,321	15,453
Interest expense	(1,270,727)	(1,270,008)	(1,870,678)	(4,104,562)
Total other income (expense)	(1,020,705)	(1,268,373)	(1,306,822)	(4,053,396)

Net loss	$(3,185,350)	$(4,429,723)	$(7,956,406)	$(12,495,409)

Basic and diluted loss per common share	$(0.03)	$(0.05)	$(0.07)	$(0.15)

Basic and diluted weighted average common shares outstanding	119,519,735	89,896,098	112,010,114	83,392,028

See Notes to Unaudited Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-month periods ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,956,406)	$(12,495,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(256,737)	—
Fair value of options and warrants issued to employees	701,578	1,587,679
Fair value of options issued to consultants	117,816	303,140
Fair value of warrants issued to consultants	59,611	52,918
Fair value of warrants issued as interest expense	14,944	—
Amortization of debt discount	1,313,732	3,889,014
Fair value of common stock issued in connection with service rendered	270,800	1,187,085
Fair value of shares of preferred stock issued in connection with services rendered	—	50
Depreciation	697,206	614,751
Amortization of prepaid marketing expense	463,352	181,238
Amortization of deferred financing costs	259,773	—
Gain from debt settlement	(297,799)	—
Changes in operating assets and liabilities:
Accounts receivable	12,317	(100,975)
Prepaid expense and other current assets	(1,054,374)	(5,000)
Accounts payable, accrued expense and accrued payroll taxes	1,167,539	220,288
Deferred revenues	969,768	—
Accrued interest on convertible promissory notes	281,474	215,549

Net cash used in operating activities	(3,235,406)	(4,349,672)

Cash flows used in investing activities:
Capital expenditures	(267,476)	(209,605)

Net cash used in investing activities	(267,476)	(209,605)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	1,804,000	1,808,500
Net proceeds from issuance of common stock for cash	1,736,000	985,000
Net proceeds from exercise of warrants	—	1,141,765
Cash overdraft	—	6,711
Proceeds from exercise of stock options	—	139,899
Principle repayments of convertible promissory notes	(20,000)	(50,000)

Net cash provided by financing activities	3,520,000	4,031,875

Net increase (decrease) in cash	17,118	(527,402)

Cash, beginning of period	18,946	527,402

Cash, end of period	$36,064	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Satisfaction of obligation	$59,530	$—
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and corresponding debt discount	$1,775,250	$1,784,152
Conversion of debt issuance costs into shares of common stock	$213,127	$—
Conversion of convertible promissory notes and accrued interest into shares of common stock	$1,293,921	$1,295,000
Fair value of shares of common stock issued for payment of accrued interest	$232,310	$167,175

See Notes to Unaudited Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Spare Backup, Inc., (the “Company”) was incorporated in Delaware in December 1999. The Company sells on-line backup solutions software and services to individuals, business professionals, small office and home office companies, and small to medium sized businesses.

The balance sheet presented as of December 31, 2008 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2008 included in our Annual Report on Form 10-K dated April 15, 2009. The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $8.0 million during the nine months ended September 30, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The accompanying consolidated financial statements include the accounts of Spare Backup and its wholly owned subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

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

Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 102,775,911and 68,334,907 at September 30, 2009 and 2008, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at September 30, 2009 and 2008 are excluded from the loss per share computation for that period due to their antidilutive effect.

SPARE BACKUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 between January 2007 and October 2008 and $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During the nine month periods ended September 30, 2009, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2009 and December 31, 2008, with the exception of its convertible promissory notes. The carrying amount of the convertible promissory notes at September 30, 2009 and December 31, 2008, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2009 and December 31, 2008, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2009, management has determined that an allowance is not necessary.

SPARE BACKUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of September 30, 2009. Instead, such amounts are included in the statement of operations under the caption “Research and Development.”

Share-based Payments

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC 718-10-55 - Compensation-Stock Compensation. Under ASC 718-10-55, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the Securities and Exchange Commission, or the SEC, issued FASB ASC 825-10-50-10 – Financial Instruments – Overall - Disclosures. ASC 825-10-50-10 expresses views of the staff regarding the interaction between ASC 718-10-55 and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. ASC 718-10-55 permits public companies to adopt its requirements using one of two methods. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718-10-55. Effective with its fiscal 2006, the Company has adopted the provisions of ASC 718-10-55 and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

Foreign Currency Transactions

The Company periodically engages in transactions in countries outside the United States which may result in foreign currency transaction gains or losses. Gains and losses resulting from foreign currency transactions are recognized as foreign currency gain (loss) in the statement of operations of the period incurred.

Revenue Recognition

The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials”. The Company records revenue when persuasive evidence of an arrangement exists, on-line back-up services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company has collected annual fees related to online back-up services. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of September 30, 2009 and December 31, 2008 amounted to $1,210,204 and $240,436, respectively, and will be recognized as revenue over the respective subscription period.

SPARE BACKUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue consists of the gross value of billings to clients. The Company reports this revenue gross in accordance with Generally Accepted Accounting Pronouncements (“GAAP”) because it is responsible for fulfillment of the service, has substantial latitude in setting price and assumes the credit risk for the entire amount of the sale, and it is responsible for the payment of all obligations incurred for sales marketing and commissions.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 165, “Subsequent Events,” which was later superseded by the FASB Codification and included in topic 855. This update to the Codification established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This update to the Codification was adopted in the third quarter of 2009 and did not have a significant impact on the Company’s financial statements.

In July 2009, the FASB issued ASC topic 105 (formerly Statement of Financial Standard (SFAS) 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with GAAP. This pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this pronouncement in the third quarter of 2009. Adoption did not have a significant impact on the Company’s financial statements.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses generally is compromised of marketing and sales commissions paid to sales agents for the 1 year prepaid subscriptions related to the Company’s online back-up services. The prepaid marketing expense is being amortized over the term of the respective subscription sold in accordance with GAAP whereby incremental direct costs are recognized in earnings in the same pattern as revenue is recognized. During the nine months ended September 30, 2009 and 2008, amortization of prepaid marketing amounted to $463,352 and $181,238, respectively and was recorded as sales, general and administrative expense in the accompanying statement of operations. On September 30, 2009, and December 31, 2008, prepaid expense amounted to $501,702 and $97,630.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	September 30, 2009	December 31, 2008
Computer and office equipment	3 to 5 Years	$2,685,815	$2,616,646
Leasehold improvements	5 years	202,298	202,298
		2,888,113	2,818,944
Less: Accumulated depreciation		(2,283,641)	(1,725,212)
		$604,472	$1,093,732

Depreciation expense amounted to $697,206 and $614,751 for the nine months ended September 30, 2009 and 2008, respectively.

SPARE BACKUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 5 - OTHER ASSETS

Other assets generally consists of deferred financing costs related to the issuance of convertible promissory notes and is awarded on the terms of such notes. Amortization of other assets- deferred financing costs amounted to approximately $260,000 and $0 for the nine months ended September 30, 2009 and 2008, respectively, and is included in interest expense.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES-CURRENT

Convertible promissory notes consist of the following as of:

	September 30, 2009	December 31, 2008

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

	$3,128,000	$2,500,000
Less: unamortized discount	(316,831)	(—)
Convertible promissory notes- short-term	$2,811,169	$2,500,000

During the nine month period ending September 30, 2008, the Company issued 1,875,757 shares in connection with the conversion of 8% convertible promissory notes with an aggregate principal of $475,000. The fair value of such shares issued amount to approximately $475,000, or an average of $0.25 per share.

During the nine months ended September 30, 2009, the Company classified $628,000 8% convertible promissory notes from long-term to short-term along with the debt discount of $331,908.

	September 30, 2009	December 31, 2008

10% Convertible promissory notes, bearing interest at 10% per annum, maturing between August 2008 and January 2010. Interest payable commencing the quarter ended September 30, 2008, payable within thirty (30) days of the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at the volume weighted average price for the common stock for the ten (10) trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate ranging from $0.16 to $0.25

	$631,000	$851,000
Less: unamortized discount	(—)	(74,992)
Convertible promissory notes- short-term	$631,000	$776,008

During the nine month period ending September 30, 2008, the Company issued 2,733,333 shares in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $820,000. The fair value of such shares issued amount to approximately $820,000, or $0.30 per share.

SPARE BACKUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 6 - CONVERTIBLE PROMISSORY NOTES-CURRENT (continued)

During the nine month period ending September 30, 2009, the Company issued 1,150,000 shares in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $220,000. The fair value of such shares issued amount to approximately $220,000, or an average of $0.19 per share.

At September 30, 2009
Principal- 8% convertible promissory notes past due	$2,500,000
Principal- 10% convertible promissory notes past due	$295,000

Total amortization of debt discounts for the convertible promissory notes - current amounted to approximately $600,000 and $3.9 million for the nine months ended September 30, 2009 and 2008, respectively, and is included in interest expense.

NOTE 7 - DERIVATIVE LIABILITIES

The adoption of GAAP’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“round-down” provisions). Warrants with such provisions will no longer be recorded in equity. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.

Instruments with round-down protection are not considered indexed to a company’s own stock under GAAP, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. The appendix to the Consensus contains an example (example 8) of warrants with round-down provisions that concludes they are not indexed to the company’s owned stock. A round-down provision may be viewed by some as a form of guarantee provided to the holder of the instrument, which is inconsistent with equity classification.

GAAP’s guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of this Issue and the amounts recognized in the statement of financial position at initial application of this Issue. The amounts recognized in the statement of financial position as a result of the initial application of this Issue shall be determined based on the amounts that would have been recognized if the guidance in this Issue had been applied from the issuance date of the instrument.

Since the Company did not previously account for warrants with round-down provisions as a liability in previously issued financial statements earlier application of GAAP is not permitted.

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

The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of approximately $257,000 during the nine months ended September 30, 2009. The decrease in fair value of the derivative liabilities has been recognized as other income.

SPARE BACKUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 8 - CONVERTIBLE PROMISSORY NOTES - LONG TERM

Convertible promissory notes consist of the following as of:

	September 30, 2009	December 31, 2008
8% Convertible promissory notes, bearing interest at 8% per annum, maturing between February 2010 and December 2010. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a effective conversion rate of $0.16.	$371,000	$250,000
Less: unamortized discount	(279,358)	(59,679)
Convertible promissory notes- long-term	$91,642	$190,321

During the nine month period ending September 30, 2009, the Company issued 2,764,160 shares in connection with the conversion of 8% convertible promissory notes with an aggregate principal of $425,000 and accrued interest amounting to $17,266. The fair value of such shares issued amount to approximately $442,266, or $0.16 per share.

During the nine months ended September 30, 2009, the Company classified $628,000 8% convertible promissory note from long-term to short-term along with the debt discount of $331,908.

	September 30, 2009	December 31, 2008
10% Convertible promissory notes, bearing interest at 10% per annum, maturing between October 2010 and December 2010. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a effective conversion rate of $0.16	$—	$—
Less: unamortized discount	(—)	(—)
Convertible promissory notes- long-term	$—	$—

During the nine month period ending September 30, 2009, the Company issued 3,812,500 shares in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $610,000. The fair value of such shares issued amount to approximately $610,000, or $0.16 per share.

Total amortization of debt discounts for the convertible promissory notes – long term amounted to approximately $714,000 and $7,800 for the nine months ended September 30, 2009 and 2008, respectively, and is included in interest expense.

NOTE 9 - STOCKHOLDERS’ DEFICIT

On August 15, 2008, the Company obtained through a vote of majority of its shareholders the approval to increase the authorized common shares from 150,000,000 to 300,000,000 shares of common stock at $0.001 par value and approval for a 1-for-10 reverse stock split of its issued and outstanding common stock.

The Company filed a Certificate of Amendment to its certificate of incorporation increasing the number of authorized shares of its common stock to 300,000,000 shares. Additionally, the stockholders granted the Company’s Board of Directors the authority to decide within six months from the date of the special meeting to implement a reverse stock split, set the timing for such split, and select a ratio for the reverse split up to a maximum of a one for ten (1:10). The Company did not implement a reverse stock split during the nine month period.

SPARE BACKUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

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

In September 2009, the Company issued 86,164 shares in connection with the payment of accrued interest as of September 30, 2009 of approximately $14,000 on the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to approximately $14,000 or $0.16 per share.

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

In September 2009, the Company issued 321,428 shares of common stock of the Company for legal services rendered. The fair value of such shares amounted to approximately $45,000 and has been recognized as legal expense.

Issuance of Common Stock Pursuant to Conversion of Convertible Promissory Notes

During the nine month period ending September 30, 2009, the Company issued 1,150,000 shares in connection with the conversion of 10% Convertible Senior Unsecured promissory notes with a principal amount of $220,000. The fair value of such shares issued amounted to approximately $220,000 or $0.19 per share.

SPARE BACKUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

During the nine month period ending September 30, 2009, the Company issued 3,812,500 shares in connection with the conversion of 10% convertible promissory notes with a principal amount of $610,000. The fair value of such shares issued amounted to approximately $610,000 or $0.16 per share.

During the nine month period ending September 30, 2009, the Company issued 2,764,160 shares in connection with the conversion of 8% 18-month convertible promissory notes with an aggregate principal amount of $425,000 and accrued interest of $17,266. The fair value of such shares issued amounted to approximately $442,000 or $0.16 per share.

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

Between April 2009 and June 2009, the Company issued in aggregate 4,350,000 common shares pursuant to a private placement which generated gross proceeds of approximately $696,000. In connection with this private placement, the Company issued 4,350,000 warrants exercisable at a price of $0.20 per share. The warrants expire three years from the date of grant. The Company paid finder’s fee of $69,500 and issued 46,875 shares of common stock and 106,250 three year common stock purchase warrants in connection with this private placement which have been allocated against paid in capital.

Between July 2009 and September 2009, the Company issued in aggregate 5,122,500 common shares pursuant to a private placement which generated gross proceeds of approximately $822,000. In connection with this private placement, the Company issued 4,962,500 warrants exercisable at a price range of $0.18 to $0.20 per share. The warrants expire at a range of two to three years from the date of grant.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Warrants

In connection with a general business and marketing advisory agreement, the Company issued warrants to purchase 993,528 shares of Common Stock at price of $0.20 per share during the nine month period ending September 30, 2009. The Company valued these warrants utilizing the Black-Scholes options pricing model ranging at $0.06 per share or approximately $60,000 and recorded a stock-based consulting expense for the nine months ended September 30, 2009.

In connection with the conversion of the convertible promissory notes with a 10% annum interest, the Company issued warrants to purchase 3,812,500 shares of Common Stock related to the notes principal and warrants to purchase 86,164 shares of Common Stock related to the accrued interest, both exercisable at a price of $0.20 per share during the nine month period ending September 30, 2009. The warrants expire in September 2011.

The fair value of the warrants issued in connection with the conversion of the convertible promissory notes amounted to $6,118. The fair value is based on the following assumptions, using Black Scholes Model: term: 2 years; exercise price: $0.20; risk-free interest rate: 0.98%; historical volatility: 105%; market value: $0.15.

The fair value of the warrants was recorded as an interest expense and as an increase to additional paid-in capital.

In connection with the conversion of the convertible promissory notes with a 10% annum interest, the Company issued warrants to purchase 250,000 shares of Common Stock to the placement agent as commission at a price of $0.18 per share during the nine month period ending September 30, 2009. The warrants expire in August 2012.

SPARE BACKUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 10 - STOCK OPTIONS AND WARRANTS (continued)

The fair value of the warrants issued in connection with the conversion of the convertible promissory notes amounted to $26,593. The fair value is based on the following assumptions, using Black Scholes Model: term: 3 years; exercise price: $0.18; risk-free interest rate: 0.97%; historical volatility: 109%; market value: $0.21.

The fair value of the warrants was recorded as a debt issuance cost and as an increase to additional paid-in capital.

In connection with the conversion of the convertible promissory notes with a 8% annum interest, the Company issued warrants to purchase 2,656,250 shares of Common Stock related to the notes principal and warrants to purchase 107,910 shares of Common Stock related to the accrued interest, both exercisable at a price of $0.20 per share during the nine month period ending September 30, 2009. The warrants expire between June and September 2011.

The fair value of the warrants issued in connection with the conversion of the convertible promissory notes amounted to $8,943. The fair value is based on the following assumptions, using Black Scholes Model: term: 2 years; exercise price: $0.20; risk-free interest rate: 0.91% to 0.98%; historical volatility: 105% to 112%; market value: $0.135 to $0.22.

The fair value of the warrants was recorded as an interest expense and as an increase to additional paid-in capital.

In connection with the conversion of the convertible promissory notes with a 8% annum interest, the Company issued warrants to purchase 846,750 shares of Common Stock to the placement agent as commission at a price of $0.20 per share during the nine month period ending September 30, 2009. The warrants expire between January 2011 and September 2014.

The fair value of the warrants issued in connection with the conversion of the convertible promissory notes amounted to $142,534. The fair value is based on the following assumptions, using Black Scholes Model: term: 2 - 5 years; exercise price: $0.20; risk-free interest rate: 0.81% to 2.34%; historical volatility: 104% to 109%; market value: $0.15 to $0.23.

The fair value of the warrants was recorded as a debt issuance cost and as an increase to additional paid-in capital.

In connection with the private placement of common stock, the Company issued warrants to purchase 11,187,500 shares of Common Stock to investors and warrants to purchase 106,250 shares of Common Stock to the placement agent as a finder’s fee during the nine month period ending September 30, 2009. The warrants have a price range of $0.18 to $0.20 per share and expire between January and September 2012.

Stock Options

In 2002, the Company adopted the 2002 Stock Plan under which stock awards or options to acquire shares of the Company’s common stock may be granted to employees and non-employees of the Company. The Company has authorized 12,000,000 shares of the Company’s common stock for grant under the 2002 Plan.

The 2002 Plan is administered by the Board of Directors and permits the issuance of options for the purchase of up to the number of available shares outstanding. Options granted under the 2002 Plan vest in accordance with the terms established by the Company’s stock option committee and generally terminates ten years after the date of issuance.

In February 2009, the Company entered into a 1 year marketing agreement with Cydcor Inc. whereby Cydcor will market the Company’s services and perform marketing campaigns as it may determine from time to time. Cydcor will be paid on a commission basis on all customer orders that has an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month. In addition, the Company granted 250,000 three-year stock options to purchase common stock to Cydcor. The Company valued these options utilizing the Black-Scholes options pricing model at $0.09 per share or approximately $23,000 and recorded marketing expense for the nine months ended September 30, 2009.

SPARE BACKUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 10 - STOCK OPTIONS AND WARRANTS (continued)

In February 2009, the Company issued in aggregate 700,000 five-year stock options to purchase common stock for legal services with a vesting period of 12 months. The Company valued these options utilizing the Black-Scholes options pricing model at $0.19 per share or approximately $133,000. For the nine months ended September 30, 2009, total stock-based legal expense charged to operations amounted to approximately $78,000. At September 30, 2009, there was approximately $78,000 of total unrecognized legal expense related to non-vested option-based compensation arrangements.

In July 2009, the Company issued in aggregate 500,000 three-year stock options to purchase common stock for consulting services with a vesting period of 6 months. The Company valued these options utilizing the Black-Scholes options pricing model at $0.22 per share or approximately $53,000. For the nine months ended September 30, 2009, total stock-based consulting expense charged to operations amounted to approximately $18,000. At September 30, 2009, there was approximately $35,000 of total unrecognized consulting expense related to non-vested option-based compensation arrangements.

For the nine months ended September 30, 2009, the Company granted 5,725,000 five-year stock options to purchase common stock to employees at exercise prices ranging from $0.15 to $0.21 per share. For the nine months ended September 30, 2009 and 2008, total stock-based compensation charged to operations for option-based arrangements amounted to approximately $702,000 and $1.158,000, respectively. At September 30, 2009, there was approximately $553,000 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Qualified Stock Option Plan and Non Qualified Stock Option Plan.

Stock option activity for the nine months ended September 30, 2009 is summarized as follows:

	Nine months ended September 30, 2009
	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	19,041,930	$0.29
Granted	7,175,000	0.19
Exercised	—	—
Expired	(837,500)	0.25
Balance at end of period	25,379,430	$0.26
Options exercisable at end of period	20,665,263	$0.27
Weighted average fair value of options granted for the period		$0.16

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

September 30, 2009
Exercise Price	$ 0.15 — $ 0.21
Market price at date of grant	$ 0.135 — $ 0.225
Expected volatility	68% — 199%
Risk-free interest rate	1.34% — 3.87%

Litigation

The Company is a defendant in Riverside County Superior Court Case No. INC078707, filed in July 2008, by placement firm PeopleFind LLC. The breach of contract action claims damages for an alleged failure to pay commissions or recruitment services. The Company contends that no commissions were earned because the recruited employees did not successfully complete their agreed probationary period. The vendor is seeking suing for damages of approximately $40,000. The matter has been referred to arbitration which is set for late November, 2009. If the case cannot be resolved there is a low likelihood of an unfavorable outcome for the Company.

SPARE BACKUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in the District Court of California, Central District, Civil Action No. 08-cv-5568, which was filed on November 25, 2008 by Sungard Availability Services, Inc. The breach of contract action claims damages for an alleged failure to pay data center rental fees. The Company asserts Sungard failed to deliver promised facilities and reliable bandwidth, forcing the Company to relocate. The Company successfully moved the NJ District Court to transfer the case to its home venue in California, where it is set for trial in mid 2010. The case is set for mediation in December 2009.

The Company recently initiated a JAMS arbitration claim in San Francisco against placement agent Merriman Curhan Ford & Co. This declaratory relief and breach of contract claim action is related to an investment banking agreement; Merriman is claiming payments under the agreement; the Company has asserted that the Merriman agreement is unenforceable and void. The case is in its initial stages, there is a low likelihood of an unfavorable outcome.

The Company is a defendant in Riverside County Superior Court Case No. INC084243, filed in February 2009, by consulting firm Accretive Solutions in Florida. The breach of contract action claims damages arising from a 2007 corporate compliance agreement. The Company contends no services were ever provided. The vendor is seeking suing for damages of approximately $37,000. The matter is not at issue and will be referred to arbitration. If the case cannot be resolved there is a low likelihood of an unfavorable outcome for the Company.

The Company is a defendant in Santa Barbara County Superior Court Case No. 1306550, filed in April 2009, by a PR firm, Equity Communications, LLC. The breach of contract action claims damages arising from a 2008 PR agreement. The Company contends the contract was terminated before any services were ever provided. The vendor is seeking suing for damages of approximately $15,000. The matter is not at issue and has been referred to mediation in late November 2009.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company for the nine months ended September 30, 2009 and 2008 amounting $28,000 and $28,000, respectively. The rental property was used for temporary employee housing during such periods.

NOTE 13 - ACCRUED PAYROLL TAXES

As of September 30, 2009, the Company recorded a liability related to unpaid payroll taxes for the period from May 16, 2008 to September 30, 2009 for approximately $1,727,000 and since that date through November 11, 2009 the amount has decreased to approximately $1,694,000.

NOTE 14 - SEGMENTS

During the nine months ended September 30, 2009 and 2008, the Company operated in one business segment. The percentages of sales by geographic region for the nine months ended September 30, 2009 and 2008 were approximately:

	2009	2008
United States	11%	29%
Europe	89%	71%

SPARE BACKUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 15 - SUBSEQUENT EVENTS

At November 19, 2009, the date the financial statements were issued, the following items were considered significant subsequent events.

During October 2009, the Company issued 963,750 shares of common stock pursuant to a private placement which generated gross proceeds of approximately $160,625. In connection with this private placement, the Company issued 535,417 warrants exercisable at a price of $0.20 per share. The warrants expire three years from the date of grant.

During October 2009, the Company issued 312,500 shares of common stock pursuant to a private placement which generated gross proceeds of $50,000. In connection with this private placement, the Company issued 312,500 warrants exercisable at a price of $0.20 per share. The warrants expire three years from the date of grant.

During October 2009, the Company issued 314,298 shares in connection with the conversion of 10% convertible promissory notes with a principal amount of $50,000 and accrued interest of $288. The fair value of such shares issued amounted to approximately $50,000 or $0.16 per share.

During October 2009, the Company issued 490,571 shares of common stock connection with the payment of accrued interest of approximately $69,000 on the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to approximately $69,000 or $0.14 per share.

During October 2009, the Company granted 550,000 options to employees at an exercise price of $0.18.

During October 2009, the Company paid off an 8% convertible promissory note with a principal amounting to $31,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We believe that developing new features and functionality to an existing product line, such as providing a platform for cloud computing, and backup services for small appliances, such as smart phones, may increase our revenues by leveraging our existing customer based or by selling our product lines to new customers.

During the first and second quarter of 2009, we made nominal investments in developing new features to our existing product lines. During the third quarter of 2009, we expanded our efforts in developing new features and functionalities in cloud computing and mobile backups.

We are negotiating with DSG International, our largest reseller, to modify certain terms in our agreement with them. If we are unable to negotiate more suitable terms, our agreement with DSG will terminate. The Company has already entered into agreements with other partners in order to ensure the Company’s volume of business is maintained should the DSG agreement be terminated.

During the nine months ended September 30, 2009, we spent significant resources, both financial and management time, in implementing our distribution model and broadening our partnership relationships. These costs included approximately $1.7 million (including sales commission of $660,132 and non-cash business development expense of $134,000) for sales and marketing, advertising and business development expenses as well as approximately $492,000 of travel and travel related expenses, and approximately $400,000 of costs associated with technology service which includes engineering development, software and hardware related to the ongoing provision of our services. During the nine months ended September 30, 2009, we also spent approximately $883,000 on research and development. The research and development expenses were primarily related to compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products.

We spent a significant time with Cydcor, which has over 3,000 door to door sales people that started to sell our SMB products. In February 2009, we entered into a 1 year marketing agreement with Cydcor Inc. whereby Cydcor will market our services and perform marketing campaigns as it may determine from time to time. We paid Cydcor a one-time marketing fee of $75,000 and Cydcor will be paid on a commission basis on all customer orders that have an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month. We are reorganizing the marketing campaign and program with Cydcor and expect a re-launch during fourth quarter of fiscal 2009. Since February, the Company has recouped its fees to Cydcor through the increase in revenues produced by the partnership.

Subject to the availability of sufficient working capital, while it is likely we will continue to expand research and development costs for our mobile market and cloud platform during the remainder of fiscal 2009, we also anticipate that our sales and marketing and related expenses such as sales commissions will also increase when compared to 2008 due to our ongoing relationships with various resellers.

Our sales, general and administrative expenses remain high. Notwithstanding that approximately $2.9 million of our selling, general and administrative expenses for the nine months ended September 30, 2009 are non-cash expenses, our net revenues are not sufficient to pay our operating costs and we have historically relied upon the sale of debt and equity securities to fund our business. During the nine months ended September 30, 2009 we raised net proceeds of approximately $3.4 million in working capital through the issuance of long term notes and the sale of common stock. We paid cash commissions plus incidental expenses of approximately $137,000 and issued 1,096,750 three and five year common stock purchase warrants to our placement agents in connection with the issuance of long term notes during the nine months ended September 30, 2009. We also paid finder’s fees of $82,000 in connection with the sales of common stock.

Perhaps the greatest challenge facing our company for the remainder of fiscal 2009 is our ability to satisfy our continuing capital needs. We will need to raise significant additional capital during the remainder of fiscal 2009 to fund our operating expenses until such time, if ever, that our revenues are sufficient. In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $3.8 million which are either current past due or which are due in the next 12 months. Currently, there are $195,000 principal amount of the 10% short term notes which have already become due in September 2008 and February 2009, and $2,600,000 principal of the 8% and 10% short term notes which have become due between August and September 2009. The Company has $964,000 in principal amount of the 8% and 10% notes which becomes due between October 2009 and September 2010. The Company has not redeemed the required monthly redemption beginning in September 2008 in connection with the 10% Convertible Short Term Senior Unsecured promissory notes amounting to $230,000. Additionally, there are $371,000 principal amount of the long term notes which becomes due between October 2010 and March 2011.

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

In addition to these debt obligations, at September 30, 2009, we owe approximately $1.7 million of unpaid payroll taxes. During October the Company entered into an installment plan with the state of California and has paid the first installment of $33,000. On June 5, 2009, we have received a notice from the State of California Employment Development Department (“EDD”) stating that they will perform an employment tax audit. EDD will contact us to schedule for an audit appointment.

We do not have sufficient cash to repay these obligations or past-due taxes and there are no assurances that the holders of our short-term debt will convert prior to the due dates of the obligations. We are also a defendant in a number of lawsuits, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, in which the various plaintiffs are seeking an aggregate of approximately $1,040,000 in addition to pre-judgment interest and court costs. Additionally, in July 2009, we received a complaint from an investor relations firm that is suing for damages of approximately $103,000 plus interest, attorneys’ fees and all other related fees. While we are hopeful that we will prevail in some or all of these pending suits, if we are found liable in any of these actions, in addition to the attorney’s fees we are incurring, we will be required to pay the various plaintiffs substantial sums.

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

In November 2009, the Company reached an agreement in principle with an investor to provide the Company with a $7 million revolving line of credit. The definitive documents related to this proposed transaction have not been executed as of the date of this report and there are no assurances that this proposed transaction will be consummated.

Going Concern

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $97 million since inception through September 30, 2009. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we can offer no assurances that we will be successful in raising working capital as needed particularly in the current economic climate. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements included elsewhere in this quarterly report. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company’s operating results and financial condition.

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

The Company does not believe that there are any critical accounting policies at September 30, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 165, “Subsequent Events,” which was later superseded by the FASB Codification and included in topic 855. This update to the Codification established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This update to the Codification was adopted in the third quarter of 2009 and did not have a significant impact on the Company’s financial statements.

In July 2009, the FASB issued ASC topic 105 (formerly Statement of Financial Standard (SFAS) 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with GAAP. This pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this pronouncement in the third quarter of 2009. Adoption did not have a significant impact on the Company’s financial statements.

Results of Operations

SPARE BACKUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

			Increase/	Increase/
	Three-month periods ended		(Decrease)	(Decrease)
	September 30,		in $ 2009	in % 2009
	2009	2008	vs 2008	vs 2008

Net Revenues	$768,006	$299,141	$468,865	156.7%

Operating expenses:
Research and development	356,919	261,141	95,778	36.7%
Selling, general and administrative	2,575,732	3,199,350	(623,618)	-19.5%
Total operating expenses	2,932,651	3,460,491	(527,840)	-15.3%

Operating loss	(2,164,645)	(3,161,350)	996,705	-31.5%

Other income (expense):
Change in fair value of derivative liabilities	239,011	—	239,011	NM
Gain from debt settlement	—	—	—
Foreign currency gain (loss)	11,011	1,635	9,376	573.5%
Interest expense	(1,270,727)	(1,270,008)	(719)	0.1%
Total other income (expense)	(1,020,705)	(1,268,373)	247,668	-19.5%

Net loss	(3,185,350)	(4,429,723)	1,244,373	-28.1%

			Increase/	Increase/
	Nine-month periods ended		(Decrease)	(Decrease)
	September 30,		in $ 2009	in % 2009
	2009	2008	vs 2008	vs 2008

Net Revenues	$1,855,344	$753,233	$1,102,111	146.3%

Operating expenses:
Research and development	883,414	1,073,011	(189,597)	-17.7%
Selling, general and administrative	7,621,514	8,122,235	(500,721)	-6.2%
Total operating expenses	8,504,928	9,195,246	(690,318)	-7.5%

Operating loss	(6,649,584)	(8,442,013)	1,792,429	-21.2%

Other income (expense):
Change in fair value of derivative liabilities	256,736	—	256,736	NM
Gain from debt settlement	297,799	35,713	262,086	733.9%
Foreign currency gain (loss)	9,321	15,453	(6,132)	-39.7%
Interest expense	(1,870,678)	(4,104,562)	2,233,884	-54.4%
Total other income (expense)	(1,306,822)	(4,053,396)	2,746,574	-67.8%

Net loss	(7,956,406)	(12,495,409)	4,539,003	-36.3%

NM: Not Meaningful

Revenues

Our net revenues primarily consist of subscription fees charged for online back-up services. Our net revenues increased during the three and nine month periods ended September 30, 2009 due to an increase number of subscribers. The increase in subscribers is primarily attributable to a marketing program launched by DSG International, which markets our services in Europe, allowing customers to prepay a twelve-month subscription. This program was launched in the fourth quarter of fiscal 2008. During the three and nine months ended September 30, 2009, approximately 93% and 89%, respectively of our total net revenues were primarily attributable to such marketing programs. Deferred revenues amounted to approximately $1.2 million as of September 30, 2009 and will be recognized over the next twelve months. We believe that while revenues from such marketing programs will continue to increase for the remainder of 2009, they will decrease in fiscal 2010.

The Company’s revenues have previously been materially dependent upon the continued effort of DSG International to sell our products, of which we have had no direct control over the efforts of its sales force on our behalf. The Company is currently in negotiations with DSG regarding revisions to our agreement with them, and management believes that unless suitable terms can be negotiated, our relationship will terminate. The Company is in negotiations with and has signed agreements with other companies, which we believe may offset the loss of revenues attributable to our agreement with DSG if both parties cannot come to a favorable settlement.

Research and Development

Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products.

The increase in research and development expenses during the three month period ended September 30, 2009 when compared with the prior period is primarily due to an increase in the number of software engineers allocated to the development and enhancement of our existing product line, primarily cloud computing add-ons and mobile back-up.

The decrease in our research and development expenses during the nine month period ended September 30, 2009 when compared with the comparable period is primarily attributable with decreased use of consultants for research and development during the first nine months of 2009 when compared to the prior period.

Subject to the availability of sufficient working capital, we anticipate that we will continue to incur research and development expenses in future periods as a result of the addition of new features, the launch of new versions of our products and the expansion of our engineering staff, however we are not able at this time to quantify the amount of such expenditures.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our websites, advertising, technology expenses necessary to support the end-users of our services, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses during the three month period ended September 30, 2009 when compared with the prior period is primarily due to the following:

•	a decrease in stock compensation of approximately $925,000 resulting from a decrease in the number of options granted in the prior year period;
•

an increase in amortization of the prepaid commissions paid to DSG International in connection with the marketing of the twelve-month subscription program in Europe, which are recognized over the subscription period and amounted to approximately $282,000, which is commensurate with the increased revenues;

•	a decrease in the technology services expenses of approximately $190,000, which is primarily due to a decrease in support requests from end-users;

The decrease in selling, general and administrative expenses during the nine month period ended September 30, 2009 when compared with the prior period is primarily due to the following:

•	A decrease in stock compensation of approximately $1.3 million resulting from a decrease in the number of options granted to employees and consultants in the prior year period;
•

an increase in amortization of the prepaid commissions paid to DSG International in connection to the marketing of the twelve-month subscription program in Europe, which are recognized over the subscription period and amounted to approximately $660,000, which is commensurate with the increased revenues; and

•	A decrease in the technology services expenses of approximately $200,000, which is primarily due to a decrease in support requests from end-users in the third quarter of fiscal 2009.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities and derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of GAAP to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase of approximately $239,000 and $257,000 during the three and nine months ended September 30, 2009. We did not have a comparable expense during the same period in 2008 due to the adoption of GAAP effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

Gain from Debt Settlement

We were a party to litigation filed on November 15, 2007 by a lessor related to an aircraft lease agreement entered into by the Company in July 2007. In January 2009, we formally settled for $100,000 payable in five equal monthly installments. We had an outstanding balance of approximately $398,000 which has been included in accounts payable prior to this settlement. We have recognized a gain from debt settlement of approximately $297,000 for the nine months ended September 30, 2009. No similar settlements occurred during the prior year periods

Foreign Currency

Under the terms of our agreement with DSG International we are required to make and receive certain payments in British Pound Sterling. We recognized a gain from the change in foreign currency exchange of approximately $11,000 and $9,000, respectively, for the three and nine months ended September 30, 2009.

Interest

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of deferred financing cost and interest on our convertible promissory notes. The interest expense during the three months ended September 30, 2009 is at comparable levels from the prior year period. The decrease in interest expense of approximately $2,234,000 during the nine months ended September 30, 2009 when compared with the same period in 2008 is primarily attributable to the amortization of the debt discount.

Liquidity and Capital Resources

At September 30, 2009, our cash amounted to approximately $36,000 and our working deficit amounted to approximately $8,710,000 as compared with cash of approximately $19,000 and a working deficit of approximately $6,900,000 at December 31, 2008.

During the nine-month period ended September 30, 2009, we used cash of approximately $3,235,000 in our operating activities. Our cash used in operating activities was comprised of our net loss of approximately $7,956,000 adjusted for the following:

•	Fair value of options and warrants issued to employees of approximately $702,000;
•	Amortization of debt discount of approximately $1,314,000; and
•	Depreciation of approximately $697,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•

Increase in prepaid expenses of approximately $1,054,000, resulting from increase in the prepayment of commissions to DCG International in connection with the launch of our twelve-month subscription program in the fourth quarter of 2008;

•	Increase in accounts payable and accrued expenses of approximately $1,168,000, resulting from extended delays in satisfying our obligations to our financial situation;
•

Increase in deferred revenue of approximately $970,000, resulting from the launch of our twelve-month subscription program during the fourth quarter of 2008. The program allows customers to prepay their subscription which is recognized ratably over the subscription period; and

•	Increase in accrued interest on convertible promissory notes of approximately $281,000, resulting from the issuance of $1,804,000 convertible promissory notes.

During the nine month period ended September 30, 2009, we incurred capital expenditures of approximately $267,000. Such capital expenditures were primarily made to provide more servers to support our back-up services.

During the nine month period ended September 30, 2009, we generated cash from financing activities of approximately $3,383,000, which primarily consisted of the proceeds from convertible promissory notes of $1,804,000 and the issuance of common stock of $1,736,000, offset by the repayment of principle for convertible promissory notes of $20,000 and payment of financing fees of approximately $137,000.

During the nine-month period ended September 30, 2008, we used cash in our operating activities amounting to approximately $4,350,000. Our cash used in operating activities was comprised of our net loss of approximately $12,495,000 adjusted for the following:

•	Fair value of options and warrants issued to employees of approximately $1,588,000;
•	Fair value of options issued to consultants of approximately $303,000;
•	Amortization of debt discount of approximately $3,889,000;
•	Fair value of common stock issued in connection with service rendered of approximately $1,187,00; and
•	Amortization of deferred financing costs of approximately $615,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts receivable of approximately $101,000, resulting from an increase in revenues received from DSG International;
•	Decrease in prepaid expenses of approximately $176,000, resulting primarily from the amortization of warrants issued to DSG International for prepaid marketing;
•	Increase in accounts payable and accrued expenses of approximately $220,000, resulting from an increase in accrued expenses due to possible expenses related to the early termination of a lease; and
•	Increase in accrued interest on convertible promissory notes of approximately $216,000, resulting from the issuance of $1,808,500 convertible promissory notes.

During the nine month period ended September 30, 2008, we incurred capital expenditures of approximately $210,000.

During the nine month period ended September 30, 2008, we generated cash from financing activities of approximately $4,032,000, which primarily consisted of the proceeds from convertible promissory notes of $1,808,500, proceeds from the issuance of common stock of $985,000, proceeds from the exercise of warrants of approximately $1,142,000 and proceeds from the exercise of stock options of approximately $140,000; offset by the repayment of principle for convertible promissory notes of $50,000.

Going Concern

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $97 million since inception through September 30, 2009. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we can offer no assurances that we will be successful in raising working capital as needed particularly in the current economic climate. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this report, our President who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our President to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are a defendant in Riverside County Superior Court Case No. INC078707, filed in July 2008, by placement firm PeopleFind LLC. The breach of contract action claims damages for an alleged failure to pay commissions or recruitment services. We contend that no commissions were earned because the recruited employees did not successfully complete their agreed probationary period. The vendor is seeking suing for damages of approximately $40,000. The matter has been referred to arbitration which is set for late November, 2009. If the case cannot be resolved there is a low likelihood of an unfavorable outcome for us.

We are a defendant in the District Court of California, Central District, Civil Action No. 08-cv-5568, which was filed on November 25, 2008 by Sungard Availability Services, Inc. The breach of contract action claims damages for an alleged failure to pay data center rental fees. We assert that Sungard failed to deliver promised facilities and reliable bandwidth, forcing us to relocate. We have successfully moved the NJ District Court to transfer the case to its home venue in California, where it is set for trial in mid 2010. The case is set for mediation in December 2009.

We recently initiated a JAMS arbitration claim in San Francisco against placement agent Merriman Curhan Ford & Co. This declaratory relief and breach of contract claim action is related to an investment banking agreement; Merriman is claiming payments under the agreement; we have asserted that the Merriman agreement is unenforceable and void. The case is in its initial stages, there is a low likelihood of an unfavorable outcome.

We are a defendant in Riverside County Superior Court Case No. INC084243, filed in February 2009, by consulting firm Accretive Solutions in Florida. The breach of contract action claims damages arising from a 2007 corporate compliance agreement. We contend that no services were ever provided. The vendor is seeking suing for damages of approximately $37,000. The matter is not at issue and will be referred to arbitration. If the case cannot be resolved there is a low likelihood of an unfavorable outcome for us.

We are a defendant in Santa Barbara County Superior Court Case No. 1306550, filed in April 2009, by a PR firm, Equity Communications, LLC. The breach of contract action claims damages arising from a 2008 PR agreement. We contend that the contract was terminated before any services were ever provided. The vendor is seeking suing for damages of approximately $15,000. The matter is not at issue and has been referred to mediation in late November 2009.

Item 1A.	Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K except as discussed below.

Currently we have approximately $2,795,000 of debt which is presently past due, an additional $1,090,000 which will become due between January 2010 and September 2010 and we do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $2,795,000 which are either current past due or in default. Currently, there are $170,000 principal amount of the 10% short term notes which have already become due between July and September 2008, and $2,625,000 of the 8% and 10% notes of short term debts which have already become due in August and September 2009. The Company has not redeemed the required monthly redemption beginning in September 2008 in connection with the 10% Convertible Short Term Senior Unsecured promissory notes. Additionally, there are $371,000 principal amount of the 8% and 10% long term notes which becomes due between October 2010 and March 2011. Under the terms of the short-term note in the principal amount of $2,500,000, we have the right to force a conversion of those obligations into equity providing that we have registered the shares of common stock issuable upon such conversions prior to the maturity dates of the notes. We have not filed the requisite registration statement and unless we are successful in extending the maturity dates of these obligations it is not likely we will be able to avail our company of this opportunity before the notes become due. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations. If we are unable to restructure these notes and we are unable to raise the capital necessary to satisfy the obligations, it is possible we will be forced to cease operations. The Company has been in negotiation with the holders of the past due and in default notes in order to modify the terms so that the Company can properly satisfy its obligations to them.

We are past due in the payment of payroll taxes.

At September 30, 2009, we had $1,727,177 of accrued but unpaid payroll taxes, including interest and penalties due the federal government and since that date through November 16, 2009 the amount has decreased to $1,694,177. We do not have the funds necessary to satisfy this obligation. If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Perle, our President, could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid. On June 5, 2009, we have received a notice from the State of California Employment Development Department (“EDD”) stating that they will perform an employment tax audit. EDD will contact us to schedule for an audit appointment.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During July 2009 we sold an aggregate of $275,000 principal amount 10% 18-month Convertible Notes to two accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D and Section 4(2) of that act. These notes are convertible into units at the rate of $4.00 per unit of the Company’s securities at any time at the option of the note holder. Each unit shall consist of 25 shares of common stock of the Company and 25 two-year callable warrants to purchase of common stock of the Company at an exercise price of $0.20 per share. The warrants are callable by the Company beginning upon the date that the Company’s common stock has a ten trading day average price greater than $0.50, but not sooner than seven months after the final closing of this offering. Holders will have five business days in which to exercise their warrants upon receiving a call notice. We are using the net proceeds from this offering for working capital. We issued Newport Pelican Group, 200,000 shares of our common stock valued at $42,000 and 250,000 warrants valued at approximately $27,000 as finder’s fee.

Between July 1, 2009 and August 1, 2009, we issued in aggregate 5,122,500 shares of our common stock to twelve purchasers and issued those purchasers two and three year common stock purchase warrants to purchase 4,962,500 shares of our common stock exercisable at a price of $0.18 and $0.20 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Regulation D and Section 4(2) of that act. We received gross proceeds of approximately $822,500. We used the net proceeds for general working capital. The recipients were accredited investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. We have paid Proximiti Solutions, finder’s fee of $4,000.

Between July and September 2009, we issued in aggregate of 6,373,406 shares of our common stock to seven accredited investors who were holders of our 8% and 10% debentures in connection with the conversion of $1,065,000 principal amount of debentures plus accrued interest of 10,745. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

Between July and September 2009 we sold an aggregate of $146,000 principal amount 8% 18-month Convertible Notes to four accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D and Section 4(2) of that act. These notes are convertible into units at the rate of $4.00 per unit of the Company’s securities at any time at the option of the note holder. Each unit shall consist of 25 shares of common stock of the Company and 25 two-year callable warrants to purchase of common stock of the Company at an exercise price of $0.20 per share. The warrants are callable by the Company beginning upon the date that the Company’s common stock has a ten trading day average price greater than $0.50, after the final closing of this offering. Holders will have five business days in which to exercise their warrants upon receiving a call notice. We have paid Finance 500, Inc., a FINRA member, commission of $11,600 and granted 98,250 five year common stock purchase warrants exercisable at a price of $0.20 in this transaction. We received gross proceeds of $146,000. We are using the net proceeds from this offering for working capital.

During September 2009, we issued 86,164 shares of our common stock to one accredit investor who was a holder of our 10% debentures in connection with the conversion of approximately $14,000 of accrued interest. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

In September 2009 we issued 321,428 shares of our common stock valued at approximately $45,000 to an accredited investor as compensation for legal services rendered in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

On October 6, 2009, we formed Spare Marketing and Advertising, Inc. (“SMA”) as a wholly owned subsidiary to provide permission based marketing and advertising services to its growing subscriber base. The new company will operate in Miami, Florida and will market various consumer product offerings on a permission basis to its database currently estimated at over one million potential customers worldwide gathered from its own efforts and through specific partners. SMA will have a unique ability to target its marketing efforts based on intelligent information derived from subscriber’s usage patterns as well as geographic specific data. SMA allows individuals to easily opt out of any marketing program and safeguards all information used in targeted marketing efforts so that it is completely protective for the privacy and security of all subscribers. It is anticipated that SMA will add additional distribution partners to this program over time to further increase the potential of this important effort.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARE BACK UP, INC.

Dated: November 23, 2009	By:	/s/ Cery B. Perle
Cery B. Perle President, Chief Executive Officer and Director and Principal Financial and Accounting Officer