Form 10-K
period 2009-12-31
SPARE BACKUP, INC.
filed 2010-04-15
CIK 1103577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________.

Commission file number 000-30587

SPARE BACKUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-3030650
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

72757 Fred Waring Drive, Palm Desert, CA 92260
(Address of principal executive offices) (Zip Code)

 Registrant's telephone number, including area code: (760) 779 0251

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

Indicate by checkmark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]                                                                    Accelerated filer [  ]

Non-accelerated filer [   ]                                                                      Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2009, the registrant's most recently completed second fiscal quarter, was $19,266,255.

The number of the registrant’s shares of common stock outstanding as of March 31, 2010: 142,532,608.

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

SPARE BACKUP, INC. 2009 ANNUAL REPORT ON FORM 10-K

Table of Contents

PART I

		Page
Item 1.	Business	4
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	18
Item 4.	(Removed and Reserved)	18

PART IV

Item 15.	Exhibits, Financial Statement Schedules	39

PART I

Item 1.  Business

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

Our Products and Services

Our flagship product is Spare Backup™, a fully-automated remote backup solution designed and developed especially for the small office or home environment which automatically and efficiently backs up all data on selected laptop or desktop computers. As a result, we believe consumers and small companies can ensure file safety in personal computers (PCs) and laptops for backup and retrieval. We launched our Spare Back-up service and software product version 1.0 in March 2005 and are currently offering version 6.0 of the product. Our Spare Switch™ software enables users to complete the transfer of personal files from one PC to another via a high speed Internet connection. Our software has unique characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

Spare Backup offers:

●	An automatic program installation that requires absolutely no user interaction to configure backups,

●	No complicated file selection - Spare Backup scans the user's computer and has a number of presets which it backs up automatically, such as:

●	All contacts, email messages and attachments, address book, contacts, folders and contents, signature files from Outlook,

●	Word, Excel, PowerPoint files, templates and settings from MS Office,

●	My Documents, My Music, My Pictures, Quicken, QuickBooks, MS Money, Turbo Tax and Tax Cut; and

●	All desktop files.

In addition, users can manually include any files that are not in the present group.

●	Simple, fast data recovery of individual files or the complete desktop

●	Open file backup, giving the user the ability to back up while a particular program is open

●	Reports automatically available to users in Spare Backup

●	Redundant file support - select a restore from the last five backups

●	Online file retrieval from any Internet connection - using Spare Key

●	Provides files security via 256 Rijndael AES 256 block cipher with unique user encryption key

●	Decryption protected by Spare Key in the user's computer and with broker so complete loss of the computer is not a problem

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

●
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

●
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

●	SSL Support - SSL based protocol enhancements to address security parameters during: registration, upgrade, backup and retrieve.

Spare Switch is used by either downloading the software from the Internet or by inserting an installation CD into the old computer. Spare Switch then scans the hard drive and inventories of personal directories, giving the user a detailed report of the documents and other files. From that inventory, the user can then select the exact files that he or she wishes to transfer to the new PC. Spare Switch avoids the need for PC-to-PC transfer cable by compacting, encrypting and then transferring the files via the Internet. Spare Switch's data center can then hold the encrypted data for as long as a week, giving the user the flexibility to choose when to download the files to the new PC. The files are downloaded from our secure. Spare Switch uses a 256-bit encryption cipher with non-algorithmic key to ensure that the information is impervious to hackers at every step of the process. Spare Switch pricing is done on a case by case basis per partner.

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

We developed new products and integrated new feature functionality into our Spare Backup® software. The new offerings in our Spare line of software products include: Spare Room™, Spare Mobile™, Spare Synchronization™ and Spare Diagnostics™. Below provide certain information regarding our new line of products and features:

Spare Room is designed to complement the Spare Backup software. We launched this product in the second quarter of fiscal 2009. This is a first step to digital contract management and cloud computing for Spare Backup users. This feature has been distributed and is available to our active Spare backup users by downloading and installing the software which is obtainable thru our distribution partners. We are currently in production with this product for Car Phone Warehouse Limited, which distributes this under the name “My Hub.”.

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

In the first version of the Spare Room, the applications allow our customers to easily access and manage their backed-up photos, videos, music and documents.  As well as enabling users to access other services and applications, such as for music, mobile devices and mobile banking for purchases and or convenience. Future versions of Spare Room will include additional features beyond photo sharing to include Video, Contact Management and Calendar management. These features will be displayed on the Spare Room Dashboard allowing a user to easily navigate Spare Room and manage their digital data stored in the Spare cloud from a variety of devices.

Spare Mobile was launched in “Beta” in the third quarter of fiscal 2009. For the initial phase of Spare Mobile, a user must first have an active Spare Backup account and have access to Spare Room. The downloadable installation will be readily available to anyone who visits and has the Spare Backup software itself, and can be downloaded from the Spare Room and the Spare Mobile website. We are currently in the development stage for the last six months on this version along with Spare Room.

Spare Mobile will provide a user with the ability to backup data and settings from their phone to the Spare cloud without the need to connect the mobile device to a PC via a cable.

●	Backup will be performed securely using the users’ mobile network; mobile network usage charges may apply.

●	Backup will capture data stored both on the Mobile devices onboard memory as well as any add on memory devices such as a memory card.

●	Backup will capture all pertinent user data and configuration if feasible.

●	A user will have the ability to configure the frequency that backups occur.

●	The Spare Mobile software will detect files that should be backed up automatically.

●	Users will have the ability to customize which files will be backed up and which will not and will have the ability to recover a backed up file(s) to their mobile device.

●	If a user also has a Spare Backup account, the user will have the ability to retrieve mobile files from a variety of devices using our Spare Synchronization service.

●	Spare Mobile will support the following Mobile device operating systems:

●	Windows Mobile by Microsoft ©;
●	Java™ (CLDC/MIDP);
●	Blackberry®
●	iPhone by Apple, Inc.©; and
●	Adnroid™.

***NOTE: Due to differences in OS functionality the Spare Mobile application may differ slightly in appearance between each supported OS. The functionality however shall remain static.

Spare Mobile works in conjunction with the users of Spare Backup and Spare Room accounts. Spare Room provides an interface for a user to manage their mobile device and the files contained on their mobile device.

Another feature functionality that we have developed is Spare Synchronization. In order to take advantage of the synchronization functionality, the user must first possess an active Spare Backup account with Spare Room. Synchronization will be an add on product to a users standard Family Pack account.. Spare Synchronization is defined as the mirroring or synchronization of content across multiple machines. Spare Backup defines synchronization rules based on file types. A user who chooses to synchronize pictures will synchronize all pictures that exist on two machines. Photos on both machines will be replicated between the two machines so that when the synchronization process is complete the same files will exist on both machines.

The user will configure their synchronization preferences from within Spare Room. Each machine that is to be synchronized must have the Spare Backup client software installed and have an active connection to the internet.

The user will not need to make any configuration changes to their existing Spare Backup account. However the client software will provide the user a link to Spare Room from the client software. If the user chooses this link from within the Spare Backup client software the user will be re-directed to the Spare Room website and automatically logged in.

Spare Diagnostics is another product we are working on that works in conjunction with Spare Backup in order to help predict, prevent and solve computer issues of our users before they have an impact on their operating systems. Spare Diagnostics will track system data and generate reports on any potential issues that may cause our customers to experience problems with their computers.  The information collected via the diagnostics will enable us to provide proactive customer support as well.

Our Target Customers

We focus on owners and executives of businesses which do not have an IT (information technology) department that use technology to support their businesses as well as small business users and consumers who desire to secure the redundancy of available files and documents vital to the continuity of their operations, business, or personal information. Since our products and services allow non-technical users to quickly, easily and thoroughly secure and backup their files or data archiving and storage, we believe that our business is uniquely relevant to enabling small companies to succeed using technology. Our products and services also support individual business professionals working in companies of all sizes, as well as individuals who use mobile devices. Other unique characteristics are additional coding that enables easy to scale infrastructure and support elements. We believe that this characteristic provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support. Spare Backup now has a SMB product directed toward the small to mid-size business with 500 or less computers. The same ease of use that the consumer product is known for the SMB product has with an ease to use administrative dashboard for set up, grouping of departments and storage controls.

How We Market Our Products and Services

Our strategy is to partner with leading companies such as computer manufacturers (OEMs), high speed cable providers (MSOs), retailers mobile operators, mobile resellers, warranty and service companies that have established brands as a way to gain acceptance for, and create a demand for, our products and services. We believe that by bundling our products and services as one feature of a value-added service offered by major national and international brands that we will be able to leverage their brand recognition and marketing efforts to accelerate our market acceptance and significantly increase our adoption rates.

Our products are sold direct to the customer via our web site for online distribution. Users may try our products and services at no cost for a limited trial period or by a quantity of storage, which can be easily downloaded.

In January 2008, we entered into a License Agreement with Sony Electronics, Inc.© (Sony) under which we granted Sony a non-exclusive, world-wide license to our Spare Backup fully-automated remote backup solution and software tools, including the right to reproduce, publish, prepare derivative works and sell the product, as well as the right to use our trade name, trademarks and other identifying logos. Under a one year program, Sony may preinstall our Spare Backup service and software tools, on hardware, and or other Sony products it sells, as it determines, on a royalty-fee basis. Sony will receive a percentage of each subscription sold to the end user during the term of the agreement and for 24 months after its termination.

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

In July 2008, we have received a purchase order amounting to $50,000 from VAIO North America, a division of Sony Electronics in connection with our enterprise-level "Corporate Protection Products" in which certain divisions of Sony are now using this custom product. The product focuses on enterprise-level solutions, bringing its reliable automated data storage services to IT managers and business executive’s at large corporations. The product is now currently being used and all payments have been collected in full.

During fiscal 2008 and 2009, our marketing efforts were primarily invested in marketing strategies and initiatives such as direct mail, marketing materials, in store promotion and bundling with other services.

On September 17, 2008, we have signed a Master Service Agreement (MSA) with Sony of America (VAIO division). The MSA will serve as the primary agreement whereby all contracts and statements of work ("SOW") will reside under the MSA. Future SOW will include unique terms specific to the project or program. During 2009 we terminated our agreement with Sony.

On November 5, 2008, we entered into a data storage services agreement with The Car Phone Warehouse Limited, a company incorporated under the laws of England and Wales, for purposes of providing data backup services for Car Phone's customers. The agreement is for a 12-month term subject to initial renewal periods as elected by the parties. Car Phone is obligated to provide its reasonable best efforts to promote the Company's backup service, and Spare Backup designed the data backup service and will create a backup Web site for Car Phone. We will invoice Car Phone customers directly for all monthly and annual fees and Car Phone will be paid in a commission basis. During 2009, we amended and expanded our agreement with Car Phone via a memorandum of understanding, in which we will now provide Cloud computing, online PC data backup, online PC data transfer, PC synchronization and other additional services. The agreement calls for us to design and host a digital platform service, or consumer cloud, via Spare Room which will sync with all content from multiple devices, as well as for us to provide certain multimedia content for sale to the end users beginning in October 2009. Car Phone Warehouse will provide our services throughout their retail services and online markets and will share revenue with us on an undisclosed basis.

During 2009, we also entered into a 45-day memorandum of understanding with Trend Micro (UK) Limited (“TMI”). The agreement calls for our services to be embedded within Trend Micro Internet Security PRO service offered to Car Phone Warehouse customers in the U.K. The services will be co-branded with TMI using “Geek Squad” user interfaces and powered us. We will receive revenue as customers register for the online storage service on an undisclosed basis.

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

In June 2009, we entered into a 6 week Memorandum of Understanding agreement with Comet, which is part of Kesa Electricals PLC, located in England.  The agreement provides that we will provide Online PC data backup, PC data transfer, Cloud computing via Spare Room and PC synchronization services, which will be co-branded by Comet. Comet offers a wide range of electrical products for business and consumer usage, with products ranging from televisions to computers. During October 2009, a definitive agreement was reached with Comet, agreeing to an 18 month agreement of service. Comet will make our services available to its customers via its retail sales markets comprising England, Scotland, Ireland and Wales.

In April 2010, we entered into a 3 year agreement with Simplexity, LLC, owner of the website Wirefly.com (“Simplexity”). Simplexity is based in Reston, Virginia and is the Internet’s leading authorized seller of cell phones and wireless services. The agreement gives Simplexity the exclusive right for marketing and distribution of our data storage and cloud computing services through online mobile sales sites. We will provide the co-branded platform to Simlexity’s Wiefly.com customers, as well as affilitated companies through a promotional offer anticipated to begin in the second quarter of 2010. We will share all revenue derived from this agreement with Simplexity on an undisclosed basis.

In January 2010, we signed a term sheet with ServiceLive, Inc., a Sears Holdings Corporation (“SLI). The term sheet provides for the distributions of our proprietary services, including Online PC data backup, PC data transfer, Cloud computing (Spare Room) and PC synchronization to SLI’s customers. These services will be co-branded ServiceLic, powered by Spare Backup. We will share all revenue derived from the agreement on an undisclosed basis. At March 31, 2010, no master service agreement had been reached.

In April 2010, we entered into a 2 year agreement with Saveology, LLC (“Saveology”), which automatically renews for another 2 years unless either party terminates. The agreement provides Saveology with the non-exclusive license to market our services to their customers, giving them the opportunity to register for our services directly through a co-branded website maintained and constructed by us. We will share all revenue derived from this agreement with Saveology on a undisclosed basis.

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

Research and Development

Our products were developed primarily by our employees assisted by contractors in certain specialty areas. We have invested approximately $1.1 million and approximately $1.3 million in research and development during fiscal 2009 and fiscal 2008, respectively.

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

Competition

We face intense and increasing competition in the web-based backup solutions market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for web-based storage solutions, the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

●	service functionality, quality and performance;

●	ease of use, reliability and security of services;

●	establishment of a significant base of customers and distribution partners;

●	ability to introduce new services to the market in a timely manner by adding additional suite of products to our Backup client;

●	customer service and support; and

●	pricing.

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

A non-provisional patent application for the client side technology utilized by Spare Backup was filed in the United States Patent and Trademark Office on June 27, 2006. A non-provisional patent application for the server side technology utilized by Spare Backup was filed in the United States Patent and Trademark Office on August 10, 2006. Both applications are currently pending in the Patent Office and awaiting examination. We are currently looking at expanding our portfolio of intellectual property and we expect to file new applications in the second quarter of fiscal 2009. We are also exploring our abilities to file for patents to include living document functions. The applications we plan to file may fail to result in any patents being issued. Even if one or more of these patents are issued, any patent claims allowed may not be sufficiently broad to protect our technology. In addition, any patents may be challenged, invalidated or circumvented and any right granted there under may not provide meaningful protection to us. The failure of any patents may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing any of our intellectual property rights.

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

Employees

As of March 31, 2010 we had 43 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

We have a history of losses and an accumulated deficit. We anticipate continuing losses may result in significant liquidity and cash flow problems. The report on our financial statements for Fiscal 2008 contains and explanatory paragraph regarding our ability to continue as a going concern.

Our net losses for the fiscal years ended December 31, 2009 and 2008 were $10,571,914 and $15,132,558, respectively. We have never generated sufficient revenues to fund our ongoing operations. Our operating losses for fiscal 2009 and fiscal 2008 were $8,795,283 and $10,605,030, respectively, and these losses are primarily attributable to our sales, general and administrative expense. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses, cash used in operations and working capital deficit. Our ability to continue as a going concern is dependent upon our ability to raise additional capital as described below. The financial statements included in this annual report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not able to continue as a going concern.

Our revenues are not sufficient to fund our operating expenses and we will need to raise additional capital.

While our operating loss has decreased approximately 17% for fiscal 2009 over fiscal 2008, we will need to significantly increase our revenues to fund these costs. At December 31, 2009 we had approximately $44,000 cash overdraft and a working capital deficit of approximately $9.41 million. We have raised subsequent to December 31, 2009, approximately $778,000 from the sale of our common stock, and entered into a subscription agreement with an accredited investor for a $7 million secured revolving credit note. The proceeds form the sale of the common stock for working capital purposes and intend to use the proceeds from the $7 millions revolving credit note to help pay off our liabilities. However, our current working capital is not sufficient to pay our operating expenses, our obligations as they become due or certain tax liabilities nor is our working capital sufficient to fund any expansion of our company.

While we are constantly evaluating our cash needs and existing burn rate in order to make appropriate adjustments in operating expenses, we need to raise additional debt or equity capital to provide funding for ongoing and future operations and to satisfy our obligations as they become due. While we have historically been able to raise capital, the current capital markets are very challenging and there are no assurances that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our products successfully. If we are unable to raise capital as needed, it is possible that we would be required to cease operations in which event you would lose your entire investment in our Company. During February 2010 we were able to secure a $7 million secured revolving credit note. The note is has a term of 3 years and interest will be payable on the unpaid principal balance at 10% per annum and 4% per annum for the amount of the convertible note which has not been funded. Under the term of the agreement, we will also issue to the note holder five-year warrants to purchase 15 million shares of our common stock with an exercise price of $0.30 per share, as well as 50,000 share of our Series B Preferred Stock. The note is also convertible at any time at the option of the holder based on the principal amount outstanding as follows: (i) up to $1 million, convertible at $0.20, (ii) in excess of $1 million up to $2 million, convertible at $0.25, and (iii) in excess of $2 million up to $7 million, convertible at $0.30.

We cannot predict our future revenues or whether our products will be accepted. If the markets for our products and services do not develop, our future results of operations will be adversely affected.

Net revenues from the sales of our Spare Backup line of products have been limited and insufficient to fund our ongoing operations. We reported net revenues of $2,692,320 and $1,381,443, respectively, for the fiscal years ended December 31, 2009 and 2008. While our net revenues significantly increased for fiscal 2009 over fiscal 2008, our net revenues will need to significantly increase if we are to provide cash to fund our operating expenses. We cannot guarantee either that the demand for our Spare Backup line of software products will develop, that such demand will be sustainable or that we will ever effectively compete in our market segment. In addition, we cannot predict what impact, if any, the reduction in discretionary spending will have on future sales of our products. If we are unable to generate any significant net revenues from our products and services, our business, operating results and financial condition in future periods will be materially and adversely affected and we may not be able to continue our business as presently operated, if at all.

We have approximately $2,620,000 of debt which is presently past due and an additional $1,201,000 which will become due during 2010 and we do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $3,821,000 which are either currently past due or which are due in the current fiscal year. Currently, there are $120,000 principal amount of the 10% short-term notes which have already become due in August and September 2008, and $2,500,000 principal of the 8% short-term notes which has become due in August 2009. In 2010, $570,000 principal of the 8% short-term notes become due between June and September, $245,000 principal of the 8% long-term notes become due between October and November, and $336,000 principal of the 10% short-term notes become due in January. Additionally, there are $96,000 principal amount of the 8% long term notes which becomes due between January and March 2011. Under the terms of the various short-term notes in the aggregate principal amount of $2,500,000, we have the right to force a conversion of those obligations into equity providing that we have registered the shares of common stock issuable upon such conversions prior to the maturity dates of the notes. We have not filed the requisite registration statement and unless we are successful in extending the maturity dates of these obligations it is not likely we will be able to avail our company of this opportunity before the notes become due. During 2010, we have been in contact with numerous note holders to work out either a repayment or extension of these notes. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations. If we are unable to restructure these notes and we are unable to raise the capital necessary to satisfy the obligations, it is possible we will be forced to cease operations.

We will need additional financing which we may not be able to obtain on acceptable terms. If we are unable to raise additional capital as needed, our continued operations will be adversely affected and the future growth of our business and operations will be severely limited.

Historically, our operations have been financed primarily through the issuance of equity and debt. Because we have a history of losses and have never generated sufficient revenue to fund our ongoing operations, we are dependent on our continued ability to raise working capital through the issuance of equity or debt to fund our present operations. Because our operating expenses have continued to grow and we do not know if our net revenues will grow at a pace sufficient to fund our current operations, the continuation of our operations and any future growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. While the actual amount of our future capital requirements, however, depend on a number of factors, including our ability to grow our net revenues and manage our business, it is likely we will need to raise a significant amount of capital during fiscal 2010 if we are to continue our current operations and satisfy our obligations as they become due. In addition to the challenges facing the capital markets today which make raising equity capital much more difficult for a company such as our than in prior years, the existence of a number of short term notes which are either currently past due or which will become due in 2010, together with the pending litigation facing our company and the piggy-back registration rights we have granted a number of investors serve to also make it harder to raise the capital we need. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. If we are unable to raise additional working capital as needed, our ability to continue our current business will be adversely affected and may be forced to curtail some or all of our operations.

We have been dependent on our relationship with DSG International for a majority of our revenues.

During 2009 approximately 89% of our net revenues were derived by sales through our relationship with DSG International. During December 2009 we mutually ended our agreement with DSG International. We are now materially dependent on our other various customers.

We are past due in the payment of payroll taxes.

At December 31, 2009 we had approximately $2,027,000 of accrued but unpaid payroll taxes due to the federal government and since that date, through March 31, 2010 the amount has increased to $2,149,000. We do not have the funds necessary to satisfy this obligation. During October 2009, the Company had entered into an installment plan with the state of California to pay off their outstanding balance from 2008 of $82,346 for three equal installments of $33,000 due in October November and December. In October 2009 we paid the first installment, however, we have not paid either the second or third installments, as a result we paid $9,639 of penalty and interest. We intend to use part of the $7 million revolving credit note to pay off our outstanding taxes. During 2010, we have attempted to negotiate with the various authorities for payment plans to help reduce the penalties and interest. If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Perle, our President, and our Board of Directors could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid.

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
We are currently a defendant in three separate lawsuits in which the plaintiffs are seeking approximately $252,000 together with attorney's fees, costs and prejudgment interest. We are also incurring additional legal fees in our efforts to defend these actions. While we believe our defenses are meritorious in each of these cases, should we not prevail in one or more of the actions we could be forced to pay significant amounts which, given our current cash position and need for working capital, could materially adversely affect our ability to continue as a going concern.

The exercise of outstanding warrants and the conversion of outstanding notes will be dilutive to our existing stockholders.

As of March 31, 2010 the following securities which are convertible or exercisable into shares of our common stock were outstanding:

●	common stock purchase warrants to purchase a total of 79,237,812 shares of our common stock at prices ranging between $0.12 to $1.30 per share;

●
18,686,250 shares of our common stock issuable upon the possible conversion of the outstanding $3,917,000 principal amount 8% and 10% convertible promissory notes due between August 2008 and March 2011, and

●	28,736,767 shares of our common stock issuable upon exercise of outstanding options with exercise prices ranging from $0.01 to $0.93.

The exercise of these warrants and the conversion of the notes may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

Our quarterly financial results will continue to fluctuate making it difficult to forecast out operating results.

Our quarterly operating results have fluctuated in the past and we expect our net revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

●	the announcement or introduction of new services and products by us and our competitors;

●	our ability to upgrade and develop our products in a timely and effective manner;

●	our ability to retain existing customers and attract new customers at a steady rate, and maintain customer satisfaction;

●	the amount and timing of operating costs and capital expenditures relating to expansion of our business and operations;

●	government regulation; and

●
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

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price our stock may decline.

We have incurred net losses quarterly from inception through December 31, 2009, and at December 31, 2009 we had an accumulated deficit of approximately $100 million. We expect to continue to incur net losses for the foreseeable future absent a significant increase in our revenues, of which there are no assurances. Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional net revenues to be profitable in the future and we may not generate sufficient net revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing our business strategy, we must, among other things:

●	Achieve broad customer adoption and acceptance of our products and services;

●	Successfully raise additional capital in the future;

●	Successfully integrate, leverage and expand our product distribution;

●	Successfully scale our current operations;

●	Implement and execute our business and marketing strategies;

●	Address intellectual property rights issues that affect our business;

●	Develop and maintain strategic relationships to enhance the development and marketing of our existing and new products and services; and

●	Respond to competitive developments in the software industry.

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

We face intense and increasing competition in the web-base backup solutions market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for web-based storage solutions, the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

●	Service functionality, quality and performance;

●	Ease of use, reliability and security of services;

●	Establish a significant base of customers and distribution partners;

●	Ability to introduce new services to the market in a timely manner;

●	Customer service and support; and

●	Pricing.

Our primary competitors are various Internet-based backup providers’ broadcasters, such as Connected.com, Novastar, Livevault, firstbackup.com, Carbonate, EMC/Mozy and Norton 360 a product of Symantac. These companies provide services similar to ours and each have to various degrees a market presence. We also compete with providers of traditional backup technologies, such as EMC and VERITAS along with CommVault Systems.

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

In addition, our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common stockholders. In January 2008 we created a series of 50,000 shares of Series A Preferred Stock which carries super voting rights of 400 votes per share which were issued to our CEO as additional compensation. Prior to the issuance of the shares of Series A Preferred Stock to Mr. Perle he controlled the vote of approximately 10% of our outstanding voting securities. As a result of the issuance of these securities, Mr. Perle now controls the vote of approximately 11.8% of our outstanding voting securities. This action was approved by our Board of Directors of which Mr. Perle is a member in accordance with the provisions of our certificate of incorporation.

Our common stock is currently quoted on the OTCBB, but trading in our stock is limited. Because our stock currently trades below $5.00 per share, and is quoted on the OTC Bulletin Board, our stock is considered a “penny stock” which can adversely affect its liquidity.

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

Item 2.  Properties

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

In March 2010 we entered into a 1 year lease agreement, commencing April 26, 2010, with an unrelated third party for approximately 1,900 square feet which serves as our office for research and development. Under the terms of the lease our monthly rent is $2,625 per month, with $3,062 due at signing.

Item 3.  Legal Proceedings

In January 2009, we filed a declaratory relief in connection with an investment banking agreement entered into fiscal 2008 against Merriman Curhan Ford & Co. in the Supreme Court of California - County of Riverside Case No. 083346. In February 2009, we received a notice of petition for order compelling arbitration in the Superior Court California- San Francisco County, Case No. CFP 09-509186, which was filed on January 28, 2009 by a placement agent, Merriman Curhan Ford & Co., for failure to pay fees for services associated with an investment banking agreement. The placement agent is seeking for the reimbursement for out of pocket fees of approximately $31,000, payment of notes payable with principal amount of $161,200 and 370,370 shares of the Company. The case is set for arbitration in September 2010, and mediation will be completed by July 2010. We contend that the agreement was obtained by misrepresentations and concealment and that it is unenforceable and void. If the case proceeds, we intend to respond aggressively to the arbitration and management believes that there is a very low likelihood of an unfavorable outcome.

We are a party to litigation in the Riverside County Superior Course, Case No. INC084243, which was filed in February 2009 by Accretive Solutions in the state of Florida. The vendor is claiming a breach of contract, resulting in damages from a 2007 corporate compliance agreement. We contend that no services were ever provided. The vendor is seeking damages of approximately $37,000. The case will most likely be referred to arbitration. Management believes that there is a low likelihood of an unfavorable outcome.

We are a party to litigation in the New York Supreme Court, Case No. 109746-2009, which was filed in July 2009 by Wolfe, Axelrod, Weinberger, LLC, an IR firm. The firm is claiming a breach of contract, resulting in damages from the 2007 agreement. We contend that the contract was terminated by the agreement and intends on filing a cross complaint. The firm is seeking damages of approximately $55,000, and settlement discussions have been ongoing for several months. Management believes that there is a low likelihood of an unfavorable outcome.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCBB under the symbol SPBU. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2008	High	Low

First quarter ended March 31, 2008	$ 0.50	$ 0.32
Second quarter ended June 30, 2008	$ 0.40	$ 0.23
Third quarter ended September 30, 2008	$ 0.30	$ 0.08
Fourth quarter ended December 31, 2008	$ 0.19	$ 0.07

Fiscal Year Ended December 31, 2009	High	Low

First quarter ended March 31, 2009	$ 0.26	$ 0.13
Second quarter ended June 30, 2009	$ 0.24	$ 0.11
Third quarter ended September 30, 2009	$ 0.26	$ 0.13
Fourth quarter ended December 31, 2009	$ 0.17	$ 0.09

	High	Low

First quarter ended March 31, 2010	$ 0.23	$ 0.10

On March 31, 2010, the last sale price of our common stock as reported on the OTCBB was $0.20. As of March 31, 2010, there were approximately 649 record owners of our common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During October 2009 we issued 490,571 shares of our common stock valued at $69,001 in connection with the payment of the accrued interest on the 8% and 10% convertible promissory notes.

During December 2009 we issued 190,411 shares of our common stock for services valued at $24,349.

During October 2009 we issued 314,298 shares of our common stock for the conversion of a 10% short-term convertible promissory note with a principal of $50,000 and interest of $288.

Between October and December 2009 we issued 5,750,624 shares of our common stock valued at $802,500 pursuant to a private placement. In connection with the issuance of shares, we also issued warrants to purchase 4,663,541 shares of common stock at an exercise price range of $0.16 to $0.20.

During January 2010 we issued 619,600 shares of our common stock valued at $68,637 in connection with the payment of the accrued interest on the 8% and 10% convertible promissory notes.

During January 2010 we issued 575,833 shares of our common stock for services valued at $87,048.

During February 2010 we issued 100,000 shares of our common stock valued at $1,000 for the exercise of options.

During February 2010 we issued 100,000 shares of our common stock valued at $20,000 per the settlement with one of our vendors.

During February 2010 we issued 135,000 shares of our common stock for the conversion on a 8% short-term convertible promissory note with a principal of $20,000 and interest of $1,600.

During March 2010 we issued 725,000 shares of our common stock for the conversion of two 10% short-term convertible promissory notes with principals totaling $125,000.

Between January and March 2010 we issued 6,211,113 shares of our common stock valued at $776,975 pursuant to a private placement. In connection with the issuance of shares, we also issued warrants to purchase 3,106,231 shares of common stock at an exercise price range of $0.16 to $0.20.

Item 6. Selected Financial Data

Not applicable to a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following information should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

Overview

Our flagship product is Spare Backup, a fully-automated remote backup solution designed and developed especially for the small office or home environment which automatically and efficiently backs up all data on selected laptop or desktop computers, as well as mobile devices. As a result, we believe small companies can ensure file safety in PCs and laptops for backup and retrieval. We launched our Spare Back-up service and software product version 1.0 in March 2005 and we are currently offering version 6.0 of the product. Our Spare Switch software enables users to complete the transfer of personal files from one personal computer (PC) to another via a high speed Internet connection. We focus on owners and executives of businesses that use technology to support their businesses, but do not have an IT (information technology) department, as well as consumers who desire to secure available files and documents vital to the continuity of their operations, business, or personal information. Our concept is to develop a suite of complementary products and services which are designed for use by technical and non-technical users featuring a user interface that can cross both sets of users. Our software has unique characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

During the year ended December 31, 2009, we spent significant resources, both financial and management time, in implementing our distribution model and broadening our partnership relationships to accomplish our goals. These costs included approximately $1,807,000 for sales and marketing advertising and business development expenses as well as approximately $624,000 of travel and travel related expenses, and approximately $542,000 of costs associated with technology service which includes engineering development, software and hardware related to the ongoing provision of our services. During this year we also spent approximately $1,140,000 on research and development. The research and development expenses were primarily related to compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products.

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

During 2009, we introduced our new advertising division, which has the ability to sell or cross market products to our data base of clients. We can partner with ours exiting clients and or solicit new customers to cross market products based on the end users behavior.

Results of Operations

SPARE BACKUP, INC.
RESULTS OF OPERATIONS

	Year ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2009	2008	in $ 2009	in % 2009
			vs 2008	vs 2008

Net revenues	$2,692,320	$1,381,443	$1,310,877	94.9%

Operating expenses:
Research and development	1,139,951	1,270,776	(130,825)	-10.3%
Selling, general and administrative	10,347,652	10,715,697	(368,045)	-3.4%
Total operating expenses:	11,487,603	11,986,473	(498,870)	-4.2%

Operating loss	(8,795,283)	(10,605,030)	1,809,747	-17.1%

Other income (expense)
Change in fair value of derivative liabilities	179,689	-	179,689	NM
Gain from debt settlement	940,106	35,713	904,393	2,532.4%
Interest expense	(2,896,426)	(4,563,241)	1,666,815	-36.5%
Total other income (expense)	(1,776,631)	(4,527,528)	2,750,897	-60.8%

Net loss	(10,571,914)	(15,132,558)	4,560,644	-30.1%

NM: Not Meaningful

Revenues

Our net revenues increased substantially in the year ended December 31, 2009 from the fiscal year of 2008. This increase in revenues reflects the increased adoption rate of our products by trial users who convert to subscriptions. For the year ended December 31, 2009, approximately 89% of our total net revenues were primarily attributable to the establishment of an international partner relationship with DSG International focusing in Europe. During December 2009 we mutually ended our agreement with DSG International. We are now materially dependent on our other various customers for revenue.

Research and Development

Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Our research and development expenses for fiscal 2009 include costs associated with continued development of user interfaces and additional products, including version 6.0 of Spare-Backup, a family pack, and our SMB (small to medium business) products Spare’s cloud or Spare Room, Spare Mobile, Spare Synchronization and Spare Diagnostics, and reflected increased research and development efforts to successfully meet various deadlines set by our OEM partners. Included in research and development expenses for the year ended December 31, 2009 are non-cash expenses of $3,600 which represents the fair value of stock issued to a key employee in lieu of cash compensation. The decrease in our research and development expenses when compared to the comparable periods in 2008 is primarily attributable to decreased use of consultants for research and development of our product due to lack of working capital. Subject to the availability of sufficient working capital, we anticipate that we will continue to incur research and development expenses in future periods as a result of the addition of new features, the launch of new versions of our products and the expansion of our engineering staff, however we are not able at this time to quantify the amount of such expenditures. In some cases as we develop or co-develop additional services and products, we may from time to time get our partners to contribute funding for some of these projects.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses in 2009, as compared to 2008 of $368,045 or 3.4% is primarily due to the following:

●
an increase in advertising and sales and marketing expenses of approximately $968,000; this increase is primarily due to an increase in sales commissions to DSG International. During 2009, we reached a settlement agreement with DSG International, mutually ending our agreement, at which point all remaining prepaid commission were expensed, amounting to approximately $453,000;

●
an increase in professional and consulting services of approximately $643,000; this increase is primarily due to an increase in litigation expenses of approximately $373,000 due to an increase in our efforts to settle any disputes our litigations, an increase in consulting  fees of $166,000 due to an increase in our efforts to decrease our spending on payroll expenses and an increase in PR/IR expense of $134,000; offset by

●	a decrease in option expenses of approximately $840,000; this decrease is primarily due to a re-pricing of options during 2008 in which we recognized a one time expense of approximately $370,000;
●	a decrease in technology services of approximately $264,000; this decrease is primarily due to an effort to decrease our cost of services;
●
a decrease in employee related expenses of approximately $214,000 ; this decrease is due to an increase in penalties and interest related to payroll taxes of approximately $399,000, offset by the decrease in payroll expense of $142,000 and a decrease in stock based consulting expenses of approximately $470,000.

Other Expenses

Our total other expenses, net for fiscal 2009 decreased $2,750,897, or approximately 61%, from the same period in fiscal 2008. The decrease in total other expenses from fiscal 2008 to 2009 were primarily attributable to the following:

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

Change in fair value of derivative liabilities and derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase of approximately $247,000 and $0 for fiscal 2009 and 2008, respectively, and derivative liability expense of approximately $180,000 and $0 for fiscal 2009 and 2008, respectively has been recognized as other income/expense in those periods. We did not have a comparable other expense during fiscal 2008 due to our having satisfied all of the 8% and 10% convertible promissory notes during fiscal 2007, the terms of which resulted in the application of ASC 815 to our financial statements, thus eliminating such derivative liabilities.

Historically we have been at a disadvantage in negotiating the terms of financing transactions which have resulted in the recognition of these derivative liabilities. We have reassessed at December 31, 2009, the number of authorized but unissued shares and taking into consideration the floorless feature in connection with the redemption provision on the 10% and 8% convertible promissory notes and have concluded that a derivative liability of approximately $247,000 is necessary.

Gain from Debt Settlement

During 2009, we settled numerous court cases and disputes with vendors. As a result, we recognized a total gain from debt settlement of approximately $940,000, representing an increase of approximately $904,000, or 3,115% from 2008. During 2008, we only reached two settlements with vendors.

Interest Expense

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The increase in interest expense during the 2009 periods when compared to the 2008 periods is primarily attributable to the amortization of the debt discount of approximately $1.1 million, expense associated with the modification of the 8% and 10% convertible promissory notes of approximately $1.1 million, accrued interest of approximately $366,000 and amortization of debt deferred financing costs of approximately $301,000 associated with the 8% and 10% convertible promissory notes .

Liquidity and Capital Resources

At December 31, 2009, our cash overdraft amounted to approximately $43,489 and our working deficit amounted to approximately $9,414,000. During the year ended December 31, 2009, cash decreased due to cash used in operating and investing activities, offset by cash provided by financing activities.

During the year ended December 31, 2009, we used cash in our operating activities amounting to approximately $4,031,000. Our cash used in operating activities was comprised of our net loss of approximately $10,572,000 adjusted for the following:

●	Change in fair value of derivative liabilities of approximately $180,000;
●	Fair value of options and warrants granted to employees of approximately $1,004,000;
●	Amortization of prepaid expenses, debt discount and deferred financing costs, and depreciation of fixed assets of approximately $3,300,000;
●	Gain from debt settlement of approximately $940,000;
●	Fair value of beneficial conversion features modifications of approximately $1,069,000;
●	Fair value of shares, warrants or options issued for services of approximately $532,000; and
●	Fair value of shares issued for interest payment of approximately $15,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activities:

●	Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $2,074,000, resulting from a an increase in expenditures;
●	Increase in deferred revenue of approximately $381,000, resulting from an increased number of consumers successfully prepaying for online backup services;
●	Increase in accrued interest on convertible promissory notes of approximately $366,000, resulting from the issuance of $1,804,000 8% and 10% convertible promissory notes in 2009;
●	Decrease in accounts receivable of approximately $81,000, resulting from a decrease in the amount of time it takes our customers to pay us; offset by
●
Increase in prepaid expense and other current assets of approximately $1,164,000, resulting from an increase in the prepaid commissions and marketing fees associated with our DSG International agreement.

During the year ended December 31, 2009, we incurred capital expenditures of approximately $293,000.

During the year ended December 31, 2009, we generated cash from financing activities of approximately $4,305,000, which primarily consisted of the proceeds from convertible promissory notes of $1,804,000, net proceeds from the issuance of common stock for cash of $2,507,500 and cash overdraft of approximately $43,000, offset by the repayment of a convertible promissory note of $50,000.

During the year ended December 31, 2008, we used cash in our operating activities amounting to approximately $5,345,000. Our cash used in operating activities was comprised of our net loss of approximately $15,133,000 adjusted for the following:

●	Fair value of options and warrants granted to employees of approximately $1,906,000;
●	Amortization of prepaid expenses, debt discount and deferred financing costs, and depreciation of fixed assets of approximately $5,283,000;
●	Fair value of preferred stock issued for services rendered of $50; and
●	Fair value of shares, warrants or options issued for services of approximately $1,677,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activities:

●	Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $621,000, resulting from a an increase in expenditures;
●	Increase in deferred revenue of approximately $133,000, resulting from an increased number of consumers successfully prepaying for online backup services;
●	Increase in accrued interest on convertible promissory notes of approximately $290,000, resulting from the issuance of 8% and 10% convertible promissory notes amounting to $1,948,500 in 2008;
●
Increase in prepaid expense and other current assets of approximately $10,000, resulting from an increase in the prepaid commissions and marketing fees associated with our DSG International agreement; offset by

●	Increase in accounts receivable of approximately $132,000, resulting from an increase in revenue.

During the year ended December 31, 2008, we incurred capital expenditures of approximately $270,000.

During the year ended December 31, 2008, we generated cash from financing activities of approximately $5,107,000, which primarily consisted of the proceeds from convertible promissory notes of $2,008,500, proceeds from the issuance of common stock for cash of $1,917,000, proceeds from the exercise of warrants of approximately $1,142,000 and the proceeds from the exercise of stock options of approximately $140,000, offset by the payment of deferred financing costs of approximately $38,000 associated with the convertible promissory notes and the repayment of a convertible promissory notes of $62,500.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Effective January 1, 2006, we adopted the provisions of ASC Topic 718 "Compensation-Stock Compensation" under the modified prospective method. ASC 718 eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by ASC 718, will continue to be required under ASC 718 to the extent those amounts differ from those in the Consolidated Statement of Operations.

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

Going Concern

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $100 million from cash and non-cash activity since inception through December 31, 2009. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. During February 2010 we entered into a subscription agreement with an accredited investor for a $7 million secured revolving credit note. . The note is has a term of 3 years and interest will be payable on the unpaid principal balance at 10% per annum and 4% per annum for the amount of the convertible note which has not been funded. Under the term of the agreement, we will also issue to the note holder five-year warrants to purchase 15 million shares of our common stock with an exercise price of $0.30 per share, as well as 50,000 share of our Series B Preferred Stock. The note is also convertible at any time at the option of the holder based on the principal amount outstanding as follows: (i) up to $1 million, convertible at $0.20, (ii) in excess of $1 million up to $2 million, convertible at $0.25, and (iii) in excess of $2 million up to $7 million, convertible at $0.30. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our financial statements are contained in pages F-1 through F-22, which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our CEO who also serves as our principal financial and accounting officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, our management has concluded that as of December 31, 2009, our internal control over financial reporting were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our lack of resources prevents us from maintaining proper segregation of duties, documentation of internal controls, implementation and monitoring.

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

Item 9B. Other Information

During October 2009 we issued 490,571 shares of our common stock valued at $69,001 in connection with the payment of the accrued interest on the 8% and 10% convertible promissory notes.

During December 2009 we issued 190,411 shares of our common stock for services valued at $24,349.

During October 2009 we issued 314,298 shares of our common stock for the conversion of a 10% short-term convertible promissory note with a principal of $50,000 and interest of $288.

Between October and December 2009 we issued 5,750,624 shares of our common stock valued at $802,500 pursuant to a private placement. In connection with the issuance of shares, we also issued warrants to purchase 4,663,541 shares of common stock at an exercise price range of $0.16 to $0.20.

During January 2010 we issued 619,600 shares of our common stock valued at $68,637 in connection with the payment of the accrued interest on the 8% and 10% convertible promissory notes.

During January 2010 we issued 575,833 shares of our common stock for services valued at $87,048.

During February 2010 we issued 100,000 shares of our common stock valued at $1,000 for the exercise of options.

During February 2010 we issued 100,000 shares of our common stock valued at $20,000 per the settlement with one of our vendors.

During February 2010 we issued 135,000 shares of our common stock for the conversion on a 8% short-term convertible promissory note with a principal of $20,000 and interest of $1,600.

During March 2010 we issued 725,000 shares of our common stock for the conversion of two 10% short-term convertible promissory notes with principals totaling $125,000.

Between January and March 2010 we issued 6,211,113 shares of our common stock valued at $776,975 pursuant to a private placement. In connection with the issuance of shares, we also issued warrants to purchase 3,106,231 shares of common stock at an exercise price range of $0.16 to $0.20.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Position
Cery B. Perle	47	Chief Executive Officer, President and Chairman of the Board
Edward Hagan	36	Secretary and Director
Robert Binkelle	46	Director

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

Key Employees

Following is biographical information on those persons whom we consider key employees of our company:

Name	Age	Position
Ivor A. Newman	45	Vice President of Operations
Darryl Adams	35	Director of Software Operations

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on its review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that during the fiscal year ended December 31, 2009, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment. Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

●	compliance with laws, rules and regulations,
●	conflicts of interest,
●	insider trading,
●	corporate opportunities,
●	competition and fair dealing,
●	discrimination and harassment,
●	health and safety,
●	record keeping,
●	confidentiality,
●	protection and proper use of company assets,
●	payments to government personnel,
●	waivers of the Code of Business Conduct and Ethics,
●	reporting any illegal or unethical behavior, and
●	compliance procedures.

In addition, we have also adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers. In addition to our Code of Business Conduct and Ethics, our CEO and senior financial officers are also subject to specific policies regarding:

●	disclosures made in our filings with the SEC,.

●	deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls,

●	conflicts of interests, and

●	knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

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

None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

●	understands generally accepted accounting principles and financial statements,

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

●	understands internal controls over financial reporting, and

●	understands audit committee functions.

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

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in the last completed fiscal year for

●	our principal executive officer or other individual serving in a similar capacity,

●
our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2009 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. In the case of our company this includes two key employees of our company, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2009.

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with ASC 718.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation	Total ($)
Cery Perle, President and	2007	245,989	33,401 (3)	468,000 (4)	204,696	952,086
Chief Executive Officer (2)	2008	269,923	101,160 (5)	603,810 (6)	195,073	1,169,966
	2009	282,250	-	491,000 (7)	58,739	831,989

Ivor Newman, Vice President	2007	195,800	17,190 (9)	250,000 (10)	14,679	477,669
of Operations (8)	2008	98,963	161,735 (11)	31,810 (12)	16,011	308,519
	2009	163,800	-	194,650 (13)	14,141	372,591

Darryl Adams, Director of	2007	246,429	17,602 (15)	561,000 (16)	34,734	859,765
Software Operations (14)	2008	156,750	138,326 (17)	200,137 (18)	4,189	499,402
	2009	243,765	-	326,650 (19)	3,374	573,789

(1)              The dollar value recognized for the stock option awards was determine in accordance with ASC 718. For a disclosure of the assumptions made in the valuation please refer to footnote 10 in our consolidate financial statements filed under Item 8 of this Annual Report on Form 10-K.

(2)              During fiscal 2007, in addition to Mr. Perle’s salary of $273,000, he was also paid other compensation of $45,000 of payment for unused vacation and sick pay, $50,193 for personal expense, $40,801 for health, dental and life insurance and $68,702 for automobile expenses. During fiscal 2008, in addition to Mr. Perle’s salary of $300,000, he was also paid other compensation of $25,000 of payment for unused vacation and sick pay, $96,967 for personal expense, $10,123 for health, dental and life insurance and $62,983 for automobile expenses. During fiscal 2009, in addition to Mr. Perle’s salary of $330,000, he was also paid other compensation of $18,561 for personal expense which was offset by unpaid vacation and sick pay of $25,000, $8,805 for health, dental and life insurance and $49,934 for automobile expenses.

(3)              Stock awards of 22,335 shares of our common stock valued at $13,401, plus an additional 1,000,000 shares of common stock resulting from a cashless exercise valued at $20,000.

(4)               Options to purchase 700,000 shares of our common stock at an exercise price ranging from $0.44 to $0.93 per share, vesting at date of grant.

(5)              Stock awards of 353,180 shares of our common stock valued at $101,160.

(6)              Options to purchase 2,600,000 shares of our common stock at an exercise price ranging from $0.11 to $0.36 per share, vesting at a range from at the date of grant to over 24 months.

(7)              Options to purchase 2,750,000 shares of our common stock at an exercise price ranging from $0.15 to $0.19 per share, vesting at a range from at the date of grant to over 24 months.

(8)              During fiscal 2007, in addition to Mr. Newman’s salary of $180,000, he was also paid a bonus of $15,800, as well as other compensation of $14,679 for health and dental insurance. During fiscal 2008, in addition to Mr. Newman’s salary of $180,000, he was also paid other compensation of $16,011 for health and dental insurance. During fiscal 2009, in addition to Mr. Newman’s salary of $180,000, he was also paid other compensation of $14,141 for health and dental insurance.

(9)              Stock awards of 28,650 shares of our common stock valued at $17,190.

(10)              Options to purchase 500,000 shares of our common stock at an exercise price ranging from $0.44 to $0.93 per share, vesting at the date of grant.

(11)              Stock awards of 804,639 shares of our common stock valued at $161,735.

(12)              Options to purchase 200,000 shares of our common stock at an exercise price ranging from $0.11 to $0.30 per share, vesting at the date of grant.

(13)              Options to purchase 1,850,000 shares of our common stock at an exercise price ranging from $0.15 to $0.20 per share, vesting at the date of grant.

(14)              During fiscal 2007, in addition to Mr. Adam’s salary of $260,000, he was also paid a bonus of $15,800, as well as other compensation of $3,532 for health and dental insurance, $11,567 for automobile expenses and $19,635 for temporary housing expenses.. During fiscal 2008, in addition to Mr. Adam’s salary of $260,000, he was also paid other compensation of $4,189 for health and dental insurance. During fiscal 2009, in addition to Mr. Adam’s salary of $260,000, he was also paid other compensation of $3,374 for health and dental insurance.

(15)              Stock awards of 29,337 shares of our common stock valued at $17,602.

(16)              Options to purchase 1,100,000 shares of our common stock at an exercise price ranging from $0.48 to $0.51 per share, vesting at a range from at the date of grant to over 24 months.

(17)              Stock awards of 351,848 shares of our common stock valued at $38,326.

(18)              Options to purchase 1,504,018 shares of our common stock at an exercise price ranging from $0.01 to $0.30 per share, vesting at the date of grant.

(19)              Options to purchase 2,650,000 shares of our common stock at an exercise price ranging from $0.18 to $0.21 per share, vesting at a range from at the date of grant to over 24 months.

Employment Agreements and Narrative Regarding Executive Compensation

Employment Agreement with Cery Perle

On January 1, 2003 we entered into a two-year employment agreement with Mr. Cery B. Perle to serve as our president. The agreement automatically renews for an additional two-year term upon its expiration, with a 10% increase in his base salary annually. On January 2009, the agreement automatically renewed for an additional three-year term. Under the terms of this agreement, we currently pay Mr. Perle an annual base salary of $330,000. We initially granted him an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.01 per share as additional compensation. This option vested ratably over the two-year term of the agreement. Upon the renewal of the agreement in January 2006 we granted him options to purchase an additional 2,000,000 shares of common stock with an exercise price of $0.45 per share, which vest ratably over a 24-month period. During fiscal 2008 as additional compensation approved by our Board of Directors of which he is a member we issued him 353,180 shares of our common stock which were valued at $101,160, and granted him options to purchase a total of 2,600,000 shares of our common stock at an exercise prices ranging from $0.11 to $0.30 per share which were valued at $603,810. During 2009, the Board Approved granted him options to purchase a total of 2,750,000 shares of our common stock at an exercise prices ranging from $0.15 to $0.18 per share which were valued at $491,000. In addition, during fiscal 2007, 2008 and 2009 we paid him certain additional compensation set forth in the foregoing table which was approved by our Board of Directors. The agreement also provides for an automobile allowance which is presently $5,000 per month, paid vacation, fringe benefits commensurate with his duties and responsibilities and benefits in the event of disability, as well as containing certain non-disclosure and non-competition provisions. Under the terms of the agreement, we may terminate Mr. Perle's employment either with or without cause. If the agreement is terminated by us without good cause, or by Mr. Perle with cause, we would be obligated to pay him his base salary though the end of the term of the agreement, continue his benefits through the end of the term and all options would continue to vest during the remaining period of the term. To the extent that Mr. Perle is terminated for cause, or he voluntarily resigns, no severance benefits will be paid.

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

How Mr. Adams's compensation was determined

On September 20, 2006, we entered into an employment agreement with Mr. Adams to serve as our Director of Software Operations. Under the terms of this agreement, Mr. Adam's base salary is $260,000. In addition, Mr. Adams will receive a guaranteed bonus of $80,000 whereby Mr. Adams has an option of accepting bonus payment in cash or stocks. We currently pay Mr. Adam an annual base salary of $260,000. We initially granted him an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.51 per share as additional compensation. This option vested ratably over the two-year term of the agreement. Mr. Adams orally agreed to accept stock options as payment of bonus during fiscal 2007, 2008 and 2009. Mr. Adam's employment with the company is "at will" basis.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2009:

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Cery B. Perle	100,000			0.30	03/21/10
	500,000			0.30	06/30/10
	2,000,000			0.30	01/14/11
	500,000			0.30	05/31/11
	118,000			0.30	07/26/11
	50,000			0.30	10/12/11
	100,000			0.30	01/09/12
	500,000			0.30	04/05/12
	100,000			0.30	09/26/12
	1,961,111	38,889		0.30	01/16/13
	500,000			0.30	03/26/13
	100,000			0.11	10/15/13
	150,000			0.18	01/23/14
	500,000			0.19	02/11/14
	100,000			0.15	06/18/14
	500,000	1,500,000		0.18	07/13/14

Ivor Newman	100,000		0.30	07/27/11
	350,000		0.30	08/01/11
	200,000		0.30	08/23/11
	50,000		0.30	10/13/11
	100,000		0.30	01/09/12
	100,000		0.30	05/04/12
	100,000		0.30	06/21/12
	100,000		0.30	09/13/12
	100,000		0.30	10/19/12
	100,000		0.30	01/18/13
	100,000		0.11	10/15/13
	150,000		0.18	01/23/14
	200,000		0.15	06/18/14
	1,500,000		0.20	11/10/14

Darryl Adams	1,000,000		0.30	01/05/12
	100,000		0.30	09/26/12
	25,000		0.30	01/18/13
	713,478		0.01	09/22/13
	128,788		0.01	10/01/13
	108,974		0.01	10/15/13
	100,000		0.11	10/15/13
	88,542		0.01	10/31/13
	118,056		0.01	11/15/13
	221,180		0.01	12/31/13
	150,000		0.18	01/23/14
	375,000	625,000	0.21	03/31/14
	1,500,000		0.20	11/10/14

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

During fiscal 2009 we granted options to purchase an aggregate of 10,900,000 shares of our common stock at exercise prices ranging from $0.15 to $0.21 per share to our executive officers, directors, employees and consultants. At each of December 31, 2009 and March 31, 2010 we had 16,317,596 shares and 15,985,251 shares, respectively, available for grant under the plan.

On January 14, 2010, the board approved the repricing of all options granted to our employees and directors. The new exercise price for all options is $0.18.

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

Terms of Exercise

The plan provides that the options granted there under shall be exercisable from time to time in whole or in part, unless otherwise specified by the committee or by the board of directors.

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

Modification and Termination of Plan

The board of directors or committee may amend, suspend or terminate the plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or optionee who has prior thereto been granted options under the plan. Further, no amendment to this plan which has the effect of (a) increasing the aggregate number of shares subject to this plan (except for adjustments due to changes in our capitalization), or (b) changing the definition of "Eligible Person" under the plan, may be effective unless and until approved by our stockholders in the same manner as approval of this plan is required. Any such termination of the plan shall not affect the validity of any stock grants or options previously granted there under. Unless the plan shall theretofore have been suspended or terminated by the board of directors, the plan will terminate on August 9, 2012.

Director Compensation

Our Board of Directors is comprised of Messrs. Perle, Binkelle and Hagan. Mr. Perle, who is also an executive officer of our company, does not receive any compensation specifically for his Board services. The following table provides information concerning the compensation of Messrs. Hagan and Binkelle for services as members of our Board of Directors for fiscal 2009. The value attributable to any option awards is computed in accordance with FAS 123R.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Warrant and Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Edward Hagan (1)	-	-	54,640	-	-	-	54,640
Robert Binkelle (2)	-	-	45,000	-	-	-	45,000

(1)	Represents the value of options to purchase 350,000 shares of our common stock with an exercise price ranging from $0.18 to $0.19 per share.

(2)	Represents the value of options to purchase 250,000 shares of our common stock with an exercise price of $0.19 per share.

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At March 31, 2010 we had 142,532,608 shares of common stock, 50,000 shares of Series A Preferred Stock and 50,000 shares of Series B Preferred Stock issued and outstanding. Each share of common stock entitles the holder to one vote, each share of Series A Preferred Stock entitles the holder to 400 votes, and each share of Series B Preferred Stock entitles the holder to 400 votes at any meeting of our stockholders and the shares of common stock, Series A Preferred Stock and Series B Preferred Stock vote together on all matters submitted to a vote of our stockholders.

The following table sets forth information known to us as of March 31, 2010 relating to the beneficial ownership of shares of our voting securities by:

●	each person who is known by us to be the beneficial owner of more than five percent of our outstanding voting stock;

●	each director;

●	each named executive officer; and

●	all named executive officers and directors as a group.

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

	Amount and Nature of Beneficial Ownership
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
Name (1)	# of Shares	% of Class	# of Shares	% of Class	# of Shares	% of Class	% of Vote
Cery B. Perle (2)	18,027,694	11.76%	50,000	100%	-	n/a	11.79%
Edward L. Hagan (3)	3,587,500	2.49%	-	n/a	-	n/a	2.49%
Robert Binkelle (4)	1,099,487	0.77%	-	n/a	-	n/a	0.77%
Ivor Newman (5)	3,250,000	2.23%	-	n/a	-	n/a	2.23%
Darryl Adams (6)	5,274,018	3.57%	-	n/a	-	n/a	3.57%
All named executive officers and directors as a group (five persons)	31,238,699	20.82%	50,000	100%	-	n/a	20.84%
Gimmel Partners, LP (7)	8,295,378	12.33%	-	n/a	-	n/a	12.33%
* represents less than 1%

(1)	Unless otherwise indicated, the business address of each person listed is in care of Spare Backup, Inc., 72757 Fred Waring Drive, Palm Desert, CA 92260

(2) Includes:
Common stock of 7,309,694, of which 685,194 shares is held by Mr. Perle, 4,000,000 shares are held in a trust for his benefit, 1,124,500 shares held in a trust for his minor children, and 1,500,000 shares held by Preston & Price, S.A. over which Mr. Perle can exercise voting rights; and

10,718,000 options, exercisable at a range of $0.11 to $0.18 per share.

(3) Includes:
Common stock of 1,935,975, of which 1,179,975 shares is held by Mr. Hagan, 412,000 shares held as custodian for his child, 244,000 shares held by his wife Stephanie and 100,000 shares held by his mother, Sandra Hagan;

1,426,525 options, exercisable at a range of $0.18 to $0.30 per share; and
225,000 warrants, exerciseable at a range of $0.20 to $1.30 per share.

(4) Includes:	Common stock of 99,487, which is held by Mr. Binkelle;
500,000 options, exercieable at $0.165 per shares; and
500,000 warrants, exercisable at $0.13 per share.

(5) Includes:	3,250,000 options, exercisable at a range of $0.11 to $0.30 per share.

(6) Includes:	Common stock of 20,000, which is held by Mr. Adams; and
5,254,018 options, exercisable at a range of $0.01 to $0.18 per share.

(7) Includes:	Common stock of 3,537,797, which is held by Gimmel Partners, LP;
4,757,581 warrants, exercisable at a range of $0.20 to $1.00 per share;
10,000,000 shares of our common stock underlying an 8% convertible promissory note in the principal amount of $2,500,000 which is presently overdue and is convertible at $0.25 per share; and
1,250,000 shares of our common stock underlying a 10% convertible promissory note in the principal amount of $200,000 which is presently overdue, and is convertible at $0.16 per share.
*The address for Gimmel Partners, LP is 767 Third Avenue, 6th Floor, New York, New York 10017

Item 13. Certain Relationships and Related Transactions, and Director Independence

Mr. Perle, our CEO, has made an available home owned by him for our use as temporary housing for new employees at monthly rental costs which we believe are below market. During each of these years we used this home for approximately 70% of the year. We reimburse each of Mr. Perle for the actual mortgage payment and pay ordinary operating expenses associated with such home including utilities, maintenance and insurance. During fiscal 2009 and 2008 we made rental payments to Mr. Perle of $15,000 and $40,200, respectively.

In January 2008 we issued Mr. Cery Perle, our CEO and a member of our Board of Directors, 50,000 shares of a newly created Series A Preferred Stock as additional compensation valued at $.001 per share or $50.00. The designations, rights and preferences of the Series A Preferred Stock includes:

●	each share has a stated value and a liquidation preference of $0.001 per share which equals the par value of the shares,

●	the shares are not convertible or exchange into any other security,

●
each share entitles the holder to 400 votes at any meeting of our stockholders and such shares will vote together with our common stockholders, provided, however, that Mr. Perle is not eligible to vote the shares in connection with an amendment to increase the number of our authorized shares of common stock if such amendment is proposed to our stockholders within four months from the date of issuance of the shares,.

●	the shares are not subject to redemption, and

●
so long as the shares are outstanding we have agreed not to alter or change the rights of the security in a manner which would adversely affect the Series A Preferred Stock, or take any action which would result in the taxation of the holder under Section 305 of the Internal Revenue Code.

Prior to the issuance of the shares of Series A Preferred Stock to Mr. Perle, he controlled the vote of approximately 10% of our outstanding voting securities. As a result of the issuance of these securities, Mr. Perle presently controls the vote of approximately 11.92% of our outstanding voting securities. These actions were approved by our Board of Directors of which Mr. Perle is a member.

Director Independence

Messrs. Hagan and Binkelle are "independent" within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market, Inc.

Item 14. Principal Accountant Fees and Services

Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2008 and fiscal 2007. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2008 and fiscal 2007.

Fee Category	2008	2009
Audit Fees (1)	$67,500	$74,000
Audit Related Fees	-	-
Tax Fees (2)	-	-
All Other Fees	-	-
Total	$67,500	$74,000

(1)  Consists of fees for professional services rendered in connection with the review of our three quarterly reports on Form 10-Q and the financial statements included in our annual report on Form 10-K
(2)  Consists of fees relating to our tax compliance and tax planning.

We do not have an Audit Committee. Our Board of Directors pre-approves all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm. All fees listed above were pre-approved in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

a.	Index to Consolidated Financial Statements and Financial Statement Schedules

b.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

c.	Exhibits

EXHIBIT NO.	DESCRIPTION

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

SPARE BACKUP, INC.

By: /s/ Cery Perle
Cery Perle
Executive Officer, President and Director

Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Cery Perle	Chief Executive Officer, President and Chairman of the Board	April 15, 2010
(Principal executive officer and financial officer)
By: /s/ Edward Hagan	Secretary and Director	April 15, 2010
By: /s/Robert Binkelle	Director	April 15, 2010

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

Index to Consolidated Financial Statements and Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Spare Backup, Inc.

We have audited the accompanying consolidated balance sheets of Spare Backup, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spare Backup, Inc. and Subsidiary at December 31, 2009 and 2008, and the results of their operations and their cash flows for the year ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Company LLP New York, New York April 15, 2010

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2009	2008
Current Assets:
Cash	$-	$18,946
Accounts receivable	51,371	132,389
Prepaid expenses	17,487	97,630
Total current assets	68,858	248,965

Property and equipment, net of accumulated depreciation of $2,384,638 and $1,586,435 at
December 31, 2009 and 2008, respectively	528,639	1,093,732

Other assets	161,104	56,985
Total assets	$758,601	$1,399,682

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,546,236	$2,834,230
Overdraft liability	43,489	-
Accrued payroll taxes	2,027,378	664,922
8% convertible promissory notes, net of debt discount
of $96,865 and $0 at December 31, 2009 and 2008, respectively	3,276,135	2,500,000
10% convertible promissory notes, net of debt discount
of $0 and $74,992 at December 31, 2009 and 2008, respectively	581,000	776,008
Accrued interest on convertible promissory notes	125,829	78,338
Derivative liabilities	246,973	-
Deferred revenue	621,127	240,436
Due to stockholder	15,000	15,000
Total current liabilities	9,483,167	7,108,934

8% convertible promissory notes, net of debt discount
of $24,846 and $59,679 at December 31, 2009 and 2008, respectively	71,154	190,321
Total liabilities	9,554,321	7,299,255

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
50,000 issued and outstanding	50	50
Common stock; $.001 par value; 300,000,000 shares authorized;
134,036,062 and 105,193,730 issued and outstanding
at December 31, 2009 and 2008, respectively	134,036	105,194
Additional paid-in capital	90,886,623	82,772,427
Accumulated deficit	(99,816,429)	(88,777,244)

Total stockholders’ deficit	(8,795,720)	(5,899,573)

Total liabilities and stockholders’ deficit	$758,601	$1,399,682

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2009	2008

Net Revenues	$2,692,320	$1,381,443

Operating expenses:
Research and development	1,139,951	1,270,776
Selling, general and administrative	10,347,652	10,715,697
Total operating expenses	11,487,603	11,986,473

Operating loss	(8,795,283)	(10,605,030)

Other income (expense):
Change in fair value of derivative liabilities	179,689	-
Gain from debt settlement	940,106	35,713
Interest expense	(2,896,426)	(4,563,241)
Total other expense	(1,776,631)	(4,527,528)

Net loss	$(10,571,914)	$(15,132,558)

Basic and diluted loss per common share	$(0.09)	$(0.17)

Basic and diluted weighted average common shares outstanding	117,190,142	88,033,460

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From January 1, 2008 to December 31, 2009

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	$	Shares	$	Paid-in Capital	Deficit	Deficit

Balance, January 1, 2008	-	$-	77,221,052	$77,221	$72,585,482	$(73,644,686)	$(981,983)

Exercise of options	-	-	569,371	570	139,330	-	139,900
Exercise of warrants	-	-	5,448,664	5,449	1,136,316	-	1,141,765
Common stock issued for cash, net of financing costs	-	-	10,833,333	10,833	1,906,167	-	1,917,000
Fair value of shares issued for interest payment	-	-	1,210,976	1,211	243,884	-	245,095
Fair value of shares issued for services	-	-	2,748,972	2,749	730,758	-	733,507
Fair value of warrants issued for services	-	-	-	-	72,253	-	72,253
Fair value of shares issued to employees for services	-	-	3,150,526	3,150	687,286	-	690,436
Fair value of preferred shares issued for services	50,000	50	-	-	-	-	50
Conversion of convertible promissory notes	-	-	4,765,340	4,765	1,315,235	-	1,320,000
Fair value of warrants issued for debt issuance costs	-	-	-	-	21,010	-	21,010
Cancellation of shares issued for services	-	-	(754,504)	(754)	(129,786)	-	(130,540)
Fair value of options issued for services	-	-	-	-	310,874	-	310,874
Beneficial conversion features of convertible notes	-	-	-	-	1,847,563	-	1,847,563
Fair value of warrants granted	-	-	-	-	60,350	-	60,350
Fair value of options granted	-	-	-	-	1,845,705	-	1,845,705
Net loss	-	-	-	-	-	(15,132,558)	(15,132,558)
Ending balance, December 31, 2008	50,000	50	105,193,730	105,194	82,772,427	(88,777,244)	(5,899,573)

Common stock issued for cash, net of costs	-	-	17,098,124	17,098	2,490,402	-	2,507,500
Fair value of shares issued for interest payment	-	-	1,748,372	1,748	285,777	-	287,525
Fair value of shares issued for services	-	-	1,621,839	1,622	293,526	-	295,148
Fair value of warrants issued for debt issuance costs	-	-	-	-	174,495	-	174,495
Fair value of shares issued for debt issuance costs	-	-	246,875	247	43,753	-	44,000
Fair value of warrants issued for interest	-	-	-	-	14,944	-	14,944
Conversion of convertible promissory notes	-	-	8,127,122	8,127	1,328,213	-	1,336,340
Write off of derivative liability as a result of conversion	-	-	-	-	40,609	-	40,609
Beneficial conversion features of convertible notes	-	-	-	-	1,130,378	-	1,130,378
Fair value of beneficial conversion features modifications	-	-	-	-	1,068,707	-	1,068,707
Fair value of warrants issued for services	-	-	-	-	59,611	-	59,611
Fair value of options issued for services	-	-	-	-	177,666	-	177,666
Fair value of options granted	-	-	-	-	1,004,120	-	1,004,120
Fair value of options modifications	-	-	-	-	1,995	-	1,995
Change in accounting principle	-	-	-	-	-	(467,271)	(467,271)
Net loss	-	-	-	-	-	(10,571,914)	(10,571,914)
Ending balance, December 31, 2009	50,000	$50	134,036,062	$134,036	$90,886,623	$(99,816,429)	$(8,795,720)

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,571,914)	$(15,132,558)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative liabilities	(179,689)	-
Fair value of options and warrants issued to employees	1,004,120	1,906,055
Fair value of options issued to consultants	177,666	310,874
Fair value of option modifications	1,995	-
Fair value of warrants issued to consultants	59,611	72,253
Fair value of warrants issued as interest expense	14,944	-
Amortization of debt discount	1,143,338	4,271,516
Fair value of common stock issued in connection with service rendered	295,148	1,293,402
Fair value of shares of preferred stock issued in connection with
services rendered	-	50
Fair value of beneficial conversion features modifications	1,068,707	-
Depreciation	798,203	828,808
Amortization of prepaid expenses	1,057,053	181,238
Amortization of deferred financing costs	301,326	1,603
Gain from debt settlement	(940,106)	-
Changes in operating assets and liabilities:
Accounts receivable	81,018	(132,389)
Prepaid expense and other current assets	(1,163,860)	10,292
Accounts payable, accrued expense and accrued payroll taxes	2,074,098	621,140
Deferred revenues	380,691	132,514
Accrued interest on convertible promissory notes	366,356	290,123

Net cash used in operating activities	(4,031,295)	(5,345,079)

Cash flows used in investing activities:
Capital expenditures	(292,640)	(270,463)

Net cash used in investing activities	(292,640)	(270,463)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	1,804,000	2,008,500
Net proceeds from issuance of common stock for cash	2,507,500	1,917,000
Net proceeds from exercise of warrants	-	1,141,765
Cash overdraft	43,489	-
Proceeds from exercise of stock options	-	139,899
Payment of deferred financing costs	-	(37,578)
Principle repayments of convertible promissory notes	(50,000)	(62,500)

Net cash provided by financing activities	4,304,989	5,107,086

Net decrease in cash	(18,946)	(508,456)

Cash, beginning of year	18,946	527,402

Cash, end of year	$-	$18,946

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Transfer of property and equipment in satisfaction of obligation	$59,530	$-
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and
corresponding debt discount	$1,130,378	$1,847,563
Fair value of warrants issued for debt issuance costs	$174,495	$-
Fair value of common stock for debt issuance costs	$44,000	$-
Conversion of convertible promissory notes and accrued interest
into shares of common stock	$1,336,340	$1,320,000
Fair value of shares of common stock issued for payment of
accrued interest	$287,525	$245,095

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Spare Backup, Inc., (the "Company") was incorporated in Delaware in December 1999. The Company sells on-line backup solutions software and services to individuals, business professionals, small office and home office companies, and small to medium sized businesses.

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $10.6 million during the year ended December 31, 2009. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to convertible promissory notes amounted to 108,113,194 and 74,367,956 at December 31, 2009 and 2008, respectively. Accordingly, these common share equivalents at December 31, 2009 and 2008 are excluded from the loss per share computation for that period due to their antidilutive effect.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 between January 2007 and October 2008 and $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During 2009 and 2008, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions.

The Company's accounts receivable are due from two customers, both of which are located in the United Kingdom. One of the Company’s customers accounted for 98% of its accounts receivables at December 31, 2009.

On December 30, 2009, the Company mutually terminated an agreement with a key customer, which represented 89% and 77% of revenues during 2009 and 2008, respectively.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2009 and 2008, with the exception of its convertible promissory notes.  The carrying amount of the convertible promissory notes at December 31 2009 and 2008, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2009 and 2008, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2009 and 2008, management has determined that an allowance is not necessary.

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

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of December 31, 2009. Instead, such amounts are included in the statement of operations under the caption "Research and development".

Share-based Payments

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) for all the stock awards granted after December 31, 2005, and granted prior to but not yet vested as of December 31, 2005. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 7 for further information regarding the Company’s stock-based compensation assumptions and expenses. The Company elected to use the modified prospective transition method as permitted by ASC 718.

Effective January 1, 2006, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 has been and will continue to be recognized using the straight-line single-option approach.

The Company has elected to use the Black-Scholes-Merton (“BSM”) option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Foreign Currency Transactions

The Company periodically engages in transactions in countries outside the United States which may result in foreign currency transaction gains or losses. Gains and losses resulting from foreign currency transactions are recognized as foreign currency gain (loss) in the statement of operations of the period incurred.

Revenue Recognition

The Company follows the guidance of the FASB ASC 605-10-S99 "Revenue Recognition Overall – SEC Materials". The Company records revenue when persuasive evidence of an arrangement exists, on-line back-up services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company has collected annual fees related to online back-up services. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of December 31, 2009 and December 31, 2008 amounted to $621,127 and $240,436, respectively, and will be recognized as revenue over the respective subscription period.

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

Customer Concentration

One of the Company's customers accounted for approximately 89% of its revenues during the year ending December 31, 2009. One of the Company’s customers accounted for 77% of the Company’s revenue during the year ending December 31, 2008.

Product Concentration

The Company offers subscriptions to online and software backup products to assist individuals, small businesses and home business users.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “ Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” ( Subtopic 470-20 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

•	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
•	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses generally is compromised of marketing and sales commissions paid to sales agents for the 1 year prepaid subscriptions related to the Company's online back-up services. The prepaid marketing expense is being amortized over the term of the respective subscription sold in accordance with GAAP whereby incremental direct costs are recognized in earnings in the same pattern as revenue is recognized. During the years ended December 31, 2009 and 2008, amortization of prepaid expenses amounted to $1,057,053 and $191,530, respectively and was recorded as sales, general and administrative expense in the accompanying statement of operations. On December 31, 2009 and 2008, prepaid expenses amounted to $17,487 and $97,630, respectively

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,
	Estimated life	2009	2008
Computer and office equipment	3 to 5 years	$2,847,098	$2,616,646
Leasehold improvements	5 years	202,298	202,298
		2,888,113	2,818,944
Less: Accumulated depreciation		(2,384,638)	(1,725,212)
		$528,639	$1,093,732

Depreciation expense amounted to $798,203 and $828,808 during 2009 and 2008, respectively.

NOTE 5 - OTHER ASSETS

Other assets generally consists of deferred financing costs related to the issuance of convertible promissory notes and is awarded on the terms of such notes. Amortization of other assets- deferred financing costs amounted to $301,326 and $1,603 during 2009 and 2008, respectively and is included in interest expense.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES-CURRENT

Convertible promissory notes consist of the following as of:

	December 31,
	2009	2008
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
	$3,373,000	$2,500,000
Less: unamortized discount	(96,865)	(-)
Convertible promissory notes- short-term	$3,276,135	$2,500,000

During 2008, the Company issued 1,875,757 shares in connection with the conversion of 8% convertible promissory notes with an aggregate principal of $475,000. The fair value of such shares issued amounted to approximately $475,000, or an average of $0.25 per share.

During 2009, the Company classified $873,000 8% convertible promissory note from long-term to short-term along with the debt discount of $380,063.

	December 31,
	2009	2008
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
	$581,000	$851,000
Less: unamortized discount	(-)	(74,992)
Convertible promissory notes- short-term	$581,000	$776,008

During 2008, the Company issued 2,733,333 shares in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $820,000. The fair value of such shares issued amount to approximately $820,000, or $0.30 per share.

During 2009, the Company issued 1,464,298 shares in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $270,000. The fair value of such shares issued amount to approximately $270,000, or an average of $0.18 per share.

At December 31, 2009
Principal- 8% convertible promissory notes past due	$ 2,500,000
Principal- 10% convertible promissory notes past due	$ 245,000

Total amortization of debt discounts for the convertible promissory notes - current amounted to approximately $1.1 million and $4.2 million for the years ended December 31, 2009 and 2008, respectively, and is included in interest expense.

NOTE 7 - DERIVATIVE LIABILITIES

The adoption of ASC 815 will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("round-down" provisions). Warrants with such provisions will no longer be recorded in equity. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.

Instruments with round-down protection are not considered indexed to a company's own stock under GAAP, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. The appendix to the Consensus contains an example (example 8) of warrants with round-down provisions that concludes they are not indexed to the company's owned stock. A round-down provision may be viewed by some as a form of guarantee provided to the holder of the instrument, which is inconsistent with equity classification.

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

The Company recorded a cumulative effect of a change in accounting principle as of January 1, 2009 in the amount of the estimated fair value of such warrants and embedded conversion features and will record future changes in fair value in results of operations. Based on fair value computations of estimated fair value, using a $0.18 closing stock price on December 31, 2008 there would be a cumulative effect of approximately $467,000 as of January 1, 2009, which would be recorded as a credit to derivative liability and debit to accumulated deficit.

During 2009, the Company wrote off $40,609 of the derivative liability as a result of the conversion of a certain 10% convertible promissory notes – long term.

The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $179,689 during 2009. The decrease in fair value of the derivative liabilities has been recognized as other income.

NOTE 8 - CONVERTIBLE PROMISSORY NOTES - LONG TERM

Convertible promissory notes consist of the following as of:

	December 31,
	2009	2008
8% Convertible promissory notes, bearing interest at 8% per annum, maturing between February 2010 and December 2010. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at an effective conversion rate of $0.16.	$96,000	$250,000
Less: unamortized discount	(24,846)	(59,679)
Convertible promissory notes- long-term	$71,154	$190,321

During 2009, the Company issued 2,764,160 shares in connection with the conversion of 8% convertible promissory notes with an aggregate principal of $425,000. The fair value of such shares issued amount to approximately $425,000, or $0.15 per share.

During 2009, the Company repaid $50,000 to two noteholders of the 8% convertible promissory notes.

During 2009, the Company classified $873,000 8% convertible promissory note from long-term to short-term along with the debt discount of $380,063.

December 31,
	2009	2008
10% Convertible promissory notes, bearing interest at 10% per annum, maturing between October 2010 and January 2011. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a effective conversion rate of $0.16	$-	$-
Less: unamortized discount	(-)	(-)
Convertible promissory notes- long-term	$-	$-

During 2009, the Company issued $610,000 of 10% convertible promissory notes. In connection with the issuance of these convertible promissory notes, upon maturity or conversion, the Company shall issue 3,812,500 warrants at an exercise price of $0.20. The warrants expire two years from grant date. The Company recognized a debt discount of $610,000 in connection of the issuance of 10% convertible promissory notes.

During 2009, the Company issued 3,812,500 shares in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $610,000. The fair value of such shares issued amount to approximately $610,000, or $0.16 per share.

During 2009, the Company classified $318,458 of 8% convertible promissory note- long term debt discount to 10% convertible promissory note- long term debt discount.

During 2009, the Company recognized an expense of approximately $1,069,000 due to the modification of the 8% and 10% convertible promissory notes beneficial conversion features, which also increased additional-paid in capital as

In accordance with FASB ASC 740 Debt- Debt with Conversion Options, the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the years ended December 31, 2009 and 2008, respectively, the total beneficial conversion feature for the 8% and 10% convertible promissory notes amounted to $1,130,378 and $1,847,563. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

Total amortization of debt discounts for the convertible promissory notes – long term amounted to approximately $26,000 and $29,000 during 2009 and 2008, respectively, and is included in interest expense.

NOTE 9 - STOCKHOLDERS' DEFICIT

On August 15, 2008, the Company increased the authorized common shares from 150,000,000 to 300,000,000 shares of common stock at $0.001 par value and approval for a 1-for-10 reverse stock split of its issued and outstanding common stock.

The Company filed a Certificate of Amendment to its certificate of incorporation increasing the number of authorized shares of its common stock to 300,000,000 shares. Additionally, the stockholders granted the Company's Board of Directors the authority to decide within six months from the date of the special meeting to implement a reverse stock split, set the timing for such split, and select a ratio for the reverse split up to a maximum of a one for ten (1:10). The Company did not implement a reverse stock split during 2009.

Issuance of Preferred Stock Pursuant to Services Performed

During 2008, the Company issued 50,000 shares of Series A Preferred Stock to the Company’s CEO for compensation aggregating to $50.

Issuance of Common Stock Pursuant to the Payment of Interest on the Convertible Debt

During 2008, the Company issued 1,210,976 shares in connection with the payment of accrued interest of the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to approximately $245,000 or $0.20 per share.

During 2009, the Company issued 1,748,372 shares in connection with the payment of accrued interest of the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to approximately $287,000 or $0.16 per share.

Issuance of Common Stock Pursuant to Services Performed

The issuance of common stock pursuant to services performed during 2008 is summarized in the table below.

	Number of Shares	Fair Value at Grant	Expense Incurred
Business advisory services	1,706,472	$0.26 - $0.30	$ 479,942
Consulting expense	100,000	$0.45	45,000
Investor relations	350,000	$0.27 -$0.37	99,500
Public relations	592,500	$0.12 - $0.29	109,065
Stock based compensation *	3,150,526	$0.10 - $0.45	690,436
Total	5,899,498		$ 1,423,943
* Stock based compensation is attributable to the services performed by the Company’s employees.

The issuance of common stock pursuant to services performed during 2009 is summarized in the table below.

	Number of Shares	Fair Value at Grant	Expense Incurred
Consulting expense	190,411	$0.12 - $0.13	$ 24,348
Investor relations	600,000	$0.22 - $0.24	134,000
Legal expense	771,428	$0.14 - $0.18	126,000
Stock based compensation *	60,000	$0.18	10,800
Total	1,621,839		$ 295,148
* Stock based compensation is attributable to the services performed by the Company’s employees.

Issuance of Common Stock Pursuant to Debt Issuance Costs

During 2009, the Company issued 246,875 shares of common stock in connection with the payment of debt issuance costs amounting to approximately $44,000.

Issuance of Common Stock Pursuant to Exercise of Stock Warrants and Options

During 2008, the Company issued 5,448,664 shares of common stock in connection with the exercise of stock warrants which generated gross proceeds of approximately $1,142,000.

During 2008, the Company issued 569,371 shares of common stock in connection with the exercise of stock options which generated gross proceeds of approximately $140,000

Issuance of Common Stock Pursuant to Conversion of Convertible Promissory Notes

During 2008, the Company issued 1,875,757 shares in connection with the conversion of 8% convertible promissory notes- short term with a principal amount of $475,000. The fair value of such shares issued amounted to approximately $0.25 per share.

During 2008, the Company issued 2,889,583 shares in connection with the conversion of 10% convertible promissory notes- short term with a principal amount of $845,000. The fair value of such shares issued amounted to approximately $0.29 per share.

During 2009, the Company issued 2,764,160 shares in connection with the conversion of 8% convertible promissory notes- short term with a principal amount of $425,000 and accrued interest of $17,266. The fair value of such shares issued amounted to $442,266 or $0.16 per share.

During 2009, the Company issued 1,464,298 shares in connection with the conversion of 10% convertible promissory notes- short term with a principal amount of $270,000 and accrued interest of $288. The fair value of such shares issued amounted to $270,288 or $0.18 per share. In connection with this conversion, the company wrote off $21,655 of the derivative liability, which increased additional-paid in capital.

During 2009, the Company issued 3,898,664 shares in connection with the conversion of 10% convertible promissory notes- long term with a principal amount of $610,000 and accrued interest of $13,786. The fair value of such shares issued amounted to $623,786 or $0.16 per share.

Issuance of Common Stock Pursuant to Private Placements

During 2008, the Company issued in aggregate 10,833,333 common shares pursuant to a private placement which generated gross proceeds of approximately $1,927,000. In connection with this private placement, the Company issued 10,141,666 warrants exercisable at a price range of $0.20 to $0.309 per share. The warrants expire three years from the date of grant. The Company paid finder's fee of $10,000.

During 2009, the Company issued in aggregate 17,098,142 common shares pursuant to a private placement which generated gross proceeds of approximately $2,620,500. In connection with this private placement, the Company issued 15,851,041 warrants exercisable at a price range of $0.16 to $0.20 per share. The warrants expire at a range of two to three years from the date of grant. The Company paid finder's fee of $113,000 and issued 46,875 shares of common stock and 106,250 three year common stock purchase warrants in connection with this private placement which have been allocated against paid in capital.

Cancelation of Common Stock

During 2008, the Company cancelled 150,000 shares of common stock previously issued to consultants. The fair value of such shares at the date of grants amounted to approximately $94,000 or at a range of $0.45 - $0.98 per share. In connection with the return of the 150,000 shares of common stock, the Company reduced stock-based compensation expense by $58,000 based on the fair market value of the common stock on the dates of cancellation at a range of $0.37 - $0.42 per share.

During 2008, the Company cancelled 604,504 shares of common stock previously issued to a key employee. The fair value of such shares at the date of grants amounted to approximately $128,000 or at a range of $0.19 - $0.35 per share. In connection with the return of the 604,504 shares of common stock, the Company reduced stock-based compensation expense by $73,000 based on the fair market value of the common stock on the date of cancellation of $0.12 per share.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Warrants

During 2008, the Company issued 8% and 10% convertible promissory notes amounting to $2,008,500. In connection with these issuances, the Company granted 7,261,665 warrants to the note holders at an exercise price ranging from $0.20 to $0.50. The notes terms range between two and five years. In connection with the recent private placements in 2008, the Company issued an additional 2,554,363 warrants to these investors.

During 2008, as part of the issuance of warrants in connection with the issuance of the 8% and 10% convertible promissory notes, the Company also issued five year warrants to purchase 150,000 shares of common stock to the placement agent at an exercise price of $0.20. These warrants were valued utilizing the Black-Scholes options pricing model at $0.14 or approximately $21,000.

During 2008, the Company issued three year warrants to purchase 10,042,857 shares of common stock to investors in connection with the private placements. These warrants are exercisable at a price range of $0.20 to $0.50. During 2008, the Company reduced the exercise price of some of these warrants from $0.50 to $0.309, and as a result issued an additional 98,809 three year warrants.

During 2008, the Company granted 250,000 five-year stock warrants to purchase common stock in connection with an investment banking consulting agreement at an exercise price of $0.40. The Company valued these options utilizing the Black-Scholes options pricing model at $0.21 per share or approximately $53,000.

During 2008, the Company granted 300,000 five-year stock warrants to purchase common stock in connection with an advisory agreement. The Company valued these warrants utilizing the Black-Scholes options pricing model at $0.33 or approximately $100,000.

During 2008, the Company granted 500,000 three-year stock warrants to purchase common stock to the Company's Director. The Company valued these options utilizing the Black-Scholes options pricing model at $0.12 per share or approximately $60,000.

During 2008, the Company granted 625,000 three-year stock warrants to purchase common stock in connection with an extended business advisory agreement. The Company valued these warrants utilizing the Black-Scholes options pricing model at $0.03 per share or approximately $19,000.

During 2009, in connection with the private placements the Company issued warrants to purchase 15,851,041 shares of common stock at an exercise price range of $0.18 to $0.20 per share. The warrants expire between 2011 and 2012. In connection with the private placements, the Company issued warrants to purchase 106,250 shares of common stock to a placement agent. The warrants have an exercise price of $0.20 and expire three years from grant.

During 2009, in connection with the conversion of 8% and 10% convertible promissory notes issued warrants to purchase 5,725,324 shares of common stock at an exercise price range of $0.16 to $0.20 per share. The warrants expire in 2011. Of these warrants, 194,074 warrants were issued for accrued interest, were valued at $14,944

During 2009, in connection with the conversion of certain 8% and 10% convertible promissory notes totaling $1,804,000, the company issued warrants to purchase 1,145,500 shares of common stock to the placement agents. The warrants have an exercise price ranging from $0.18 to $0.20 and expire between three and five years from grant. The warrants were value utilizing the Black-Scholes options pricing model at an average of $0.15 or $174,495 and was recorded as an increase in additional-paid in capital and an increase in deferred financing costs.

During 2009, in connection with a general business and marketing advisory agreement, the Company issued warrants to purchase 993,528 shares of Common Stock at price of $0.20 per share during 2009. The Company valued these warrants utilizing the Black-Scholes options pricing model at $0.06 per share or approximately $60,000 and was recorded as an increase in additional-paid in capital and an increase in stock-based consulting expense.

The following table summarizes information concerning the currently outstanding warrants as of December 31, 2009:

	Number of Warrants	Weighted Average Exercise Price	Fair Value - Expensed	Fair Value - Debt Issuance Cost	Fair Value - Beneficial Conversion Features
Balance at January 1, 2008	28,029,348	$0.70
Granted	21,782,694	0.21	$132,603	$21,010
Exercised	(5,448,664)	0.21	$1,141,765
Expired	(5,392,499)	0.61
Cancelled	-	-
Balance at December 31, 2008	38,970,879	$0.38

Granted	23,821,643	$0.18	$74,555	$174,495	$1,130,378
Exercised	-	-
Expired	(332,500)	1.25
Cancelled	(2,312,500)	1.11
Balance at December 31, 2009	60,147,522	$0.29

The fair value of the warrants granted during the year ended December 31, 2009 and 2008 is based on the Black Scholes Model using the following assumptions:

	2009	2008
Exercise price:	$0.20	$0.20 - $0.40
Market price at date of grant:	$0.135 - $0.23	$0.10 - $0.37
Expected volatility:	104% - 199%	69% - 110%
Term:	2 – 5 years	3 – 5 years
Risk-free interest rate:	0.81% - 2.53%	0.96% - 2.72%

Stock Options

In 2002, the Company adopted the 2002 Stock Plan under which stock awards or options to acquire shares of the Company's common stock may be granted to employees and non-employees of the Company. The Company has authorized 12,000,000 shares of the Company's common stock for grant under the 2002 Plan.
In May 2006, the Board increased the authorized amount to 27,000,000. The 2002 Plan is administered by the Board of Directors and permits the issuance of options for the purchase of up to the number of available shares outstanding. Options granted under the 2002 Plan vest in accordance with the terms established by the Company's stock option committee and generally terminates ten years after the date of issuance.

In February 2008, the Company granted 100,000 five-year stock options to purchase common stock for marketing strategy and financial advisory services in connection wit a consulting agreement. The Company valued these options utilizing the Black-Scholes options pricing model at $0.29 per share of approximately $29,000.

Between April and June 2008, the Company granted 1,021,848 five-year stock options to purchase common stock in connection with consulting agreements. The Company valued these options utilizing the Black-Scholes options pricing model raging from $0.05 to $0.34 per share or approximately $94,000.

Between August and September 2008, the Company granted in aggregate 650,404 three to five year stock options to purchase common stock in connection with a consulting and financial advisory agreement. The Company valued these options utilizing the Black-Scholes options pricing model ranging from $0.10 to $0.21 per share or approximately $67,000.

In December 2008, the Company granted 250,000 three-year options to purchase common stock in connection with an extended business advisory agreement. The Company valued these options utilizing the Black-Shcoles options pricing model at $0.03 per share or approximately $8,000.

During the year ended December 31, 2008, the Company granted 6,719,018 five-year stock options to purchase common stock to employees (including 3,350,000 options granted to the Company's Chief Executive Officer and two directors of the Company) at exercise prices ranging from $0.01 to $0.35 per share. For the year ended December 31, 2008, total stock-based compensation charged to operations for option-based arrangements amounted to approximately $1,846,000. At December 31, 2008, there was approximately $317,000 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

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

In February 2009, the Company entered into a 1 year marketing agreement with Cydcor Inc. whereby Cydcor will market the Company's services and perform marketing campaigns as it may determine from time to time. Cydcor will be paid on a commission basis on all customer orders that has an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month. In addition, the Company granted 250,000 three-year stock options to purchase common stock to Cydcor. The Company valued these options utilizing the Black-Scholes options pricing model at $0.09 per share or approximately $23,000 and recorded marketing expense for the year ended December 31, 2009.

In February 2009, the Company issued in aggregate 700,000 five-year stock options to purchase common stock for legal services with a vesting period of 12 months. The Company valued these options utilizing the Black-Scholes options pricing model at $0.19 per share or $133,000. For the year ended December 31, 2009, total stock-based legal expense charged to operations amounted to approximately $111,000. At December 31, 2009, there was approximately $22,000 of total unrecognized legal expense related to non-vested option-based compensation arrangements.

In July 2009, the Company issued in aggregate 500,000 three-year stock options to purchase common stock for consulting services with a vesting period of 6 months. The Company valued these options utilizing the Black-Scholes options pricing model at $0.22 per share or approximately $53,000. For the year ended December 31, 2009, total stock-based consulting expense charged to operations amounted to approximately $44,000. At December 31, 2009, there was approximately $9,000 of total unrecognized consulting expense related to non-vested option-based compensation arrangements.

For the year ended December 31, 2009, the Company granted 9,450,000 five-year stock options to purchase common stock to employees at exercise prices ranging from $0.15 to $0.21 per share. For the year ended December 31, 2009 and 2008, total stock-based compensation charged to operations for option-based arrangements amounted to approximately $1,004,000 and $1.846,000, respectively. At December 31, 2009, there was approximately $593,000 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Qualified Stock Option Plan and Non Qualified Stock Option Plan.

During 2009, the Company recognized a modification expense of approximately $2,000 for the reduction of the exercise price for one of the option holders.

Stock option activity for the years ended December 31, 2009 and 2008, respectively is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2008	13,339,549	$0.54	3.00

Granted	9,241,270	0.22
Exercised	(569,371)	0.22
Expired	(2,969,518)	0.34
Outstanding at December 31, 2008	19,041,930	0.29	2.74

Granted	10,900,000	0.19
Exercised	-	-
Expired	(1,437,508)	0.31
Outstanding at December 31, 2009	28,504,422	$0.25	2.60	$241,011

Exercisable and vested at December 31, 2009	23,835,671	$0.20	4.82	$-

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	December 31, 2009	December 31, 2008
Exercise Price	$ 0.15 - $ 0.21	$ 0.01- $ 0.48
Market price at date of grant	$ 0.13 - $ 0.24	$ 0.10 - $ 0.45
Expected volatility	68% - 199%	69% - 111%
Risk-free interest rate	1.34% - 3.87%	0.96% - 3.66%

NOTE 11: INCOME TAXES

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows at December 31:

	2009	2008
Tax at US statutory rate	35.0%	35.0%
State tax rate, net of federal benefits	4.0	4.0
Permanent differences	(8.0)	(12.6)
Change in valuation allowance	(31.0)	(26.4)
Effective tax rate	0.0%	0.0%

Management believes it is more likely than not that it will be able to offset its deferred tax liability against its net operating losses.

The components of the deferred tax assets and liabilities are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$21,300,000	$18,500,000
Options issued as compensation	1,400,000	900,00
Less: valuation allowance	(22,700,000)	(19,400,000)
Net deferred tax assets	$-	$-

At December 31, 2009 the Company had estimated tax net operating loss carryforwards of approximately $54.6 million, which expire through its tax year ending in 2029.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation

In January 2009, the Company filed a declaratory relief in connection with an investment banking agreement entered into fiscal 2008 against Merriman Curhan Ford & Co. in the Supreme Court of California - County of Riverside Case No. 083346. In February 2009, the Company received a notice of petition for order compelling arbitration in the Superior Court California- San Francisco County, Case No. CFP 09-509186, which was filed on January 28, 2009 by a placement agent, Merriman Curhan Ford & Co., for failure to pay fees for services associated with an investment banking agreement. The placement agent is seeking for the reimbursement for out of pocket fees of approximately $31,000, payment of notes payable with principal amount of $161,200 and 370,370 shares of the Company. The case is set for arbitration in September 2010, and mediation will be completed by July 2010. The Company contends that the agreement was obtained by misrepresentations and concealment and that it is unenforceable and void. If the case proceeds, the Company intends to respond aggressively to the arbitration and believes that there is a very low likelihood of an unfavorable outcome.

The Company is a party to litigation in the Riverside County Superior Course, Case No. INC084243, which was filed in February 2009 by Accretive Solutions in the state of Florida. The vendor is claiming a breach of contract, resulting in damages from a 2007 corporate compliance agreement. The Company contends that no services were ever provided. The vendor is seeking damages of approximately $37,000. The case will most likely be referred to arbitration. The Company believes that there is a low likelihood of an unfavorable outcome.

The Company is a party to litigation in the New York Supreme Court, Case No. 109746-2009, which was filed in July 2009 by Wolfe, Axelrod, Weinberger, LLC, an IR firm. The firm is claiming a breach of contract, resulting in damages from the 2007 agreement. The Company contends that the contract was terminated by the agreement and intends on filing a cross complaint. The firm is seeking damages of approximately $55,000, and settlement discussions have been ongoing for several months. The Company believes that there is a low likelihood of an unfavorable outcome.

Employment Contract

The Company entered into an employment agreement with its Chief Executive Officer which expires in December 2011 and is renewable for additional 3-year term. The employment agreement provides for an annual base salary of $310,000 with a 10% increase in his base salary annually. The Company has the obligation to pay the Chief Executive Officer's compensation through December 31, 2011 in the event 1) it terminates the employment without cause, 2) of the death of the Chief Executive Officer, and 3) of the consummation of a merger or disposition of substantially all assets of the Company.

Operating Leases

The Company entered into a new lease effective November 2006. The monthly base rent amounts to $12,667 per month and matures in December 2011.

During March 2010 the Company entered into a 1 year lease agreement, commencing April 26, 2010, with an unrelated third party for approximately 1,900 square feet which serves as our office for research and development. Under the terms of the lease our monthly rent is $2,625 per month, with $3,062 due at signing.

Future annual minimum payments, net of sublease income, required under operating lease obligations at December 31, 2008 are as follows:

Future Minimum Lease Payments
2011	$139,000

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during 2009 and 2008 amounting $15,000 and $40,200, respectively. The rental property was used for temporary employee housing during such periods.

NOTE 14 - ACCRUED PAYROLL TAXES

As of December 31, 2009, the Company recorded a liability related to unpaid payroll taxes for the period from May 16, 2008 to December 31, 2009 for approximately $2,278,000, of which, $377,000 is relates to accrued interest and penalty.

NOTE 15 - SEGMENTS

During 2009 and 2008, the Company operated in one business segment. The percentages of sales by geographic region for the years ended December 31, 2009 and 2008 were approximately:

	2009	2008
United States	11%	23%
Europe	89%	77%

NOTE 16 - SUBSEQUENT EVENTS

At April 15, 2010, the date the financial statements were issued, the following items were considered significant subsequent events.

During January 2010 the Company issued 619,600 shares of our common stock valued at $68,637 in connection with the payment of the accrued interest on the 8% and 10% convertible promissory notes.

During January 2010 the Company issued 575,833 shares of our common stock for services valued at $87,048.

During February 2010 the Company issued 100,000 shares of our common stock valued at $1,000 for the exercise of options.

During February 2010 the Company issued 100,000 shares of our common stock valued at $20,000 per the settlement with one of our vendors.

During February 2010 the Company issued 135,000 shares of our common stock for the conversion on a 8% short-term convertible promissory note with a principal of $20,000 and interest of $1,600.

During March 2010 the Company issued 725,000 shares of our common stock for the conversion of two 10% short-term convertible promissory notes with principals totaling $125,000.

Between January and March 2010 the Company issued 6,211,113 shares of our common stock valued at $776,975 pursuant to a private placement. In connection with the issuance of shares, the Company also issued warrants to purchase 3,106,231 shares of common stock at an exercise price range of $0.16 to $0.20.

During February 2010 the Company was able to secure a $7 million secured revolving credit note. The note is has a term of 3 years and interest will be payable on the unpaid principal balance at 10% per annum and 4% per annum for the amount of the convertible note which has not been funded. Under the term of the agreement, the Company will also issue to the note holder five-year warrants to purchase 15 million shares of our common stock with an exercise price of $0.30 per share, as well as 50,000 share of our Series B Preferred Stock. The note is also convertible at any time at the option of the holder based on the principal amount outstanding as follows: (i) up to $1 million, convertible at $0.20, (ii) in excess of $1 million up to $2 million, convertible at $0.25, and (iii) in excess of $2 million up to $7 million, convertible at $0.30.

During January 2010, the Company repriced certain options issued to employees and directors under both the qualified and non-qualified option plans to an exercise price of $0.18,