Form 10-Q
period 2010-03-31
SPARE BACKUP, INC.
filed 2010-05-24
CIK 1103577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 144,769,266 shares of common stock are issued and outstanding as of May 24, 2010.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Spare Backup,” the Company”, “ we”, “our”, and “us” refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiary. The information which appears on our web site is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, including approximately $2.3 million of accrued payroll taxes and approximately $3,006,000 of past due notes, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2009 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

SPARE BACKUP, INC.

Item 1.    Financial Statements

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2010	2009
	(Unaudited)	(1)
Current Assets:
Cash	$-	$-
Accounts receivable	-	51,371
Prepaid expenses	26,671	17,487
Total current assets	26,671	68,858

Property and equipment, net of accumulated depreciation of $552,747 and $2,384,638 at
March 31, 2010 and December 31, 2009, respectively	482,012	528,639

Other assets	118,991	161,104
Total assets	$627,674	$758,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,286,118	$2,546,236
Overdraft liability	59,505	43,489
Accrued payroll taxes	2,278,048	2,027,378
8% convertible promissory notes, net of debt discount
of $78,150 and $96,865 at March 31, 2010 and December 31, 2009, respectively	3,295,850	3,276,135
10% convertible promissory notes, net of debt discount
of $0 and $0 at March 31, 2010 and December 31, 2009, respectively	456,000	581,000
Accrued interest on convertible promissory notes	130,343	125,829
Notes payable	220,000	-
Derivative liabilities	447,181	246,973
Deferred revenue	188,579	621,127
Due to stockholder	15,000	15,000
Total current liabilities	9,376,624	9,483,167

8% convertible promissory notes, net of debt discount
of $0 and $24,846 at March 31, 2010 and December 31, 2009, respectively	-	71,154
Total liabilities	9,376,624	9,554,321

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
50,000 issued and outstanding	50	50
Common stock; $.001 par value; 300,000,000 shares authorized;
144,769,266 and 134,036,062 issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	144,769	134,036
Additional paid-in capital	93,463,836	90,886,623
Accumulated deficit	(102,357,605)	(99,816,429)

Total stockholders’ deficit	(8,748,950)	(8,795,720)

Total liabilities and stockholders’ deficit	$627,674	$758,601

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended

	2010	2009
	(Unaudited)	(Unaudited)

Net Revenues	$546,242	$455,589

Operating expenses:
Research and development	511,085	241,785
Selling, general and administrative	2,205,525	2,815,897
Total operating expenses	2,716,610	3,057,682

Operating loss	(2,170,368)	(2,602,093)

Other income (expense):
Change in fair value of derivative liabilities	(200,207)	(143,503)
Gain from debt settlements	295,727	297,799
Interest expense	(466,328)	(201,664)
Total other income (expense)	(370,808)	(47,368)

Net loss	$(2,541,176)	$(2,649,461)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average common
shares outstanding	139,207,361	106,816,011

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,541,176)	$(2,649,461)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative liabilities	200,208	143,503
Fair value of options and warrants issued to employees	362,834	379,924
Fair value of options and warrants issued to consultants	234,572	33,583
Fair value of option and warrant modifications	456,288	-
Fair value of warrants issued to convertible promissory note holder	12,160	59,611
Fair value of warrants issued for accrued interest	4,363	-
Amortization of debt discount	129,811	99,307
Fair value of common stock issued in connection with service rendered	108,886	112,000
Fair value of common stock issued in connection with convertible
promissory notes modifications	79,167	-
Fair value of convertible promissory notes modifications	42,499	-
Fair value of common stock issued in connection with note payable issuance	47,600	-
Fair value of common stock issued in connection with debt settlement	20,000	-
Fair value of common stock issued in connection with the conversion
of convertible promissory notes	(130)	-
Depreciation	75,460	234,737
Amortization of prepaid expenses	18,316	70,166
Amortization of deferred financing costs	45,176	19,980
Gain from debt settlement	(295,727)	(297,799)
Changes in operating assets and liabilities:
Accounts receivable	51,371	91,920
Prepaid expense and other current assets	(30,563)	(296,951)
Accounts payable, accrued expense and accrued payroll taxes	286,279	423,740
Deferred revenues	(432,548)	548,782
Accrued interest on convertible promissory notes	81,746	82,377
Net cash used in operating activities	(1,043,408)	(944,581)
Cash flows used in investing activities:
Capital expenditures	(28,833)	(203,206)
Net cash used in investing activities	(28,833)	(203,206)
Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	-	803,000
Proceeds from issuance of notes payable	220,000	-
Net proceeds from issuance of common stock for cash	835,225	287,500
Cash overdraft	16,016	128,803
Proceeds from exercise of stock options	1,000	-
Payment of deferred financing costs	-	(90,462)
Net cash provided by financing activities	1,072,241	1,128,841
Net decrease in cash	-	(18,946)
Cash, beginning of period	-	18,946
Cash, end of period	$-	$-
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Common stock reclassified as convertible promissory note	$10,000	$-
Write off of fully depreciated propery and equipment	$1,907,351	$-
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and
corresponding debt discount	$86,250	$781,750
Conversion of convertible promissory notes and accrued interest
into shares of common stock	$238,465	$60,000
Fair value of shares of common stock issued for payment of
accrued interest	$68,637	$77,434

See Notes to Unaudited Consolidated Financial Statements.

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

The balance sheet presented as of March 31, 2010 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed on April 15, 2010.  The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $2.5 million during the three-month period ended March 31, 2010. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the three-month period ended March 31, 2010, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable were due from two customers, both of which are located in the United Kingdom. One of the Company’s customers accounted for 98% of its accounts receivables at December 31, 2009.   There are no accounts receivable at March 31, 2010.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2010 and December 31, 2009, management has determined that an allowance is not necessary.

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

The Company has collected annual fees related to online back-up services. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of March 31, 2010 and December 31, 2009 amounted to $188,579 and $621,127, respectively, and will be recognized as revenue over the respective subscription period.

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

Customer Concentration

One of the Company's customers accounted for approximately 88% of its revenues during the three-month period ending March 31, 2010. One of the Company’s customers accounted for 81% of the Company’s revenue during the three-month period ending March 31, 2009.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2010 and December 31, 2009, with the exception of its convertible promissory notes.  The carrying amount of the convertible promissory notes at March 31, 2010 and December 31 2009, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2010 and December 31, 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of March 31, 2010. Instead, such amounts are included in the statement of operations under the caption "Research and development".

Foreign Currency Transactions

The Company periodically engages in transactions in countries outside the United States which may result in foreign currency transaction gains or losses. Gains and losses resulting from foreign currency transactions are recognized as foreign currency gain (loss) in the statement of operations of the period incurred.

Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC-740 – Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

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

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to convertible promissory notes amounted to 117,826,507 and 90,533,587 at March 31, 2010 and 2009, respectively. Accordingly, these common share equivalents at March 31, 2010 and 2009 are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2010 and 2009:

	For the three-month periods ended
	March 31,
	2010	2009
Numerator:
Net loss attributable to common stock	$(2,541,176)	$(2,649,461)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	139,207,361	106,816,011
Denominator for diluted earnings per share-
Weighted average shares outstanding	139,207,361	106,816,011

Basic earnings per share	$(0.02)	$(0.02)
Diluted earnings per share	$(0.02)	$(0.02)

NOTE 3 - PREPAID EXPENSES

Prepaid expenses generally is compromised of marketing and sales commissions paid to sales agents for the 1 year prepaid subscriptions related to the Company's online back-up services. The prepaid marketing expense is being amortized over the term of the respective subscription sold in accordance with GAAP whereby incremental direct costs are recognized in earnings in the same pattern as revenue is recognized. During the years ended March 31, 2010 and 2009, amortization of prepaid expenses amounted to $18,315 and $70,166, respectively and was recorded as sales, general and administrative expense in the accompanying statement of operations. On March 31, 2010 and December 31, 2009, prepaid expenses amounted to $26,671 and $17,487, respectively

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		March 31,	December 31,
	Estimated life	2010	2009
Computer and office equipment	3 to 5 years	$832,461	$2,710,979
Leasehold improvements	5 years	202,298	202,298
		1,034,759	2,913,277
Less: Accumulated depreciation		(552,747)	(2,384,638)
		$482,012	$528,639

During the three-month period ended March 31, 2010, the Company wrote-off $1,907,351 of fully depreciated computer equipment. Depreciation expense amounted to $75,460 and $234,737 during the three-month periods ended March 31, 2010 and 2009, respectively.

NOTE 5 - OTHER ASSETS

Other assets generally consists of deferred financing costs related to the issuance of convertible promissory notes and is amortized on the terms of such notes. Amortization of other assets- deferred financing costs amounted to $45,175 and $20,000 during the three-months ended March 31, 2010 and 2009, respectively and is included in interest expense.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES-CURRENT

Convertible promissory notes consist of the following as of:

	March 31,	December 31,
	2010	2009
8% Convertible promissory notes, bearing interest at 8% per annum, maturing between August 2009 and
February 2010. Interest payable commencing the quarter ended December 31, 2007, payable within thirty (30) days of the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at ninety percent (90%) of the average closing price for the common stock for the five (5) trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at an effective conversion rate ranging from $0.12 to $0.25
	$3,374,000	$3,373,000
Less: unamortized discount	(78,150)	(96,865)
Convertible promissory notes- short-term	$3,295,850	$3,276,135

During the three-month period ended March 31, 2009, the Company classified $50,000 8% convertible promissory notes from long-term to short-term, along with the debt discount of $21,477.

During the three-month period ended March 31, 2010, the Company modified certain 8% convertible promissory notes agreements with principals aggregating $333,000, repricing the conversion rate from $0.16 to $0.12 per share and the warrant exercise price from $0.20 to $0.16. As a result of these modifications, the Company recognize a $42,499 increase in additional paid-in capital and an increase in interest expense. In connection with these modifications, the Company issued 416,666 shares of common stock at a fair value of $79,167.

During the three-month period ended March 31, 2010, the Company classified $96,000 8% convertible promissory note from long-term to short-term along with the debt discount of $24,846.

During the three-month period ended March 31, 2010, the Company issued 709,161 shares of common stock in connection with the conversion of 8% convertible promissory notes with an aggregate principal of $105,000 and accrued interest of $8,595. The fair value of such shares issued amounted to $113,595, or $0.16 per share.

During the three-month period ended March 31, 2010, the Company reclassified 62,500 shares of common stock with a fair value of $10,000 as an 8% convertible promissory note with a principal of $10,000.

	March 31,	December 31,
	2010	2009
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
	$456,000	$581,000
Less: unamortized discount	(-)	(-)
Convertible promissory notes- short-term	$456,000	$581,000

During the three-month period ended March 31, 2009, the Company issued 375,000 shares of common stock in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $60,000. The fair value of such shares issued amounted to approximately $60,000, or an average of $0.16.

During the three-month period ended March 31, 2010, the Company issued 725,000 shares of common stock in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $125,000. The fair value of such shares issued amount to $125,000, or an average of $0.17 per share.

At March 31, 2010
Principal- 8% convertible promissory notes past due	$2,550,000
Principal- 10% convertible promissory notes past due	$456,000

In accordance with FASB ASC 740 Debt- Debt with Conversion Options, the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the three-month periods ended March 31, 2010 and 2009, respectively, the beneficial conversion feature amounted to $86,250 and $0. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

Total amortization of debt discounts for the convertible promissory notes - current amounted to $129,811 and $36,125 for the three-month periods ended March 31, 2010 and 2009, respectively, and is included in interest expense.

NOTE 7 – NOTES PAYABLE

During the three-month period ended March 31, 2010, the Company issued $220,000 notes payable that are due between March 31 and May 15, 2010. In connection with these notes payable, the Company issued 230,000 shares of common stock that have a fair value of $47,600, which was allocated to interest expense. During April and May 2010, the Company repaid these notes.

NOTE 8 - DERIVATIVE LIABILITIES

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

The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $200,207 and an increase of $143,503 during the three-month periods ended March 31, 2010 and 2009, respectively. The decrease in fair value of the derivative liabilities has been recognized as other income/expense.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES - LONG TERM

Convertible promissory notes consist of the following as of:

	March 31,	December 31,
	2010	2009
8% Convertible promissory notes, bearing interest at 8% per annum, maturing between February 2010 and December 2010. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at an effective conversion rate of $0.16.	$-	$96,000
Less: unamortized discount	(-)	(24,846)
Convertible promissory notes- long-term	$-	$71,154

During the three-month period ended March 31, 2009, the Company issued $200,000 of 8% convertible promissory notes. In connection with the issuance of these convertible promissory notes, upon maturity or conversion, the Company shall issue 5,018,750 warrants at an exercise price of $0.20. The warrants expire two years from the date of grant.  The Company recognized a debt discount of $781,750 in connection of the issuance of 8% convertible promissory notes. In connection with this issuance, the Company paid commissions of $90,000 and issued five year warrants to purchase 602,250 shares of common stock at an exercise price of $0.20. These warrants were valued using utilizing the Black-Scholes options pricing model at an average of $0.17 or $102,168 and was recorded as an increase in additional-paid in capital and an increase in other assets.

During the three-month period ended March 31, 2009, the Company classified $50,000 8% convertible promissory notes from long-term to short-term, along with the debt discount of $21,477.

During the three-month period ended March 31, 2010, the Company classified $96,000 8% convertible promissory note from long-term to short-term along with the debt discount of $24,846.

	March 31,	December 31,
	2010	2009
10% Convertible promissory notes, bearing interest at 10% per annum, maturing between October 2010 and January 2011. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a effective conversion rate of $0.16	$-	$-
Less: unamortized discount	(-)	(-)
Convertible promissory notes- long-term	$-	$-

In accordance with FASB ASC 740 Debt- Debt with Conversion Options, the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the three-month periods ended March 31, 2010 and 2009, respectively, the beneficial conversion feature amounted to $0 and $781,750. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

Total amortization of debt discounts for the convertible promissory notes – long term amounted to $0 and $63,182 during the three-month periods ended March 31, 2010 and 2009, respectively, and is included in interest expense.

NOTE 10 - STOCKHOLDERS' DEFICIT

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

The issuance of common stock during the three-month period ended March 31, 2009 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued interest payment for 8% and 10% convertible promissory notes	489,896	$77,434	$0.16
Services performed –Investor Relations	500,000	111,500	0.22 - 0.24
Conversion of 10% convertible promissory notes	375,000	60,000	0.16
Private placement, net of finder’s fee of $12,500	1,875,000	287,500	0.16
	3,239,896	$536,434

The issuance of common stock during the three-month period ended March 31, 2010 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued Interest Payment for 8% and 10% convertible promissory notes	619,600	$68,637	$0.11
Services performed- Investor relations	400,000	66,000	0.165
Services performed- Legal expense	175,398	28,941	0.165
Services performed- Project management expense	66,406	13,944	0.21
Exercised stock options	100,000	1,000	0.01
Conversion of 8% convertible promissory notes	709,161	113,466	0.16
Conversion of 10% convertible promissory notes	725,000	125,000	0.17
Private placement, net of finder’s fee of $31,750	7,253,473	835,225	0.10 – 0.18
Debt settlement agreement	100,000	20,000	0.20
Convertible note repricing	416,666	79,167	0.19
Interest associated with issuance of notes payable	230,000	47,600	0.205 – 0.22
Reclassification to 8% convertible promissory note - short-term	(62,500)	(10,000)	0.16
	10,733,204	$1,388,980

NOTE 11 - STOCK OPTIONS AND WARRANTS

Warrants

During the three-month period ended March 31, 2009, in connection with a general business and marketing advisory agreement, the Company issued warrants to purchase 993,528 shares of Common Stock at price of $0.20 per share during 2009. The Company valued these warrants utilizing the Black-Scholes options pricing model at $0.06 per share or $59,612 and was recorded as an increase in additional-paid in capital and an increase in stock-based consulting expense.

During the three-month period ended March 31, 2009, in connection with the private placements the Company issued warrants to purchase 1,875,000 shares of common stock at an exercise price of $0.20 per share. The warrants expire three years from the date of grant.

During the three-month period ended March 31, 2009, in connection with the issuance of 8% convertible promissory notes, the Company issued warrants to purchase 5,018,750 shares of common stock at an exercise price of $0.20 per share. The warrants expire two years from the date of grant. In addition, the Company issued warrants to purchase 602,250 shares of common stock at an exercise price of $0.20 as finder’s fees. The warrants expire five years from the date of grant.  These warrants were valued using utilizing the Black-Scholes options pricing model at an average of $0.17 or $102,168 and was recorded as an increase in additional-paid in capital and an increase in other assets.

During the three-month period ended March 31, 2010, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $0.20 per shares. The warrants expire three years from the date of grant. The Company valued the warrants at $12,160 using the Black-Scholes option pricing model, increasing additional paid-in capital, and increase to interest expense.

During the three-month period ended March 31, 2010, in connection with the modifications to certain 8% convertible promissory notes, the Company also repriced 1,335,222 warrants from an exercise price of $0.20 to $0.16. As a result of this modification, the Company recognized $15,585 as an increase in additional paid-in capital and an increase in interest expense.

During the three-month period ended March 31, 2010, the Company extended the maturity dates of 1,953,528 warrants for a certain investor for an additional five years from the original maturity dates. As a result of the extension, the Company recognized an expense of $216,467 as an increase in additional paid-in capital and an increase in consulting expense.

During the three-month period ended March 31, 2010, in connection with the private placements the Company issued warrants to purchase 6,920,140 shares of common stock at an exercise price range of $0.12 to $0.20 per share. The warrants expire three years from the date of grant.

During the three-month period ended March 31, 2010, in connection with the conversion of 8% convertible promissory notes issued warrants to purchase 709,161 shares of common stock at an exercise price range of $0.20 per share. The warrants expire in 2012. Of these warrants, 52,911 warrants were issued for accrued interest, were valued at $4,363 using the Black-Scholes option pricing model.

During the three-month period ended March 31, 2010, the Company issued warrants to purchase 500,000 shares of common stock to a consultant. The warrants have an exercise price of $0.12 and expire between three years from grant. The warrants were valued at $57,100 utilizing the Black-Scholes options pricing model and was recorded as an increase in additional-paid in capital and an increase in consulting fees.

The fair value of the warrants granted during the three-month period ended March 31, 2010 and 2009 is based on the Black Scholes Model using the following assumptions:

	March 31, 2010	March 31, 2009
Exercise price:	$0.12 - $0.20	$0.20 - $0.40
Market price at date of grant:	$0.174 $0.225	$0.10 - $0.37
Expected volatility:	74.52% - 75.12%	69% - 110%
Term:	2 – 3 years	3 – 5 years
Risk-free interest rate:	0.595% - 1.38%	0.96% - 2.72%

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

In February 2009, the Company entered into a 1 year marketing agreement with Cydcor Inc. whereby Cydcor will market the Company's services and perform marketing campaigns as it may determine from time to time. Cydcor will be paid on a commission basis on all customer orders that has an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month. In addition, the Company granted 250,000 three-year stock options to purchase common stock to Cydcor at an exercise price of $0.20. The Company valued these options utilizing the Black-Scholes options pricing model at $0.09 per share or $22,500 and recorded marketing expense for the three-month period ended March 31, 2009.

In February 2009, the Company issued in aggregate 700,000 five-year stock options to purchase common stock for legal services with a vesting period of 12 months at an exercise price of $0.20. The Company valued these options utilizing the Black-Scholes options pricing model at $0.19 per share or $133,000. For the three-month period ended March 31, 2009, total stock-based legal expense charged to operations amounted to $11,083. At March 31, 2009, there was $121,917 of total unrecognized legal expense related to non-vested option-based compensation arrangements.

For the three-month period ended March 31, 2009, the Company granted 2,630,000 five-year stock options to purchase common stock to employees at exercise prices ranging from $0.18 to $0.19 per share. For the three-month period ended March 31, 2009, total stock-based compensation charged to operations for option-based arrangements amounted to $379,924. At March 31, 2009, there was $377,788 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Qualified Stock Option Plan and Non Qualified Stock Option Plan.

In March 2010, the Company issued in aggregate 671,428 five-year stock options to purchase common stock for legal services that vest immediately at an exercise price of $0.01. The Company valued these options utilizing the Black-Scholes options pricing model at $0.22 per share or $146,438. For the three-month period ended March 31, 2010, total stock-based legal and consulting expense charged to operations amounted to $168,605 and $8,867, respectively. At March 31, 2010, there was no unrecognized legal and consulting expense related to non-vested option-based compensation arrangements.

During the three-month period ended March 31, 2010, the Company modified the exercise price of certain options aggregating 15,825,342 to $0.18 exercise price. As a result of the modification, the Company recognized an expense of $239,821 as an increase in additional paid-in capital and an increase in selling, general & administrative expense.

For the three-month period ended March 31, 2010, the Company granted 2,956,252 five-year stock options to purchase common stock to employees at exercise prices ranging from $0.16 to $0.21 per share. For the three-month period ended March 31, 2010, total stock-based compensation charged to operations for option-based arrangements amounted to $362,834. At March 31, 2009, there was $668,303 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Qualified Stock Option Plan and Non Qualified Stock Option Plan.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	March 31, 2010	March 31, 2009
Exercise Price	$0.01 - $ 0.20	$0.18- $ 0.20
Market price at date of grant	$0.16 - $ 0.225	$0.19 -$ 0.24
Expected volatility	78.2% - 100.4%	75% - 111%
Risk-free interest rate	1.39% - 2.47%	1.40% - 1.88%

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

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during the three-month periods ended March 31, 2010 and 2009 amounting $10,100 and $7,500, respectively. The rental property was used for temporary employee housing during such periods.

NOTE 14 - ACCRUED PAYROLL TAXES

As of March 31, 2010, the Company recorded a liability related to unpaid payroll taxes for the period from May 16, 2008 to March 31, 2010 for $2,278,048, of which, $368,000 is relates to accrued interest and penalty.

NOTE 15 - SEGMENTS

During the three-months ended March 31, 2010 and 2009, the Company operated in one business segment. The percentages of sales by geographic region for the three-month periods ended March 31, 2010 and 2009 were approximately:

	2010	2009
United States	11%	19%
Europe	89%	81%

NOTE 16 - SUBSEQUENT EVENTS

At May 24, 2010, the date the financial statements were issued, the following items were considered significant subsequent events.

During April and May 2010, an employee exercised 536,752 options with a fair value of $5,368, or $0.01 per share.

During April 2010, the Company issued 948,697 shares of common stock in connection with the conversion of various 8% convertible promissory notes with principals aggregating $109,000 and accrued interest of $9,112. The fair value of such shares issued amounted to $118,112, or $0.12 per share. In connection with the conversion, the Company also granted warrants to purchase 948,697 shares of common stock, of these warrants, 73,698 were for accrued interest.

During April 2010, the Company issued notes payable of $270,000. During April and May 2010, $220,000 of the notes payable outstanding had been paid back. In connection with a $250,000 note payable, the Company issued 250,000 shares of common stock valued at $50,000 that was booked as interest expense.

During April 2010, the Company issued 94,271 shares of common stock for consulting services rendered valued at $18,354.

During April 2010, the Company issued 353,344 shares of common stock for in connection with the payment of accrued interest of the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to $64,633 or $0.18 per share.

During April and May 2010, the Company issued 3,066,667 shares of common stock pursuant to a private placement which generated gross proceeds of $406,000.

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

We are also spending significant time with our new partner Cydcor, which has over 3,000 door to door sales people starting to sell our small to medium business (“SMB”) products. In February 2009, we entered into a 1 year marketing agreement with Cydcor Inc. whereby Cydcor will market our services and perform marketing campaigns as it may determine from time to time. Cydcor will be paid in a commission basis on all customer orders that has an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month.

In 2009 Spare formed its Enterprise division, as we have successfully launched our product with Sony Corp.

During 2009, we introduced our new advertising division, which has the ability to sell or cross market products to our data base of clients. We can partner with our exiting clients and or solicit new customers to cross market products based on the end users behavior.

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $102 million from cash and non-cash activity since inception through March 31, 2010. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business.  While we have secured a line of credit of $7 million, this line of credit has not been funded yet.  Until the line of credit is funded, or alternative financing is secured, it will be difficult for the Company to meets its current financial obligations.

The management team built our business along three areas of focus during the first several months of this year.  Firstly, we are in the process of completing a financing plan for both short term needs through a $1 million line of credit, which will close in June 2010 and we secured a $7 million lending facility for longer term funding ease, collateralized with restricted shares, during the first three-month ended March 31, 2010. Secondly, we have enhanced our flagship software collaboratively with Car Phone Wharehouse.  This enhancement incorporates inputs from user groups that simplify software installation and deployment.   This has been developed with Car Phone Wharehouse in conjunction with their user groups, and will serve as a licensing platform for other distributor relationships.  Thirdly, we have validated the scalability of our software in both backup and access to cloud computing capability by deploying our software with additional distributors.

Financing:

The credit line we have announced we have yet to draw down, but we expect to do so within the upcoming weeks.  We have negotiated down our liabilities and have settled numerous lawsuits in favorably.  We have notified the IRS on our tax issue and have scheduled a payment at the end of July.  We estimate our interest rate and penalties will amount to less than 3% of the total balance owed.   The financing we have announced will enable the company to eliminate its debt, and furnish the company with the necessary working capital to carry the company until it  is cash flow positive.   The current financing environment has been challenging but we are encouraged to have the current plans in place so we can focus on growing the business and executing on our business model.

Second Generation Software:

We have currently completed the enhancement of software.  It has successfully been deployed at  “My Hub” for Car Phone Warehouse.  This has been possible through feedback from the initial user base, as well, comments from focus groups.  We completely redesigned the user experience.  We have established a simple sign up process that automatically downloads to both the mobile client through an “sms” message, as well, backs up onto the client’s computer.   We are marketing this new software with an upfront one-year subscription fee.   This will accelerate the company’s path to cash flow growth, and is easily deployed by the sales person at the retail point of purchase.

Even though the company has worked to complete the development of its second generation software, it has also succeeded in making significant progress in reducing costs.  The company anticipates that it will see the benefits of our R&D outsourcing throughout the remainder of the year.  We will see savings in our Research and Development in the third quarter.   As our products gain market acceptance and our roll-outs continue with our current and future partners we anticipate significant improvement in both revenues and profitability.  We have placed a great deal of emphasis on our mobile platforms, and specifically mobile phones, as we have completed the deployment of our software so that it is compatible for all phones varities.

New business relationships:

We have completed the transition of doing business with its new partners, and should start seeing improvements in the 3rd quarter.  We replaced DSGi with Comet stores and the Car Phone Warehouse group, which includes Best Buy Europe, and their affiliates throughout Europe.

The company is continuing to expand its current distribution partners, with scheduled launches at the end of the second quarter with Wire Fly/Simplicity, and Comet.  We believe that our technology is already proven with our box sales product at retail.  It is still too early to tell if our cloud offerings are going to be successful, however, we believe very strongly in its potential. Our revenue sharing with the distributors as well as the additional marketing opportunities they will be able to mine makes a compelling opportunity for the computer and cell phone distributor to not only expand their recurring revenue, but also generate additional marketing opportunities.

Results of Operations

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2010	2009	in $ 2010	in % 2010
			vs 2009	vs 2009

Net Revenues	$546,242	$455,589	$90,653	19.9%

Operating expenses:
Research and development	511,085	241,785	269,300	111.4%
Selling, general and administrative	2,205,525	2,815,897	(610,372)	-21.7%
Total operating expenses	2,716,610	3,057,682	(341,072)	-11.2%

Operating loss	(2,170,368)	(2,602,093)	431,725	-16.6%

Other income (expense):
Change in fair value of derivative liabilities	(200,207)	(143,503)	(56,704)	39.5%
Gain from debt settlement	295,727	297,799	(2,072)	-0.7%
Interest expense	(466,328)	(201,664)	(264,664)	131.2%
Total other income (expense)	(370,808)	(47,368)	(323,440)	682.8%

Net loss	(2,541,176)	(2,649,461)	108,285	-4.1%

NM: Not Meaningful

Revenues

Our net revenues primarily consist of subscription fees charged for online back-up services. Our net revenues increased during the three-month period ended March 31, 2010, when compared to the comparable period in 2009, due to an increase in the base over which deferred revenue is amortized. The deferred revenue is resulted from our previous partnership with DSG International. During the end of fiscal 2009, we mutually ended our agreement with DSG International, and therefore expect the amount of revenue recognized from the amortization of deferred revenue to decline over fiscal year 2010.

Research and Development

Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Our research and development expenses for the three-month period ended March 31, 2010 include costs associated with continued development of user interfaces and additional products, including version 6.0 of Spare-Backup, a family pack, and our SMB (small to medium business) products Spare’s cloud or Spare Room, Spare Mobile, Spare Synchronization and Spare Diagnostics, and reflected increased research and development efforts to successfully meet various deadlines set by our OEM partners. The increase in our research and development expenses when compared to the comparable period in 2009 is primarily attributable to an increased in compensation of our employees for research and development of our products. Subject to the availability of sufficient working capital, we anticipate that we will continue to incur research and development expenses in future periods as a result of the addition of new features, the launch of new versions of our products and the expansion of our engineering staff, however we are not able at this time to quantify the amount of such expenditures. In some cases as we develop or co-develop additional services and products, we may from time to time get our partners to contribute funding for some of these projects.

Selling, General, and Administrative Expenses

The decrease in selling, general and administrative expenses in the three-month period ended March 31, 2010, as compared to the comparable period in 2009 of $610,372 or 21.7% is primarily due to the general decrease in substantially all expenses, including advertising and sales and marketing, technology services, employee related expenses, option expenses and professional and consulting services, due to management’s initiative to cut costs implemented in 2010.

Other Expenses

Our total other expenses, net for the three-month period ended March 31, 2010 increased $323,440, or approximately 682.8% from the same period in fiscal 2009. The increase in total other expenses from 2010 to 2009 were primarily attributable to the following:

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

Change in fair value of derivative liabilities and derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase of approximately $200,000 and $144,000 for the three-month period ended March 31, 2010 and 2009, respectively has been recognized as other income/expense in those periods.

Historically we have been at a disadvantage in negotiating the terms of financing transactions which have resulted in the recognition of these derivative liabilities. We have reassessed at March 31, 2010, the number of authorized but unissued shares and taking into consideration the floorless feature in connection with the redemption provision on the 10% and 8% convertible promissory notes and have concluded that a derivative liability of approximately $447,000 is necessary.

Gain from Debt Settlement

During 2010, we settled numerous court cases and disputes with vendors. As a result, we recognized a total gain from debt settlement of approximately $296,000, representing a decrease of approximately $2,000, or 0.7% from 2009.

Interest Expense

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The increase in interest expense during the three-month period ended March 31, 2010 when compared to the comparable 2009 period of approximately $265,000, or 131.2% is primarily attributable to the issuance of 200,000 shares of common stock issued at the issuance of note payable valued at $41,000 and approximately $142,000 recognized in connection with the modification of certain 8% convertible promissory notes that occurred in 2010 only.

Liquidity and Capital Resources

At March 31, 2010, our cash overdraft amounted to approximately $59,000 and our working deficit amounted to approximately $9,350,000 as compared with cash overdraft of approximately $43,000 and a working deficit of approximately $9,414,000 at December 31, 2009.

During the three-month period ended March 31, 2010, we used cash of approximately $1,043,000 in our operating activities. Our cash used in operating activities was comprised of our net loss of approximately $2,541,000 adjusted for the following:

•	Fair value of options and warrants issued to employees of approximately $363,000;
•	Depreciation of property and equipment, amortization of debt discount, amortization of prepaid expenses and amortization deferred financing costs of approximately $269,000;
•	Change in the fair value of derivative liabilities of approximately $200,000;
•	Fair value of options and warrants issued to consultants of approximately $235,000;
•	Fair value of option and warrant modifications of approximately $456,000;
•	Fair value of common stock issued in connection with services rendered of approximately $109,000; offset by the
•	Gain from debt settlement of approximately $296,000

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $287,000, resulting from an increase of unpaid payroll taxes; offset by the
•	Decrease in deferred revenue of approximately $433,000, resulting from the mutual release of our agreement with DSG International.

During the three-month period ended March 31, 2010, we incurred capital expenditures of approximately $29,000. Such capital expenditures were primarily made to provide more servers to support our back-up services.

During the three-month period ended March 31, 2010, we generated cash from financing activities of approximately $1,072,000, which primarily consisted of the proceeds from notes payable of $220,000, the net issuance of common stock of approximately $835,000, proceeds from the exercise of stock options of $1,000 and cash overdraft of approximately $16,000.

During the three-month period ended March 31, 2009, we used cash of approximately $945,000 in our operating activities. Our cash used in operating activities was comprised of our net loss of approximately $2,649,000 adjusted for the following:

•	Fair value of options and warrants issued to employees of approximately $380,000;
•	Depreciation of property and equipment, amortization of debt discount, amortization of prepaid expenses and amortization deferred financing costs of approximately $424,000;
•	Change in the fair value of derivative liabilities of approximately $144,000;
•	Fair value of common stock issued in connection with services rendered of approximately $112,000; offset by the
•	Gain from debt settlement of approximately $298,000

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in deferred revenue of approximately $549,000, resulting from an increased number of consumers successfully prepaying for online backup services;
•	Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $423,000, resulting from an increase in expenditures; offset by the
•
Increase in prepaid expenses and other current assets of approximately $297,000, resulting from an increase in the prepaid commissions and marketing fees associated with our DSG International agreement.

During the three-month period ended March 31, 2009, we incurred capital expenditures of approximately $203,000. Such capital expenditures were primarily made to provide more servers to support our back-up services.

During the three-month period ended March 31, 2009, we generated cash from financing activities of approximately $1,129,000, which primarily consisted of the proceeds from convertible promissory notes of $803,000, the net issuance of common stock of approximately $288,000 and cash overdraft of approximately $129,000, offset by the payment of deferred financing costs of approximately $90,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Raising Transactions

During the three-month period ended March 31, 2010, we issued in aggregate 7,253,473 common shares pursuant to a private placement which generated gross proceeds of approximately $866,975. In connection with this private placement, we issued 6,920,140 warrants exercisable at a price range of $0.12 to $0.20 per share. The warrants expire three years from the date of grant. We paid finder's fee of $31,750.

During April and May 2010, the Company issued 3,066,667 shares of common stock pursuant to a private placement which generated gross proceeds of $406,000.

Going Concern

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $102 million from cash and non-cash activity since inception through March 31, 2010. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we can offer no assurances that we will be successful in raising working capital as needed particularly in the current economic climate. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

Item 4T.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We do not maintain proper “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this report, our President who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is not accumulated and communicated to our management, including our President to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

No significant updates.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2010, we issued 619,600 shares of common stock to 16 accredited investors in connection with the payment of accrued interest of the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to $68,637 or $0.11per share.  This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D of that Act.

During the three-month period ended March 31, 2010, we issued 641,804 shares of common stock to three vendors in connection with services performed of $108,886. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

During the three-month period ended March 31, 2010, we  issued in aggregate 7,253,473 common shares to 24 accredited investors pursuant to a private placement which generated gross proceeds of approximately $866,975. In connection with this private placement, the Company issued 6,920,140 warrants exercisable at a price range of $0.12 to $0.20 per share. The warrants expire three years from the date of grant. The Company paid finder's fee of $31,750. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D, Rule 506 and Section 4(2) of that act.

During the three-month period ended March 31, 2010, we issued 100,000 shares of common stock in connection with a debt settlement agreement with a vendor, valued at $20,000. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

During the three-month period ended March 31, 2010, we issued 416,666 shares of common stock to three accredited investors  in connection with our 8% convertible promissory notes repricing valued at $79,167. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D of that Act.

During the three-month period ended March 31, 2010, we issued 230,000 shares of common stock to 16 accredited investors as interest associated with the issuance of notes payable valued at $47,600. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D of that Act.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

Item 6.    Exhibits

4.13	Spare Backup, Inc. Confidential Private Offering Memorandum, dated January 1, 2009

4.14	Spare Backup Inc., Private Placement Memorandum, dated May 7, 2009

4.15	Spare Backup, Inc. Confidential Private Offering Memorandum, dated August 4, 2009

4.16	Spare Backup Inc., Private Placement Memorandum, dated September 15, 2009

4.17	Spare Backup, Inc. Confidential Private Offering Memorandum, dated September 30, 2009

4.18	Spare Backup, Inc. Confidential Private Offering Memorandum, dated December 16, 2009

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARE BACK UP, INC.

Dated: May 24, 2010	By:	/s/ Cery B. Perle
Cery B. Perle President, Chief Executive Officer and Director and Principal Financial and Accounting Officer