Form 10-Q
period 2010-06-30
SPARE BACKUP, INC.
filed 2010-08-23
CIK 1103577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

 Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 169,055,970 shares of common stock are issued and outstanding as of August 23, 2010.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Spare Backup,” the Company”, “ we”, “our”, and “us” refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiary. The information which appears on our web site is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, including approximately $2.6 million of accrued payroll taxes and approximately $3,006,000 of past due notes, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2009 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

SPARE BACKUP, INC.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(1)
Current Assets:
Accounts receivable	-	51,371
Prepaid expenses	24,386	17,487
Total current assets	24,386	68,858

Property and equipment, net of accumulated depreciation of $629,263 and $2,384,638 at
June 30, 2010 and December 31, 2009, respectively	424,395	528,639

Other assets	82,202	161,104
Total assets	$530,983	$758,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,534,875	$2,546,236
Overdraft liability	19,794	43,489
Accrued payroll taxes	2,614,913	2,027,378
8% convertible promissory notes, net of debt discount
of $26,777 and $96,865 at June 30, 2010 and December 31, 2009, respectively	3,203,223	3,276,135
10% convertible promissory notes, net of debt discount
of $0 and $0 at June 30, 2010 and December 31, 2009, respectively	456,000	581,000
Accrued interest on convertible promissory notes	130,021	125,829
Notes payable	695,000	-
Derivative liabilities	257,130	246,973
Deferred revenue	8,153	621,127
Due to stockholder	15,000	15,000
Total current liabilities	9,934,109	9,483,167

8% convertible promissory notes, net of debt discount
of $0 and $24,846 at June 30, 2010 and December 31, 2009, respectively	-	71,154
Total liabilities	9,934,109	9,554,321

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
50,000 issued and outstanding	50	50
Common stock; $.001 par value; 300,000,000 shares authorized;
162,572,358 and 134,036,062 issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	162,572	134,036
Additional paid-in capital	96,239,920	90,886,623
Accumulated deficit	(105,805,668)	(99,816,429)

Total stockholders’ deficit	(9,403,126)	(8,795,720)

Total liabilities and stockholders’ deficit	$530,983	$758,601

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$227,351	$631,749	$773,593	$1,087,338

Operating expenses:
Research and development	989,087	284,710	1,500,172	526,495
Selling, general and administrative	2,348,549	2,231,575	4,554,074	5,047,472
Total operating expenses	3,337,636	2,516,285	6,054,246	5,573,967

Operating loss	(3,110,285)	(1,884,536)	(5,280,653)	(4,486,629)

Other income (expense):
Change in fair value of derivative liabilities	117,588	161,228	(82,619)	17,725
Gain from debt settlements	-	-	295,727	297,799
Interest expense	(455,366)	(398,287)	(921,694)	(599,951)
Total other income (expense)	(337,778)	(237,059)	(708,586)	(284,427)

Net loss	$(3,448,063)	$(2,121,595)	$(5,989,239)	$(4,771,056)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Basic and diluted weighted average common
shares outstanding	153,895,574	111,481,835	146,689,129	109,161,814

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,989,239)	$(4,771,056)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative liabilities	82,619	(17,725)
Fair value of options and warrants issued to employees	533,341	543,998
Fair value of options and warrants issued to consultants	234,572	126,444
Fair value of option and warrant modifications	721,464	-
Fair value of warrants issued to convertible promissory note holder	12,160	-
Fair value of warrants issued for accrued interest	11,568	2,695
Fair value of common stock issued in connection with service rendered	618,365	225,800
Fair value of common stock issued in connection with convertible
promissory notes modifications	79,167	-
Fair value of convertible promissory notes modifications	125,128	-
Fair value of common stock issued in connection with note payable issuance	184,200	-
Fair value of common stock issued in connection with debt settlement	20,000	-
Fair value of common stock issued in connection with the conversion
of convertible promissory notes	(328)	-
Depreciation	151,976	467,131
Amortization of debt discount	247,996	331,498
Amortization of prepaid expenses	20,601	233,221
Amortization of deferred financing costs	81,964	88,147
Gain from debt settlement	(295,727)	(297,799)
Changes in operating assets and liabilities:
Accounts receivable	51,371	(452,764)
Prepaid expense and other current assets	(30,562)	(696,719)
Accounts payable, accrued expense and accrued payroll taxes	871,901	657,287
Deferred revenues	(612,974)	1,261,964
Accrued interest on convertible promissory notes	157,663	177,409

Net cash used in operating activities	(2,722,774)	(2,120,469)

Cash flows used in investing activities:
Capital expenditures	(47,732)	(219,016)

Net cash used in investing activities	(47,732)	(219,016)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	-	1,383,000
Proceeds from issuance of notes payable	1,100,000	-
Repayment of notes payable	(405,000)
Net proceeds from issuance of common stock for cash	1,547,475	914,000
Cash overdraft	(23,695)	175,883
Proceeds from exercise of stock options	6,368	-
Proceeds from exercise of warrants	545,358	-
Payment of deferred financing costs	-	(125,351)

Net cash provided by financing activities	2,770,506	2,347,532

Net increase in cash	-	8,047

Cash, beginning of period	-	18,946

Cash, end of period	$-	$26,993

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Write off of fully depreciated propery and equipment	$1,907,351	$-
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and
corresponding debt discount	$153,062	$1,361,750
Conversion of convertible promissory notes and accrued interest
into shares of common stock	$383,873	$216,520
Fair value of shares of common stock issued for payment of
accrued interest	$133,270	$148,719

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

The balance sheet presented as of June 30, 2010 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed on April 15, 2010.  The results of operations for the six-month period ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $6 million during the six-month period ended June 30, 2010. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the six-month period ended June 30, 2010, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable were due from two customers, both of which are located in the United Kingdom. One of the Company’s customers accounted for 98% of its accounts receivables at December 31, 2009.   There are no accounts receivables at June 30, 2010.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2010 and December 31, 2009, management has determined that an allowance is not necessary.

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

The Company has collected annual fees related to online back-up services. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of June 30, 2010 and December 31, 2009 amounted to $8,153 and $621,127, respectively, and will be recognized as revenue over the respective subscription period.

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

Customer Concentration

One of the Company's customers accounted for approximately 85% of its revenues during the six-month period ending June 30, 2010. One of the Company’s customers accounted for 87% of the Company’s revenue during the six-month period ending June 30, 2009.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2010 and December 31, 2009, with the exception of its convertible promissory notes.  The carrying amount of the convertible promissory notes at June 30, 2010 and December 31 2009, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2010 and December 31, 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of June 30, 2010. Instead, such amounts are included in the statement of operations under the caption "Research and development".

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

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to convertible promissory notes amounted to 116,379,937 and 91,361,841 at June 30, 2010 and 2009, respectively. Accordingly, these common share equivalents at June 30, 2010 and 2009 are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the six-month periods ended June 30, 2010 and 2009:

	For the six-month periods ended
	June 30,
	2010	2009
Numerator:
Net loss attributable to common stock	$(5,989,239)	$(4,771,056)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	146,689,129	109,161,814
Denominator for diluted earnings per share-
Weighted average shares outstanding	146,689,129	109,161,814

Basic earnings per share	$(0.04)	$(0.04)
Diluted earnings per share	$(0.04)	$(0.04)

NOTE 3 - PREPAID EXPENSES

Prepaid expenses generally is compromised of marketing and sales commissions paid to sales agents for the 1 year prepaid subscriptions related to the Company's online back-up services. The prepaid marketing expense is being amortized over the term of the respective subscription sold in accordance with GAAP whereby incremental direct costs are recognized in earnings in the same pattern as revenue is recognized. During the six-month periods ended June 30, 2010 and 2009, amortization of prepaid expenses amounted to $20,601 and $233,221, respectively and was recorded as sales, general and administrative expense in the accompanying statement of operations. On June 30, 2010 and December 31, 2009, prepaid expenses amounted to $24,386 and $17,487, respectively

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		June 30,	December 31,
	Estimated life	2010	2009
Computer and office equipment	3 to 5 years	$851,360	$2,710,979
Leasehold improvements	5 years	202,298	202,298
		1,053,658	2,913,277
Less: Accumulated depreciation		(629,263)	(2,384,638)
		$424,395	$528,639

During the six-month period ended June 30, 2010, the Company wrote-off $1,907,351 of fully depreciated computer equipment. Depreciation expense amounted to $151,976 and $467,131 during the six-month periods ended June 30, 2010 and 2009, respectively.

NOTE 5 - OTHER ASSETS

Other assets generally consists of deferred financing costs related to the issuance of convertible promissory notes and is amortized on the terms of such notes. Amortization of other assets- deferred financing costs amounted to $81,964 and $88,147 during the six-months ended June 30, 2010 and 2009, respectively and is included in interest expense.

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
	$3,230,000	$3,373,000
Less: unamortized discount	(26,777)	(96,865)
Convertible promissory notes- short-term	$3,203,223	$3,276,135

During the six-month period ended June 30, 2009, the Company classified $100,000 8% convertible promissory notes from long-term to short-term, along with the debt discount of $31,960.

During the six-month period ended June 30, 2010, the Company modified certain 8% convertible promissory notes agreements with principals aggregating $333,000, repricing the conversion rate from $0.16 to $0.12 per share and the warrant exercise price from $0.20 to $0.16. As a result of these modifications, the Company recognized a $125,128 increase in additional paid-in capital and an increase in interest expense. In connection with these modifications, the Company issued 416,666 shares of common stock at a fair value of $79,167.

During the six-month period ended June 30, 2010, the Company classified $96,000 8% convertible promissory note from long-term to short-term along with the debt discount of $24,846.

During the six-month period ended June 30, 2010, the Company issued 1,828,457 shares of common stock in connection with the conversion of 8% convertible promissory notes with an aggregate principal of $239,000 and accrued interest of $20,201. The fair value of such shares issued amounted to $259,201, or $0.14 per share.

	June 30,	December 31,
	2010	2009
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

During the six-month period ended June 30, 2009, the Company issued 375,000 shares of common stock in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $60,000. The fair value of such shares issued amounted to approximately $60,000, or an average of $0.16.

During the six-month period ended June 30, 2009, the Company modified certain 10% convertible promissory notes agreements with principals aggregating $336,000, repricing the conversion rate from $0.30 to $0.16 and $0.12 per share and the warrant exercise price to $0.20.

During the six-month period ended June 30, 2010, the Company issued 725,000 shares of common stock in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $125,000. The fair value of such shares issued amount to $125,000, or an average of $0.17 per share.

At June 30, 2010
Principal- 8% convertible promissory notes past due	$2,550,000
Principal- 10% convertible promissory notes past due	$456,000

In accordance with FASB ASC 740 Debt- Debt with Conversion Options, the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the six-month periods ended June 30, 2010 and 2009, respectively, the beneficial conversion feature amounted to $153,062 and $0. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

Total amortization of debt discounts for the convertible promissory notes - current amounted to $247,996 and $71,173 for the six-month periods ended June 30, 2010 and 2009, respectively, and is included in interest expense.

NOTE 7 – NOTES PAYABLE

During the six-month period ended June 30, 2010, the Company issued $1,100,000 notes payable that are due over the next 6 months. In connection with these notes payable, the Company issued 980,000 shares of common stock that have a fair value of $184,200, which was allocated to interest expense. At June 30, 2010, the Company has repaid $405,000.

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

The variation in fair value of the derivative liabilities between measurement dates amounted to an increase of $82,619 and a decrease of $17,725 during the six-month periods ended June 30, 2010 and 2009, respectively. The decrease in fair value of the derivative liabilities has been recognized as other income/expense.

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

During the six-month period ended June 30, 2009, the Company issued $1,048,000 of 8% convertible promissory notes. In connection with the issuance of these convertible promissory notes, upon maturity or conversion, the Company shall issue 6,550,000 warrants at an exercise price of $0.20. The warrants expire two years from the date of grant.  The Company recognized a debt discount of $1,043,292 in connection of the issuance of 8% convertible promissory notes. In connection with this issuance, the Company paid commissions of $125,350 and issued five year warrants to purchase 774,750 shares of common stock at an exercise price of $0.20. These warrants were valued using utilizing the Black-Scholes options pricing model at an average of $0.16 or $124,338 and was recorded as an increase in additional-paid in capital and an increase in other assets.

During the six-month period ended June 30, 2009, the Company classified $100,000 8% convertible promissory notes from long-term to short-term, along with the debt discount of $31,960.

During the six-month period ended June 30, 2010, the Company classified $96,000 8% convertible promissory note from long-term to short-term along with the debt discount of $24,846.

	June 30,	December 31,
	2010	2009
10% Convertible promissory notes, bearing interest at 10% per annum, maturing between October 2010 and January 2011. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a effective conversion rate of $0.16	$-	$-
Less: unamortized discount	(-)	(-)
Convertible promissory notes- long-term	$-	$-

During the six-month period ended June 30, 2009, the Company issued $335,000 of 10% convertible promissory notes. In connection with the issuance of these convertible promissory notes, upon maturity or conversion, the Company shall issue 2,093,750 warrants at an exercise price of $0.20. The warrants expire two years from the date of grant.  The Company recognized a debt discount of $318,458 in connection of the issuance of 10% convertible promissory notes.

In accordance with FASB ASC 740 Debt- Debt with Conversion Options, the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the six-month periods ended June 30, 2010 and 2009, respectively, the beneficial conversion feature amounted to $0 and $1,361,750. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

Total amortization of debt discounts for the convertible promissory notes – long term amounted to $0 and $260,325 during the six-month periods ended June 30, 2010 and 2009, respectively, and is included in interest expense.

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

The issuance of common stock during the six-month period ended June 30, 2009 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued interest payment for 8% and 10% convertible promissory notes	844,020	$148,719	$0.17
Services performed- Investor Relations	600,000	134,000	0.22 - 0.24
Services performed- Legal	450,000	81,000	0.18
Services performed- Payroll	60,000	10,800	0.18
Conversion of 8% convertible promissory notes	978,254	156,520	0.15
Conversion of 10% convertible promissory notes	375,000	60,000	0.16
Private placement, net of finder’s fee of $82,000	6,225,000	914,000	0.16
	9,532,274	$1,505,039

The issuance of common stock during the six-month period ended June 30, 2010 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued Interest Payment for 8% and 10% convertible promissory notes	972,944	$133,270	$0.14
Services performed- Investor relations	2,450,000	393,500	0.159 - 0.165
Services performed- Legal expense	175,398	28,941	0.165
Services performed- Project management expense	110,677	22,799	0.20 - 0.21
Services performed- Business development	900,000	169,000	0.145 - 0.20
Services performed- Strategy consulting	25,000	4,125	0.165
Exercised stock options	636,752	6,368	0.01
Exercised warrants	5,453,595	545,358	0.10
Conversion of 8% convertible promissory notes	1,828,457	258,873	0.14
Conversion of 10% convertible promissory notes	725,000	125,000	0.17
Private placement, net of finder’s fee of $39,000	13,761,807	1,547,475	0.10 - 0.20
Debt settlement agreement	100,000	20,000	0.20
Convertible note repricing	416,666	79,167	0.19
Interest associated with issuance of notes payable	980,000	184,200	0.16 - 0.22
	28,536,296	$3,518,076

NOTE 11 - STOCK OPTIONS AND WARRANTS

Warrants

During the six-month period ended June 30, 2009, in connection with a general business and marketing advisory agreement, the Company issued warrants to purchase 993,528 shares of Common Stock at price of $0.20 per share during 2009. The Company valued these warrants utilizing the Black-Scholes options pricing model at $0.06 per share or $59,612 and was recorded as an increase in additional-paid in capital and an increase in stock-based consulting expense.

During the six-month period ended June 30, 2009, in connection with the private placements the Company issued warrants to purchase 6,225,000 shares of common stock at an exercise price of $0.20 per share. The warrants expire three years from the date of grant.  In addition, the Company issued warrants to purchase 106,250 shares of common stock at an exercise price of $0.20 as finder’s fees. The warrants expire three years from the date of grant.

During the six-month period ended June 30, 2009, in connection with the issuance of 8% convertible promissory notes, the Company issued warrants to purchase 6,550,000 shares of common stock at an exercise price of $0.20 per share. The warrants expire two years from the date of grant. In addition, the Company issued warrants to purchase 774,750 shares of common stock at an exercise price of $0.20 as finder’s fees. The warrants expire five years from the date of grant.  These warrants were valued using utilizing the Black-Scholes options pricing model at an average of $0.16 or $124,338 and was recorded as an increase in additional-paid in capital and an increase in other assets.

During the six-month period ended June 30, 2009, in connection with the issuance of 10% convertible promissory notes, the Company issued warrants to purchase 2,093,750 shares of common stock at an exercise price of $0.20 per share. The warrants expire two year from the date of grant.

During the six-month period ended June 30, 2009, in connection with the conversion of 8% convertible promissory notes issued warrants to purchase 40,754 shares of common stock at an exercise price range of $0.20 per share for accrued interest. The warrants expire in 2011. The warrants were valued at $2,695 using the Black-Scholes option pricing model.

During the six-month period ended June 30, 2010, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $0.20 per shares. The warrants expire three years from the date of grant. The Company valued the warrants at $12,160 using the Black-Scholes option pricing model, increasing additional paid-in capital, and increase to interest expense.

During the six-month period ended June 30, 2010, in connection with the modifications to certain 8% convertible promissory notes, the Company also repriced 1,335,222 warrants from an exercise price of $0.20 to $0.16. As a result of this modification, the Company recognized $15,585 as an increase in additional paid-in capital and an increase in interest expense.

During the six-month period ended June 30, 2010, the Company extended the maturity dates of 2,210,195 warrants for a certain investor for an additional five years from the original maturity dates. As a result of the extension, the Company recognized an expense of $235,944 as an increase in additional paid-in capital and an increase in consulting expense.

During the six-month period ended June 30, 2010, the Company repriced 5,453,595 warrants from an exercise price ranging from $0.20 to $1.00, to $0.10. As a result of this modification, the Company recognized $230,114 as an increase in additional paid-in capital and an increase in modification expense. As a result of this repricing, the warrant holders exercised their 5,453,595 warrants for common stock.

During the six-month period ended June 30, 2010, in connection with the private placements the Company issued warrants to purchase 11,136,807 shares of common stock at an exercise price range of $0.12 to $0.20 per share. The warrants expire three years from the date of grant.

During the six-month period ended June 30, 2010, in connection with the conversion of 8% convertible promissory notes issued warrants to purchase 1,828,457 shares of common stock at an exercise price range of $0.16 to $0.20 per share. The warrants expire in 2012. Of these warrants, 140,958 warrants were issued for accrued interest, were valued at $11,568 using the Black-Scholes option pricing model.

During the six-month period ended June 30, 2010, the Company issued warrants to purchase 500,000 shares of common stock to a consultant. The warrants have an exercise price of $0.12 and expire between three years from grant. The warrants were valued at $57,100 utilizing the Black-Scholes options pricing model and was recorded as an increase in additional-paid in capital and an increase in consulting fees.

The fair value of the warrants granted during the six-month period ended June 30, 2010 and 2009 is based on the Black Scholes Model using the following assumptions:

	June 30, 2010	June 30, 2009
Exercise price:	$0.10 - $0.32	$0.01 - $0.40
Market price at date of grant:	$0.145 $0.225	$0.10 - $0.21
Expected volatility:	64.25% - 168.64%	69% - 110%
Term:	2 – 9 years	3 – 5 years
Risk-free interest rate:	0.34% - 3.59%	0.75% - 2.72%

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

In February 2009, the Company entered into a 1 year marketing agreement with Cydcor Inc. whereby Cydcor will market the Company's services and perform marketing campaigns as it may determine from time to time. Cydcor will be paid on a commission basis on all customer orders that has an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month. In addition, the Company granted 250,000 three-year stock options to purchase common stock to Cydcor at an exercise price of $0.20. The Company valued these options utilizing the Black-Scholes options pricing model at $0.09 per share or $22,500 and recorded marketing expense for the six-month period ended June 30, 2009.

In February 2009, the Company issued in aggregate 700,000 five-year stock options to purchase common stock for legal services with a vesting period of 12 months at an exercise price of $0.20. The Company valued these options utilizing the Black-Scholes options pricing model at $0.19 per share or $133,000. For the six-month period ended June 30, 2009, total stock-based legal expense charged to operations amounted to $44,332. At June 30, 2009, there was $88,668 of total unrecognized legal expense related to non-vested option-based compensation arrangements.

For the six-month period ended June 30, 2009, the Company granted 3,725,000 five-year stock options to purchase common stock to employees at exercise prices ranging from $0.15 to $0.21 per share. For the six-month period ended June 30, 2009, total stock-based compensation charged to operations for option-based arrangements amounted to $543,998. At June 30, 2009, there was $349,481 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Qualified Stock Option Plan and Non Qualified Stock Option Plan.

In March 2010, the Company issued in aggregate 671,428 five-year stock options to purchase common stock for legal services that vest immediately at an exercise price of $0.01. The Company valued these options utilizing the Black-Scholes options pricing model at $0.22 per share or $146,438. For the six-month period ended June 30, 2010, total stock-based legal and consulting expense charged to operations amounted to $168,605 and $8,867, respectively. At June 30, 2010, there was no unrecognized legal and consulting expense related to non-vested option-based compensation arrangements.

During the six-month period ended June 30, 2010, the Company modified the exercise price of certain options aggregating 15,825,342 to $0.18 exercise price. As a result of the modification, the Company recognized an expense of $239,821 as an increase in additional paid-in capital and an increase in selling, general & administrative expense.

For the six-month period ended June 30, 2010, the Company granted 2,956,252 five-year stock options to purchase common stock to employees at exercise prices ranging from $0.16 to $0.21 per share. For the six-month period ended June 30, 2010, total stock-based compensation charged to operations for option-based arrangements amounted to $533,341. At June 30, 2010, there was $497,798 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Qualified Stock Option Plan and Non Qualified Stock Option Plan.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	June 30, 2010	June 30, 2009
Exercise Price	$0.01 - $ 0.20	$0.15- $ 0.20
Market price at date of grant	$0.16 - $ 0.225	$0.13 -$ 0.25
Expected volatility	78.2% - 100.4%	75% - 199%
Risk-free interest rate	1.39% - 2.47%	1.40% - 3.87%

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

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during the six-month periods ended June 30, 2010 and 2009 amounting $10,000 and $15,000, respectively. The rental property was used for temporary employee housing during such periods.

NOTE 14 - ACCRUED PAYROLL TAXES

As of June 30, 2010, the Company recorded a liability related to unpaid payroll taxes for the period from May 16, 2008 to June 30, 2010 for $2,614,913, of which, $469,000 is relates to accrued interest and penalty.

NOTE 15 - SEGMENTS

During the six-months ended June 30, 2010 and 2009, the Company operated in one business segment. The percentages of sales by geographic region for the six-month periods ended June 30, 2010 and 2009 were approximately:

	2010	2009
United States	15%	13%
Europe	85%	87%

NOTE 16 - SUBSEQUENT EVENTS

During July 2010, a consultant exercised 250,000 warrants with a fair value of $30,000, or $0.12 per share.

During July and August 2010, the Company issued 2,316,946 shares of common stock in connection with the conversion of various 8% convertible promissory notes with principals aggregating $277,000 and accrued interest of $27,206. The fair value of such shares issued amounted to $304,206, or $0.13 per share. In connection with the conversion, the Company also granted warrants to purchase 2,316,946 shares of common stock, of these warrants, 200,279 were for accrued interest.

During July 2010, the Company issued 8% convertible promissory note of $60,000, which matures in May 2011.

During July and August 2010, the Company issued 3,916,666 shares of common stock pursuant to a private placement which generated gross proceeds of $392,000. In connection with the private placement, the Company issued 3,916,666 warrants exercisable at $0.12 per share. The warrants expire three years from the date of grant.

During July 2010, the Company secured a $10 million line of credit which bears interest at a rate of 10% on the unpaid principal balance and at a rate of 4% on the unfunded balance. The interest is payable monthly commencing October 1, 2010. The line of credit is secured by the Company's accounts receivable and matures in July 2013.

The line of credit is convertible by the holder at anytime prior to maturity as follows:

If the unpaid principal balance is
•	up to $1 million $0.20
•	between $1 and 2 million $0.25
•	between $2 and 7 million $0.30
•	between $7 and 10 million $0.35

The Company may convert the line of credit  prior to maturity if  the ten day average closing price per share of the Company’s common stock exceeds $0.60.

Additionally, the Company issued 15,000,000 warrants to the lender. The warrants are exercisable at a price of $0.30 per share. The warrants expire in July 2015.

Finally, the Company issued 50,000 shares of Series B Preferred Stock. The Series B Preferred Stock has the following rights: each share of Series B Preferred entitles the holder to 400 votes and dividend distributions declared by the Corporation to or for the holders of its common stock.

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

Currently, our services include the following:

· My Hub - offers 2 GB of free storage to all customers from the web-site and at point of sale. We are now also offering the option to purchase monthly and annual plans for multiple devices. My Hub offers Mobile Sync, which provides customers with the ability to sync their mobile phones, including data, contacts and photos, allowing them to be accessed online. My Hub also includes PC Backup and Music Anywhere, which allows our customer to access all of their music from anywhere in the world.

Link: http://www.carphonewarehouse.com/my-hub

· Wirefly Mobile Backup/Contact Mover – provides backup for mobile devices’ contacts, photos, music and videos, as well as DATA transfer service, allowing the transfer of contacts between the customers old and new phone. We plan on launching this service shortly with our partner.
Link: http://www.wirefly.com/backup

· Comet on Call File Safe – offered in Europe providing back up services in retail stores. This product is being sold on the shelf and bundled with promotions
· Spare Backup – unlimited storage for $59.99 a year. Link:  www.sparebackup.com
· My Memory Center (Sony) – backup with Viao Care warranty support service from Sony for Viao products, as well as a 90 day free trial.
· Spare backup Enterprise – offering backup services for corporate clients with varying needs, from clients with 5 PCs to 100 PCs, ranging in prices.
Link: http://my.sparebackup.com/product_wizard.asp?source=SPBU

During the six-month period ended June 30, 2010 we have been developing various new product lines, such as Spare Mobile and Spare Sync/Collaborate, as well as improving our already existing products such as Spare Backup and Spare Switch.  Spare Mobile focuses on mobile phones, ensuring users that their contacts, photos and data are securely backed up and can be accessed from anywhere in the world.  Spare Sync/Collaborate allows our customers to move date effortlessly between devices. We have worked on ensuring that our products are compatible with all of the newest technologies, allowing connection between laptops, cameras, televisions, mobile phones and other mobile devices.  We have improved our photo storage along with our mobile storage. New to our products, we now provide the back up of apps, games, movies, books, calendar and mail. Customers can now also remotely control their various devices from other devices, making sharing content and moving files and data with a single touch. Our customers now have the ability to find their mobile phones and remotely control it, providing them with the opportunity to get the location, lock the device and wipe the date via a browser.

The following is an example of our website, showing the different device and information that our products cover, as well as an example of what a user will see when managing their devices and information.

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $102 million from cash and non-cash activity since inception through March 31, 2010. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business.  We have secured a line of credit of $10 million; at June 30, 2010 we drew down a small amount of the line.  We plan to draw down more over the remainder of fiscal 2010 and use portions of it to pay off liabilities.

Financing:

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

Second Generation Software:

We have currently completed the enhancement of software and have successfully deployed it  “My Hub” for Car Phone Warehouse. Training started in the third quarter, where trainers are going to all stores to explain the offering. This has been possible through feedback from the initial user base, as well, comments from focus groups.  We completely redesigned the user experience.  We have established a simple sign up process that automatically downloads to both the mobile client through an “sms” message, as well, backs up onto the client’s computer.   We are marketing this new software with an upfront one-year subscription fee.   This will accelerate the company’s path to cash flow growth, and is easily deployed by the sales person at the retail point of purchase.

Visit carphonewarehouse.com My Account Help rsmith@spbu.com Signed in Sign out

MY HUB

HOME | USEFUL GUIDES | STORAGE & DEVICES | MUSIC | PHOTOS | MOBILE APPS | MOBILE SYNC | MOBILE MONEY

GREAT! YOU'RE REGISTERED Now let's confirm your services....

MOBILE SYNC
Learn more

Package:

FREE 2GB

10GB

UNLIMITED !

What next?

We have sent you a text message. Please check your phone and follow the set up instructions.

PC BACKUP
Learn more

Package:

FREE 2GB ✓

10GB Upgrade

UNLIMITED Upgrade

What next?

The software download will start automatically when you click Enter My Hub below.

MUSIC ANYWHERE
Learn more

Package:

FREE WEB PLAYER ✓

WEB+MOBILE Upgrade

What next?

The software download will start automatically when you click Enter My Hub below.

By clicking **ENTER MY HUB** you are confirming that you have read and agree to the software **Terms & Conditions** and **Privacy Policy**

ENTER MY HUB

This software is supplied by Spare Backup Inc ("SBI"), a US company under their **Terms & Conditions** which will govern your dealings with them and will handle your data according to their **Privacy Policy**

Not happy with the **basic free package**? Why not upgrade now?

flickr

facebook

HTC Magic

Network: O2

Phone Pin: 7804187432

phone in around:

7 days

Protect the stuff on your computer

! Sync your mobile phone — Do it now

Never lose your contacts again

✓ Register for Music Anywhere — Completed

Access all your music anywhere

Even though the company has worked to complete the development of its second generation software, it has also succeeded in making significant progress in reducing costs.  The company anticipates that it will see the benefits of our R&D outsourcing throughout the remainder of the year. As our products gain market acceptance and our roll-outs continue with our current and future partners we anticipate significant improvement in both revenues and profitability.  We have placed a great deal of emphasis on our mobile platforms, and specifically mobile phones, as we have completed the deployment of our software so that it is compatible for all phones varities. The following lists the mobile operating systems we support: Blackberry OS v4.6, 4.7 and 5.0, Android OS v1.5, 1.6 and 2.1, WinMobile OS v6.1 and 6.5, Java S60 Phones with MIDP 2.0 and 2.1, iPhone OS v3.0, 3.1 and 4.0.

New business relationships:

We have replaced DSGI with Comet stores and the Car Phone Warehouse group, which includes Best Buy Europe, and their affiliates throughout Europe, providing them, with custom applications designed specifically for them. The process of back filing DSGI has taken almost three quarters to complete, as we have gone from providing back up service, to expanding our offerings to cloud service, mobile backup, syncing and a suite of other services as previously discussed. We now expect to start seeing improvement throughout the rest of the year, as we did last year when we launched DSGI.

We are continuing to expand our current distribution partners with scheduled launches throughout the remanding part of the year. We are adding new partners, along with previously announced partners, such as Wirefly/Simplexity and Comet that will soon begin selling the custom solutions that we developed. We are also looking into and negotiating licensing deals where potential partners can license our software for a flat fee as they incur all costs associated, such as storage and customer support. It is still to early to tell if our cloud offerings are going to be successful, however, we believe very strongly in its potential. We believe that our technology is already proven with our box sales product at retail and as the mobile phone market, specifically smart phones, continues to grow. We believe our offerings will adopt to the customers as our cloud system provides smart phones with the ability to link into our cloud and connect to multiple devices.

We are working on providing our partners with real time data analytics from their consumers via Spare's subsidiary company SMA, which will provide them with behavioral pattern matching and market research.

We are currently in negotiations with certain U.S. and South Pacific partners, which we are hoping to secure throughout the remainder of the year. We are now in the process of rapidly expanding sales as our software is completed and ready to be distributed.

Results of Operations

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		Increase/	Increase/	For the Six Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)	June 30,		(Decrease)	(Decrease)
	2010	2009	in $ 2010	in % 2010	2010	2009	in $ 2010	in % 2010
			vs 2009	vs 2009			vs 2009	vs 2009

Net Revenues	$227,351	$631,749	$(404,398)	-64.0%	$773,593	$1,087,338	$(313,745)	-28.9%

Operating expenses:
Research and development	989,087	284,710	704,377	247.4%	1,500,172	526,495	973,677	184.9%
Selling, general and administrative	2,348,549	2,231,575	116,974	5.2%	4,554,074	5,047,472	(493,398)	-9.8%
Total operating expenses	3,337,636	2,516,285	821,351	32.6%	6,054,246	5,573,967	480,279	8.6%

Operating loss	(3,110,285)	(1,884,536)	(1,225,749)	65.0%	(5,280,653)	(4,486,629)	(794,024)	17.7%

Other income (expense):
Change in fair value of derivative liabilities	117,588	161,228	(43,640)	-27.1%	(82,619)	17,725	(100,344)	-566.1%
Gain from debt settlement	-	-	-	NM	295,727	297,799	(2,072)	-0.7%
Interest expense	(455,366)	(398,287)	(57,079)	14.3%	(921,694)	(599,951)	(321,743)	53.6%
Total other income (expense)	(337,778)	(237,059)	(100,719)	42.5%	(708,586)	(284,427)	(424,159)	149.1%

Net loss	(3,448,063)	(2,121,595)	(1,326,468)	62.5%	(5,989,239)	(4,771,056)	(1,218,183)	25.5%
NM: Not Meaningful

Revenues

Our net revenues primarily consist of subscription fees charged for online back-up services. Our net revenues decreased during the three and six-month period ended June 30, 2010, when compared to the comparable periods in 2009, due to an decrease in the base over which deferred revenue is amortized. The deferred revenue is resulted from our previous partnership with DSG International. During the end of fiscal 2009, we mutually ended our agreement with DSG International, and therefore expect the amount of revenue recognized from the amortization of deferred revenue to decline over fiscal year 2010. We are currently concentrating our resources on bringing in new customers to replace this missing income.

Research and Development

Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Our research and development expenses for the three and six-month period ended June 30, 2010 include costs associated with continued development of user interfaces and additional products, including version 6.0 of Spare-Backup, a family pack, and our SMB (small to medium business) products Spare’s cloud or Spare Room, Spare Mobile, Spare Switch, Spare Synchronization and Spare Diagnostics, and reflected increased research and development efforts to successfully meet various deadlines set by our OEM partners. The increase in our research and development expenses when compared to the comparable period in 2009 is primarily attributable to an increased in the our efforts to produce new products and appeal to new customers as previously mentioned.  We have been steadily working to ensure that our services operate with the latest technologies, including the following mobile operating system: Blackberry OS v4.6, 4.7 and 5.0, Android OS v1.5, 1.6 and 2.1, WinMobile OS v6.1 and 6.5, Java S60 Phones with MIDP 2.0 and 2.1, iPhone OS v3.0, 3.1 and 4.0. We have also worked very hard to ensure that we are compatible with the following mobile devices, as we are adding new devices on a weekly basis:

Make	Model	Make	Model
Apple iPhone	iPhone 3G	NOKIA	3600
Apple iPhone	iPhone 3GS	NOKIA	5130
Apple iPhone	iPhone 4G	NOKIA	2720 Blue
AT&T	AT&T Til (TyTn II, Kaiser)	NOKIA	6220 Classic
BlackBerry	8320	NOKIA	6600 Fold
BlackBerry	8520	NOKIA	Mural 6750 Gunmetal
BlackBerry	8800	NOKIA	N73
BlackBerry	8800	NOKIA	N80
BlackBerry	8900	NOKIA	N86 8MP
BlackBerry	9630	NOKIA	N91
BlackBerry	9700	NOKIA	N93i
BlackBerry	9000 (Bold)	NOKIA	N97
BlackBerry	9500 (Storm)	NOKIA	Nokia 3250
BlackBerry	8100 (Pearl)	NOKIA	Nokia 3600
BlackBerry	8110 (Pearl)	NOKIA	Nokia 5800 XpressMusic
BlackBerry	8120 (Pearl)	NOKIA	Nokia 6220 Classic
BlackBerry	8130 (Pearl)	NOKIA	Nokia 6600 Fold
BlackBerry	8220 (Pearl flip)	NOKIA	Nokia E51
BlackBerry	8230 (Pearl flip)	NOKIA	Nokia E65
BlackBerry	8300 (Curve)	NOKIA	Nokia E71
BlackBerry	8310 (Curve)	NOKIA	Nokia E75
BlackBerry	8330 (Curve)	NOKIA	Nokia E90 Communicator
BlackBerry	8520 (Curve)	NOKIA	Nokia N73
BlackBerry	8530 (Curve)	NOKIA	Nokia N78
BlackBerry	8630 (Tour)	NOKIA	Nokia N80
BlackBerry	8700g	NOKIA	Nokia N82
BlackBerry	88xx Series	NOKIA	Nokia N86 8MP
BlackBerry	8900 (Curve)	NOKIA	Nokia N91
BlackBerry	8910 (Curve)	NOKIA	Nokia N93i
BlackBerry	9520 (Storm2)	NOKIA	NOKIA N95 8GB
BlackBerry	9530 (Storm)	NOKIA	Nokia N95 8GB Comes With Music
BlackBerry	9550 (Storm 2)	NOKIA	Nokia N96
BlackBerry	9630 (Tour)	NOKIA	Nokia N97
BlackBerry	9700 (Bold)	NOKIA	Nuron 5230

HTC	Ted Baker Needle	O2 XDA	Trion
HTC	Hero	Palm	Treo
HTC	HTC Fuze	Pantech	Pantech Matrix Pro
HTC	HTC Ozone	Samsung	i900 Omnia
HTC	HTC Snap	Samsung	Exclaim M550 Berry
HTC	HTC TOUCH	Samsung	Galaxy / i7500
HTC	Leo	Samsung	GT-B7300 OmniLITE
HTC	Magic / myTouch 3G	Samsung	I5700 Galaxy Spica
HTC	Touch 2	Samsung	Impression A877 Blue
HTC	Touch 2 (Windows Phone)	Samsung	Instinct s30 Copper
HTC	Touch Diamond	Samsung	Intensity u450 Black
HTC	Touch Diamond 2	Samsung	Moment
HTC	Touch HD	Samsung	Mythic a897 Black
HTC	Viva	Samsung	Omnia 2 (Windows Phone)
HTC	XDA Atmos (HTC S730)	Samsung	Omnia Lite (Windows Phone)
HTC	XDA Flint (HTC Advantage)	Samsung	Samsung ACE II
HTC	XDA Guide (HTC Iolite)	Samsung	Samsung Blackjack II
HTC	XDA Ignito (HTC Diamond)	Samsung	Samsung Epix
HTC	XDA Mantle (HTC P6500)	Samsung	Samsung Highlight Blue
HTC	XDA Serra (HTC Touch Pro)	Samsung	Samsung i8510 16GB
HTC	XDA Zest (Asus)	Samsung	Samsung i8510 8GB
Huawei	Pulse	Samsung	Samsung i8910 HD
LG	Chocolate TOUCH	Samsung	Samsung Jack
LG	COOKIE	Samsung	Samsung Omnia
LG	Eve / GW620	Samsung	Samsung Propel Pro
LG	Incite CT810	Samsung	Samsung Saga
LG	KP500 Cookie	Samsung	SGH-617
LG	LG Accolade Gray	Samsung	Solstice a887 Black
LG	LG Arena GT950	Sanyo	Incognito Black
LG	LG enV Touch VX11000 Black	Sony Ericsson	Ericsson C905a Silver
LG	LG enV3 VX9200 Slate Blue	Sony Ericsson	Ericsson Equinox Carbon
LG	LG Incite	Sony Ericsson	Ericsson Xperia X1
LG	LG KP500 Cookie	Sony Ericsson	W580i
LG	Rumor Touch Blue	Sony Ericsson	XPERIA
LG	Vu CU920 Red Wine	Sony Ericsson	Xperia X10
LG	Xenon Red	T-Mobile	G1 Android
Motorola	CLIQ / DEXT	T-Mobile	T-Mobile Dash 3G
Motorola	Droid	T-Mobile	T-Mobile Shadow
Motorola	EM330 Titanium	T-Mobile	T-Mobile Shadow II
Motorola	Moto Q 9m	T-Mobile	MDA Vario 2
Motorola	Moto Q Global

As a result of the completion of our software, we are now moving from full time development, to maintenance mode, where we will be working on updates for any new handsets and networks that our current and new business brings us throughout the world.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our products, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The increase in selling, general and administrative expenses during the three-month period ended June 30, 2010 when compared with the prior period is primarily due to the following:

•	a decrease in sales and marketing of approximately $400,000 due to paying commissions to DSG International occurring only during the 2009 period than the comparable period in 2010;
•	a decrease in employee related costs of approximately $124,000 due to the company’s effort to concentrate their resources;
•	a decrease in depreciation expense of approximately $156,000 due to certain assets being fully depreciated during 2009 and the first quarter of 2010; offset by,
•
an increase in consulting fees of approximately $555,000 due primarily to the issuance of shares of common stock for consulting services, such services are related to worldwide business development as we attempt to expand our international markets; and

•	an increase in warrant expense of approximately $265,00 due to the modification of certain warrant terms.

The decrease in selling, general and administrative expenses during the six-month period ended June 30, 2010 when compared with the prior period is primarily due to the following:

•	a decrease in sales and marketing of approximately $486,000 due to paying commissions to DSG International occurring only during the 2009 period than the comparable period in 2010;
•	a decrease in employee related costs of approximately $846,000 due to the company’s effort to concentrate their resources;
•	a decrease in depreciation expense of approximately $315,000 due to certain assets being fully depreciated during 2009 and the first quarter of 2010; offset by,
•
an increase in professional and consulting fees of approximately $752,000 due primarily to the issuance of shares of common stock  and options for services, such services are related to worldwide business development as we attempt to expand our international markets; and

•	an increase in warrant expense of approximately $265,00 due to the modification of certain warrant terms.

Other Expenses

Our total other expenses, net for the three and six-month period ended June 30, 2010 decreased $100,719 and $424,159, or approximately 42.5% and 149.1%, respectively, from the same period in fiscal 2009. The decrease in total other expenses from 2010 to 2009 were primarily attributable to the following:

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

Change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to a decrease of approximately $118,000 and $161,000 for the three-month period ended June 30, 2010 and 2009, respectively has been recognized as other income in those periods. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase and a decrease of approximately $83,000 and $17,000, respectively for the six-month period ended June 30, 2010 and 2009, respectively has been recognized as other income in those periods.

Historically we have been at a disadvantage in negotiating the terms of financing transactions which have resulted in the recognition of these derivative liabilities. We have reassessed at June 30, 2010, the number of authorized but unissued shares and taking into consideration the floorless feature in connection with the redemption provision on the 10% and 8% convertible promissory notes and have concluded that a derivative liability of approximately $257,000 is necessary.

Gain from Debt Settlement

During 2010, we settled numerous court cases and disputes with vendors. As a result, we recognized a total gain from debt settlement of approximately $296,000, representing a decrease of approximately $2,000, or 0.7% from 2009.

Interest Expense

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The increase in interest expense during the three and six-month period ended June 30, 2010 when compared to the comparable 2009 periods of approximately $57,000 and $322,000, or 14.3% and 53.6%, respectively.

Liquidity and Capital Resources

At June 30, 2010, our cash overdraft amounted to approximately $20,000 and our working deficit amounted to approximately $9,910,000 as compared with cash overdraft of approximately $43,000 and a working deficit of approximately $9,414,000 at December 31, 2009.

During the six-month period ended June 30, 2010, we used cash of approximately $2,723,000 in our operating activities. Our cash used in operating activities was comprised of our net loss of approximately $5,989,000 adjusted for the following:

•	Fair value of options and warrants issued to employees of approximately $533,000;
•	Depreciation of property and equipment, amortization of debt discount, amortization of prepaid expenses and amortization deferred financing costs of approximately $503,000;
•	Fair value of convertible promissory notes modification of approximately $125,000;
•	Fair value of common stock issued in connection with note payable issuance of approximately $184,000;
•	Fair value of options and warrants issued to consultants of approximately $235,000;
•	Fair value of option and warrant modifications of approximately $721,000;
•	Fair value of common stock issued in connection with services rendered of approximately $618,000; offset by the
•	Gain from debt settlement of approximately $296,000

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accrued interest on convertible promissory notes of approximately $158,000, resulting from the 8% convertible notes issued in later fiscal 2009.
•	Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $871,000, resulting from an increase of unpaid payroll taxes; offset by the
•	Decrease in deferred revenue of approximately $613,000, resulting from the mutual release of our agreement with DSG International.

During the six-month period ended June 30, 2010, we incurred capital expenditures of approximately $48,000. Such capital expenditures were primarily made to provide more servers to support our back-up services.

During the six-month period ended June 30, 2010, we generated cash from financing activities of approximately $2,770,000, which primarily consisted of the proceeds from notes payable of $1,100,000, the net issuance of common stock of approximately $1,547,000, proceeds from the exercise of stock options of $6,000, proceeds from the exercise of warrants of approximately $545,000, repayment of notes payable of $405,000 and decrease in cash overdraft of approximately $24,000.

During the six-month period ended June 30, 2009, we used cash of approximately $2,120,000 in our operating activities. Our cash used in operating activities was comprised of our net loss of approximately $4,771,000 adjusted for the following:

•	Fair value of options and warrants issued to employees of approximately $544,000;
•	Depreciation of property and equipment, amortization of debt discount, amortization of prepaid expenses and amortization deferred financing costs of approximately $1,120,000;
•	Fair value of options and warrants issued to consultants of approximately $126,000;
•	Fair value of common stock issued in connection with services rendered of approximately $226,000; offset by the
•	Gain from debt settlement of approximately $298,000

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accrued interest on convertible promissory notes of approximately $177,000, resulting from the issuance of 8% convertible promissory notes during the period;
•	Increase in deferred revenue of approximately $1,262,000, resulting from an increased number of consumers successfully prepaying for online backup services;
•	Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $657,000, resulting from an increase in expenditures; offset by the
•
Increase in prepaid expenses and other current assets of approximately $697,000, resulting from an increase in the prepaid commissions and marketing fees associated with our DSG International agreement; and

•	Increase in accounts receivable of approximately $453,000, resulting from our relationship with DSG International.

During the six-month period ended June 30, 2009, we incurred capital expenditures of approximately $219,000. Such capital expenditures were primarily made to provide more servers to support our back-up services.

During the six-month period ended June 30, 2009, we generated cash from financing activities of approximately $2,347,000, which primarily consisted of the proceeds from convertible promissory notes of $1,383,000, the net issuance of common stock of approximately $914,000 and cash overdraft of approximately $176,000, offset by the payment of deferred financing costs of approximately $125,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Raising Transactions

During the six-month period ended June 30, 2010, we issued in aggregate 13,761,807 common shares pursuant to a private placement which generated gross proceeds of approximately $1,547,475. In connection with this private placement, we issued 11,136,807 warrants exercisable at a price range of $0.12 to $0.20 per share. The warrants expire three years from the date of grant. We paid finder's fee of $39,000.

During July and August 2010, we issued in aggregate 3,916,666 common shares pursuant to a private placement which generate gross proceeds of approximately $392,000. In connection with this private placement, we issued 3,916,666 warrants exercisable at $0.12 per share. The warrants expire three years from the date of grant.

Going Concern

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $106 million from cash and non-cash activity since inception through June 30, 2010. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we can offer no assurances that we will be successful in raising working capital as needed particularly in the current economic climate. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

Item 4.   Controls and Procedures

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2010, we issued 353,344 shares of common stock to 16 accredited investors in connection with the payment of accrued interest of the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to $64,633 or $0.18 per share.  This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D of that Act.

During the three-month period ended June 30, 2010, we issued 3,019,271 shares of common stock to five vendors in connection with services performed of $509,479. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

During the three-month period ended June 30, 2010, we  issued in aggregate 6,216,667 common shares to 14 accredited investors pursuant to a private placement which generated gross proceeds of approximately $721,000. In connection with this private placement, the Company issued 4,216,667 warrants exercisable at a price range of $0.12 to $0.16 per share. The warrants expire three years from the date of grant. The Company paid finder's fee of $7,250. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D, Rule 506 and Section 4(2) of that act.

During the three-month period ended June 30, 2010, we issued 750,000 shares of common stock to 16 accredited investors as interest associated with the issuance of notes payable valued at $88,000. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D of that Act.

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

SPARE BACK UP, INC.

Dated: August 23, 2010	By:	/s/ Cery B. Perle
Cery B. Perle President, Chief Executive Officer and Director and Principal Financial and Accounting Officer