Form 10-Q
period 2010-09-30
SPARE BACKUP, INC.
filed 2010-11-22
CIK 1103577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

 Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 185,032,738 shares of common stock are issued and outstanding as of November 22, 2010.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Spare Backup,” the Company”, “ we”, “our”, and “us” refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiary. The information which appears on our web site is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, including approximately $2.9 million of accrued payroll taxes and approximately $3,081,000 of past due notes, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2009 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

SPARE BACKUP, INC.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2010	2009
	(Unaudited)	(1)
Current Assets:
Accounts receivable	4,211	51,371
Prepaid expenses	72,404	17,487
Total current assets	76,615	68,858

Property and equipment, net of accumulated depreciation of $698,585 and $2,384,638 at
September 30, 2010 and December 31, 2009, respectively	361,974	528,639

Other assets	54,603	161,104
Total assets	$493,192	$758,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,686,632	$2,546,236
Overdraft liability	69,197	43,489
Accrued payroll taxes	2,895,561	2,027,378
8% convertible promissory notes, net of debt discount
of $4,237 and $96,865 at September 30, 2010 and December 31, 2009, respectively	2,889,263	3,276,135
10% convertible promissory notes, net of debt discount
of $1,073 and $0 at September 30, 2010 and December 31, 2009, respectively	504,927	581,000
Accrued interest on convertible promissory notes	154,503	125,829
Notes payable	745,000	-
Derivative liabilities	309,979	246,973
Deferred revenue	-	621,127
Due to stockholder	15,000	15,000
Total current liabilities	10,270,062	9,483,167

8% convertible promissory notes, net of debt discount
of $0 and $24,846 at September 30, 2010 and December 31, 2009, respectively	-	71,154
Total liabilities	10,270,062	9,554,321

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
50,000 issued and outstanding	50	50
Common stock; $.001 par value; 300,000,000 shares authorized;
178,694,276 and 134,036,062 issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	178,694	134,036
Additional paid-in capital	98,625,771	90,886,623
Accumulated deficit	(108,081,385)	(99,816,429)
Deferred compensation	(500,000)	-

Total stockholders’ deficit	(9,776,870)	(8,795,720)

Total liabilities and stockholders’ deficit	$493,192	$758,601

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$104,832	$768,006	$878,425	$1,855,344

Operating expenses:
Research and development	510,384	356,919	2,010,556	883,414
Selling, general and administrative	1,345,129	2,564,721	5,899,203	7,612,193
Total operating expenses	1,855,513	2,921,640	7,909,759	8,495,607

Operating loss	(1,750,681)	(2,153,634)	(7,031,334)	(6,640,263)

Other income (expense):
Change in fair value of derivative liabilities	(52,849)	239,011	(135,468)	256,736
Gain from debt settlements	24,906	-	320,633	297,799
Interest expense	(497,093)	(1,270,727)	(1,418,787)	(1,870,678)
Total other income (expense)	(525,036)	(1,031,716)	(1,233,622)	(1,316,143)

Net loss	$(2,275,717)	$(3,185,350)	$(8,264,956)	$(7,956,406)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.05)	$(0.07)

Basic and diluted weighted average common
shares outstanding	172,378,312	119,519,735	154,170,175	112,010,114

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(8,264,956)	$(7,956,406)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative liabilities	135,468	(256,737)
Fair value of options and warrants issued to employees	703,231	701,578
Fair value of options and warrants issued to consultants	234,572	177,427
Fair value of option and warrant modifications	721,464	-
Fair value of warrants issued to convertible promissory note holder	12,160	-
Fair value of warrants issued for accrued interest	28,918	14,944
Fair value of common stock issued in connection with service rendered	759,341	270,800
Fair value of common stock issued in connection with convertible
promissory notes modifications	79,167	-
Fair value of convertible promissory notes modifications	164,966	-
Fair value of common stock issued in connection with note payable issuance	184,200	-
Fair value of common stock issued in connection with debt settlement	20,000	-
Fair value of common stock issued in connection with the conversion
of convertible promissory notes	(484)	-
Depreciation	221,298	697,206
Amortization of debt discount	585,950	1,313,732
Amortization of prepaid expenses	24,770	463,352
Amortization of deferred financing costs	106,501	259,773
Gain from debt settlement	(320,633)	(297,799)
Changes in operating assets and liabilities:
Accounts receivable	47,160	12,317
Prepaid expense and other current assets	(79,687)	(1,054,374)
Accounts payable, accrued expense and accrued payroll taxes	1,329,212	1,167,539
Deferred revenues	(621,127)	969,768
Accrued interest on convertible promissory notes	228,734	281,474

Net cash used in operating activities	(3,699,775)	(3,235,406)

Cash flows used in investing activities:
Capital expenditures	(54,633)	(267,476)

Net cash used in investing activities	(54,633)	(267,476)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	152,500	1,804,000
Proceeds from issuance of notes payable	1,150,000	-
Repayment of notes payable	(405,000)
Net proceeds from issuance of common stock for cash	2,249,474	1,736,000
Cash overdraft	25,708	-
Proceeds from exercise of stock options	6,368	-
Proceeds from exercise of warrants	575,358	-
Principle repayments of convertible promissory notes	-	(20,000)
Payment of deferred financing costs	-	-

Net cash provided by financing activities	3,754,408	3,520,000

Net decrease in cash	-	17,118

Cash, beginning of period	-	18,946

Cash, end of period	$-	$36,064

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Satisfaction of obligation	$-	$59,530
Write off of fully depreciated property and equipment	$1,907,351	$-
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and
corresponding debt discount	$469,549	$1,775,250
Conversion of debt issuance costs into shares of common stock	$-	$213,127
Conversion of convertible promissory notes and accrued interest
into shares of common stock	$869,306	$1,293,921
Fair value of shares of common stock issued for payment of
accrued interest	$133,270	$232,310
Fair value of common stock issued for deferred compensation	$500,000	$-

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

The balance sheet presented as of September 30, 2010 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed on April 15, 2010.  The results of operations for the nine-month period ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $8 million during the nine-month period ended September 30, 2010. The Company also has approximately $2.9 million of unpaid payroll taxes due to the IRS at September 30, 2010.  The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the nine-month period ended September 30, 2010, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable were due from two customers, both of which are located in the United Kingdom. At September 30, 2010, there was only one customer who made up the accounts receivable. One of the Company’s customers accounted for 98% of its accounts receivables at December 31, 2009.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2010 and December 31, 2009, management has determined that an allowance is not necessary.

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

The Company has collected annual fees related to online back-up services. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of September 30, 2010 and December 31, 2009 amounted to $0 and $621,127, respectively, and will be recognized as revenue over the respective subscription period.

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

Customer Concentration

One of the Company's customers accounted for approximately 75% of its revenues during the nine-month period ending September 30, 2010. One of the Company’s customers accounted for 89% of the Company’s revenue during the nine-month period ending September 30, 2009.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2010 and December 31, 2009, with the exception of its convertible promissory notes.  The carrying amount of the convertible promissory notes at September 30, 2010 and December 31 2009, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2010 and December 31, 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of September 30, 2010. Instead, such amounts are included in the statement of operations under the caption "Research and development".

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

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic”. This update establishes the accounting and reporting guidance for such arrangements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (Topic 810). The amendments in this update are a result of incorporating the provisions of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.

The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

Effective January 29, 2010, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ). The adoption of FASB ASC Topic No. 815 –40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). As a result of the Company issuing a convertible note on January 29, 2010, the Company adopted ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ). As such, the embedded feature convertible option on the January 29, 2010 convertible note are classified as liabilities as of January 29, 2010 as these exercise price reset features and are not deemed to be indexed to the Company’s own stock. See Note 6 for further discussion.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to convertible promissory notes amounted to 120,565,206 and 100,224,653 at September 30, 2010 and 2009, respectively. Accordingly, these common share equivalents at September 30, 2010 and 2009 are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the nine-month periods ended September 30, 2010 and 2009:

	For the nine-month periods ended
	September 30,
	2010	2009
Numerator:
Net loss attributable to common stock	$(8,264,956)	$(7,956,406)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	154,170,175	112,010,114
Denominator for diluted earnings per share-
Weighted average shares outstanding	154,170,175	112,010,114

Basic earnings per share	$(0.05)	$(0.07)
Diluted earnings per share	$(0.05)	$(0.07)

NOTE 3 - PREPAID EXPENSES

Prepaid expenses generally is compromised of marketing and sales commissions paid to sales agents for the 1 year prepaid subscriptions related to the Company's online back-up services, as well as prepaid insurance. The prepaid marketing expense is being amortized over the term of the respective subscription sold in accordance with GAAP whereby incremental direct costs are recognized in earnings in the same pattern as revenue is recognized. During the nine-month periods ended September 30, 2010 and 2009, amortization of prepaid expenses amounted to $24,770 and $463,352, respectively and was recorded as sales, general and administrative expense in the accompanying statement of operations. On September 30, 2010 and December 31, 2009, prepaid expenses amounted to $72,404 and $17,487, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		September 30,	December 31,
	Estimated life	2010	2009
Computer and office equipment	3 to 5 years	$858,261	$2,710,979
Leasehold improvements	5 years	202,298	202,298
		1,060,559	2,913,277
Less: Accumulated depreciation		(698,585)	(2,384,638)
		$361,974	$528,639

During the nine-month period ended September 30, 2010, the Company wrote-off $1,907,351 of fully depreciated computer equipment. Depreciation expense amounted to $221,298 and $697,206 during the nine-month periods ended September 30, 2010 and 2009, respectively.

NOTE 5 - OTHER ASSETS

Other assets generally consists of deferred financing costs related to the issuance of convertible promissory notes and is amortized on the terms of such notes. Amortization of other assets- deferred financing costs amounted to $106,501 and $259,773 during the nine-months ended September 30, 2010 and 2009, respectively and is included in interest expense.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES-CURRENT

Convertible promissory notes consist of the following as of:

	September 30,	December 31,
	2010	2009
8% Convertible promissory notes, bearing interest at 8% per annum, maturing between August 2009 and
June 20110. Interest payable commencing the quarter ended December 31, 2007, payable within thirty (30) days of the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at ninety percent (90%) of the average closing price for the common stock for the five (5) trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at an effective conversion rate ranging from $0.05 to $0.25
	$2,893,500	$3,373,000
Less: unamortized discount	(4,237)	(96,865)
Convertible promissory notes- short-term	$2,889,263	$3,276,135

During the nine-month period ended September 30, 2009, the Company classified $628,000 8% convertible promissory notes from long-term to short-term, along with the debt discount of $331,908.

During the nine-month period ended September 30, 2010, the Company modified certain 8% convertible promissory notes agreements with principals aggregating $333,000, repricing the conversion rate from $0.16 to $0.12 per share and the warrant exercise price from $0.20 to $0.16. As a result of these modifications, the Company recognized a $164,966 increase in additional paid-in capital and an increase in interest expense. In connection with these modifications, the Company issued 416,666 shares of common stock at a fair value of $79,167.

During the nine-month period ended September 30, 2010, the Company classified $96,000 8% convertible promissory note from long-term to short-term along with the debt discount of $24,846.

During the nine-month period ended September 30, 2010, the Company issued 5,390,098 shares of common stock in connection with the conversion of 8% convertible promissory notes with an aggregate principal of $678,000 and accrued interest of $66,790. The fair value of such shares issued amounted to $747,790, or $0.13 per share.

During the nine-month period ended September 30, 2010, the Company issued $102,500 of 8% convertible promissory notes.

	September 30,	December 31,
	2010	2009
10% Convertible promissory notes, bearing interest at 10% per annum, maturing between August 2008 and October 2010. Interest payable commencing the quarter ended September 30, 2008, payable within thirty (30) days of the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at the volume weighted average price for the common stock for the ten (10) trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate ranging from $0.10 to $0.25
	$506,000	$581,000
Less: unamortized discount	(1,073)	(-)
Convertible promissory notes- short-term	$504,927	$581,000

During the nine-month period ended September 30, 2009, the Company issued 1,150,000 shares of common stock in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $220,000. The fair value of such shares issued amounted to approximately $220,000, or an average of $0.19.

During the nine-month period ended September 30, 2009, the Company modified certain 10% convertible promissory notes agreements with principals aggregating $336,000, repricing the conversion rate from $0.30 to $0.16 and $0.12 per share and the warrant exercise price to $0.20.

During the nine-month period ended September 30, 2010, the Company issued 725,000 shares of common stock in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $125,000. The fair value of such shares issued amount to $125,000, or an average of $0.17 per share.

During the nine-month period ended September 30, 2010, the Company issued $50,000 of 10% convertible promissory notes. In connection with the issuance of these convertible promissory notes, upon maturity or conversion, the Company shall issue 250,000 warrants at an exercise price of $0.12. The warrants expire three years from grant date. The Company recognized a debt discount of $17,175 in connection of the issuance of 10% convertible promissory notes.

At September 30, 2010
Principal- 8% convertible promissory notes past due	$2,625,000
Principal- 10% convertible promissory notes past due	$456,000

In accordance with FASB ASC 740 Debt- Debt with Conversion Options, the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the nine-month periods ended September 30, 2010 and 2009, respectively, there were no beneficial conversion features.

Total amortization of debt discounts for the convertible promissory notes - current amounted to $585,950 and $90,070 for the nine-month periods ended September 30, 2010 and 2009, respectively, and is included in interest expense.

NOTE 7 – NOTES PAYABLE

During the nine-month period ended September 30, 2010, the Company issued $1,150,000 notes payable that are due over the next 6 months. In connection with these notes payable, the Company issued 980,000 shares of common stock that have a fair value of $184,200, which was allocated to interest expense. At September 30, 2010, the Company has repaid $405,000.

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

The variation in fair value of the derivative liabilities between measurement dates amounted to an increase of $135,468 and a decrease of $256,737 during the nine-month periods ended September 30, 2010 and 2009, respectively. The decrease in fair value of the derivative liabilities has been recognized as other income/expense.

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

During the nine-month period ended September 30, 2009, the Company issued $1,194,000 of 8% convertible promissory notes. In connection with the issuance of these convertible promissory notes, upon maturity or conversion, the Company shall issue 7,462,500 warrants at an exercise price of $0.20. The warrants expire two years from the date of grant.  The Company recognized a debt discount of $1,477,750 in connection of the issuance of 8% convertible promissory notes. In connection with this issuance, the Company paid commissions of $131,950, issued 200,000 shares of common stock valued at $44,000 and issued five year warrants to purchase 1,096,750 shares of common stock at an exercise price of $0.20. These warrants were valued using utilizing the Black-Scholes options pricing model at an average of $0.15 or $174,127 and was recorded as an increase in additional-paid in capital and an increase in other assets.

During the nine-month period ended September 30, 2009, the Company issued 2,764,160 shares in connection with the conversion of 8% convertible promissory notes with an aggregate principal of $425,000 and accrued interest amounting to $17,266. The fair value of such shares issued amount to $442,266, or $0.16 per share.

During the nine-month period ended September 30, 2009, the Company classified $628,000 8% convertible promissory notes from long-term to short-term, along with the debt discount of $331,908.

During the nine-month period ended September 30, 2009, the Company repaid $20,000 in principal of an 8% convertible promissory note.

During the nine-month period ended September 30, 2010, the Company classified $96,000 8% convertible promissory note from long-term to short-term along with the debt discount of $24,846.

	September 30,	December 31,
	2010	2009
10% Convertible promissory notes, bearing interest at 10% per annum, maturing between October 2010 and January 2011. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a effective conversion rate of $0.16	$-	$-
Less: unamortized discount	(-)	(-)
Convertible promissory notes- long-term	$-	$-

During the nine-month period ended September30, 2009, the Company issued $610,000 of 10% convertible promissory notes. In connection with the issuance of these convertible promissory notes, upon maturity or conversion, the Company shall issue 2,093,750 warrants at an exercise price of $0.20. The warrants expire two years from the date of grant.  The Company recognized a debt discount of $593,458 in connection of the issuance of 10% convertible promissory notes.

During the nine-month period September 30, 2009, the Company issued 3,812,500 shares of common stock in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $610,000. The fair value of such shares issued amount to $610,000, or an average of $0.16 per share.

In accordance with FASB ASC 740 Debt- Debt with Conversion Options, the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the nine-month periods ended September 30, 2010 and 2009, respectively, the beneficial conversion feature amounted to $17,175 and $1,775,250. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

Total amortization of debt discounts for the convertible promissory notes – long term amounted to $0 and $1,223,663 during the nine-month periods ended September 30, 2010 and 2009, respectively, and is included in interest expense.

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

The issuance of common stock during the nine-month period ended September 30, 2009 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued interest payment for 8% and 10% convertible promissory notes	1,343,965	$232,310	$0.17
Services performed- Investor Relations	600,000	134,000	0.22 - 0.24
Services performed- Legal	771,428	126,000	0.14 - 0.18
Services performed- Payroll	60,000	10,800	0.18
Conversion of 8% convertible promissory notes	2,764,160	442,266	0.15
Conversion of 10% convertible promissory notes, includes write off of derivative liability of $21,665 which increase additional paid-in capital	4,962,500	851,665	0.16
Finder’s fee for 8% convertible promissory notes	246,875	44,000	0.17
Private placement, net of finder’s fee of $82,000	11,347,500	1,736,000	0.16
	22,096,428	$3,577,041

The issuance of common stock during the nine-month period ended September 30, 2010 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued Interest Payment for 8% and 10% convertible promissory notes	972,944	$133,270	$0.14
Services performed- Investor relations	2,750,000	434,000	0.135 - 0.165
Services performed- Legal expense	175,398	28,941	0.165
Services performed- Project management expense	360,677	48,277	0.10 - 0.21
Services performed- Business development	1,200,000	205,000	0.12 - 0.20
Services performed- Strategy consulting	25,000	4,125	0.165
Services performed- Payroll	300,000	39,000	0.13
Deferred compensation- Marketing	4,000,000	500,000	0.12
Exercised stock options	636,752	6,368	0.01
Exercised warrants	5,703,595	575,358	0.10
Conversion of 8% convertible promissory notes	5,390,098	744,306	.012 – 0.16
Conversion of 10% convertible promissory notes	725,000	125,000	0.17
Private placement, net of finder’s fee of $39,000	20,922,084	2,249,474	0.10 - 0.20
Debt settlement agreement	100,000	20,000	0.20
Convertible note repricing	416,666	79,167	0.19
Interest associated with issuance of notes payable	980,000	184,200	0.16 - 0.22
	44,658,214	$5,376,486

NOTE 11 - STOCK OPTIONS AND WARRANTS

Warrants

During the nine-month period ended September 30, 2009, in connection with a general business and marketing advisory agreement, the Company issued warrants to purchase 993,528 shares of Common Stock at price of $0.20 per share during 2009. The Company valued these warrants utilizing the Black-Scholes options pricing model at $0.06 per share or $59,611 and was recorded as an increase in additional-paid in capital and an increase in stock-based consulting expense.

During the nine-month period ended September 30, 2009, in connection with the private placements the Company issued warrants to purchase 11,187,500 shares of common stock at an exercise price range of $0.18 to 0.20 per share. The warrants expire three years from the date of grant.  In addition, the Company issued warrants to purchase 106,250 shares of common stock at an exercise price of $0.20 as finder’s fees. The warrants expire three years from the date of grant.

During the nine-month period ended September 30, 2009, in connection with the issuance of 8% convertible promissory notes, the Company issued warrants to purchase 7,462,500 shares of common stock at an exercise price of $0.20 per share. The warrants expire two years from the date of grant. In addition, the Company issued warrants to purchase 1,096,750 shares of common stock at an exercise price of $0.20 as finder’s fees. The warrants expire five years from the date of grant.  These warrants were valued using utilizing the Black-Scholes options pricing model at an average of $0.15 or $174,127 and was recorded as an increase in additional-paid in capital and an increase in other assets.

During the nine-month period ended September 30, 2009, in connection with the issuance of 10% convertible promissory notes, the Company issued warrants to purchase 2,093,750 shares of common stock at an exercise price of $0.20 per share. The warrants expire two year from the date of grant.

During the nine-month period ended September 30, 2009, in connection with the conversion of 8% and 10% convertible promissory notes issued warrants to purchase 194,074 shares of common stock at an exercise price range of $0.20 per share for accrued interest. The warrants expire in 2011. The warrants were valued at $14,944 using the Black-Scholes option pricing model.

During the nine-month period ended September 30, 2010, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $0.20 per shares. The warrants expire three years from the date of grant. The Company valued the warrants at $12,160 using the Black-Scholes option pricing model, increasing additional paid-in capital, and increase to interest expense.

During the nine-month period ended September 30, 2010, in connection with the modifications to certain 8% convertible promissory notes, the Company also repriced 1,335,222 warrants from an exercise price of $0.20 to $0.16. As a result of this modification, the Company recognized $15,585 as an increase in additional paid-in capital and an increase in interest expense.

During the nine-month period ended September 30, 2010, the Company extended the maturity dates of 2,210,195 warrants for a certain investor for an additional five years from the original maturity dates. As a result of the extension, the Company recognized an expense of $235,944 as an increase in additional paid-in capital and an increase in consulting expense.

During the nine-month period ended September 30, 2010, the Company repriced 5,453,595 warrants from an exercise price ranging from $0.20 to $1.00, to $0.10. As a result of this modification, the Company recognized $230,114 as an increase in additional paid-in capital and an increase in modification expense. As a result of this repricing, the warrant holders exercised their 5,453,595 warrants for common stock.

During the nine-month period ended September 30, 2010, in connection with the private placements the Company issued warrants to purchase 16,470,140 shares of common stock at an exercise price range of $0.12 to $0.20 per share. The warrants expire three years from the date of grant.

During the nine-month period ended September 30, 2010, in connection with the conversion of 8% convertible promissory notes issued warrants to purchase 5,390,098 shares of common stock at an exercise price range of $0.16 to $0.20 per share. The warrants expire in 2012. Of these warrants, 473,433 warrants were issued for accrued interest, were valued at $28,918 using the Black-Scholes option pricing model.

During the nine-month period ended September 30, 2010, the Company issued warrants to purchase 500,000 shares of common stock to a consultant. The warrants have an exercise price of $0.12 and expire between three years from grant. The warrants were valued at $57,100 utilizing the Black-Scholes options pricing model and was recorded as an increase in additional-paid in capital and an increase in consulting fees.

The fair value of the warrants granted during the nine-month period ended September 30, 2010 and 2009 is based on the Black Scholes Model using the following assumptions:

	September 30, 2010	September 30, 2009
Exercise price:	$0.10 - $0.32	$0.01 - $0.40
Market price at date of grant:	$0.135 $0.225	$0.10 - $0.23
Expected volatility:	64.25% - 168.64%	69% - 112%
Term:	2 – 9 years	2 – 5 years
Risk-free interest rate:	0.34% - 3.59%	0.75% - 2.72%

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

In February 2009, the Company entered into a 1 year marketing agreement with Cydcor Inc. whereby Cydcor will market the Company's services and perform marketing campaigns as it may determine from time to time. Cydcor will be paid on a commission basis on all customer orders that has an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month. In addition, the Company granted 250,000 three-year stock options to purchase common stock to Cydcor at an exercise price of $0.20. The Company valued these options utilizing the Black-Scholes options pricing model at $0.09 per share or $22,500 and recorded marketing expense for the nine-month period ended September 30, 2009.

In February 2009, the Company issued in aggregate 700,000 five-year stock options to purchase common stock for legal services with a vesting period of 12 months at an exercise price of $0.20. The Company valued these options utilizing the Black-Scholes options pricing model at $0.19 per share or $133,000. For the nine-month period ended September 30, 2009, total stock-based legal expense charged to operations amounted to $77,583. At September 30, 2009, there was $55,417 of total unrecognized legal expense related to non-vested option-based compensation arrangements.

In July 2009, the Company issued in aggregate 500,000 three-year stock options to purchase common stock for consulting services with a vesting period of 6 months. The Company valued these options utilizing the Black-Scholes options pricing model at $0.22 per share or $53,200. For the nine months ended September 30, 2009, total stock-based consulting expense charged to operations amounted to $17,733. At September 30, 2009, there was approximately $35,467 of total unrecognized consulting expense related to non-vested option-based compensation arrangements.

For the nine-month period ended September 30, 2009, the Company granted 5,725,000 five-year stock options to purchase common stock to employees at exercise prices ranging from $0.15 to $0.21 per share. For the nine-month period ended September 30, 2009, total stock-based compensation charged to operations for option-based arrangements amounted to $701,578. At September 30, 2009, there was $551,901 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Qualified Stock Option Plan and Non Qualified Stock Option Plan.

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

During the nine-month period ended September 30, 2010, the Company modified the exercise price of certain options aggregating 15,825,342 to $0.18 exercise price. As a result of the modification, the Company recognized an expense of $239,821 as an increase in additional paid-in capital and an increase in selling, general & administrative expense.

For the nine-month period ended September 30, 2010, the Company granted 3,756,252 ranging from three to five-year stock options to purchase common stock to employees at exercise prices ranging from $0.12 to $0.21 per share. For the nine-month period ended September 30, 2010, total stock-based compensation charged to operations for option-based arrangements amounted to $703,231. At September 30, 2010, there was $395,673 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Qualified Stock Option Plan and Non Qualified Stock Option Plan.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	September 30, 2010	September 30, 2009
Exercise Price	$0.01 - $ 0.20	$0.15- $ 0.21
Market price at date of grant	$0.125 - $ 0.225	$0.13 - $ 0.225
Expected volatility	78.2% - 100.4%	68% - 199%
Risk-free interest rate	0.75% - 2.47%	1.34% - 3.87%

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation

In January 2009, the Company filed a declaratory relief in connection with an investment banking agreement entered into fiscal 2008 against Merriman Curhan Ford & Co. in the Supreme Court of California - County of Riverside Case No. 083346. In February 2009, the Company received a notice of petition for order compelling arbitration in the Superior Court California- San Francisco County, Case No. CFP 09-509186, which was filed on January 28, 2009 by a placement agent, Merriman Curhan Ford & Co., for failure to pay fees for services associated with an investment banking agreement. The placement agent is seeking for the reimbursement for out of pocket fees of approximately $31,000, payment of notes payable with principal amount of $161,200 and 370,370 shares of the Company. The case is set for hearing in 2011. The Company contends that the agreement was obtained by misrepresentations and concealment and that it is unenforceable and void. If the case proceeds, the Company intends to respond aggressively to the arbitration and believes that there is a very low likelihood of an unfavorable outcome.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during the nine-month periods ended September 30, 2010 and 2009 amounting $12,500 and $28,000, respectively. The rental property was used for temporary employee housing during such periods.

NOTE 14 - ACCRUED PAYROLL TAXES

As of September 30, 2010, the Company recorded a liability related to unpaid payroll taxes for the period from May 16, 2008 to September 30, 2010 for $2,895,561, of which, $583,000 is relates to accrued interest and penalty.

NOTE 15 - SEGMENTS

During the nine-months ended September 30, 2010 and 2009, the Company operated in one business segment. The percentages of sales by geographic region for the nine-month periods ended September 30, 2010 and 2009 were approximately:

	2010	2009
United States	25%	11%
Europe	75%	89%

NOTE 16 - SUBSEQUENT EVENTS

During October 2010, a convertible promissory noteholder exercised 100,000 warrants at $0.10.

During October 2010, the Company issued 300,000 shares of common stock for the settlement of $35,000 debt.

During October 2010, the Company issued 5,938,462 shares of common stock pursuant to a private placement which generated gross proceeds of $355,000. In connection with this private placement, the Company issued warrants to purchase an additional 500,000 shares of common stock. The warrants are exercisable at a price of $0.12 per share. The warrants expire three years from the date of grant.

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

Currently, our services include the following:

· My Hub - offers 2 GB of free storage to all customers from the web-site and at point of sale. We are now also offering the option to purchase monthly and annual plans for multiple devices. My Hub offers Mobile Sync, which provides customers with the ability to sync their mobile phones, including data, contacts and photos, allowing them to be accessed online. My Hub also includes PC Backup and Music Anywhere, which allows our customer to access all of their music from anywhere in the world.  In December we will launch My Hub 2.5, which is a thinned down version of the original My Hub 1.0.  My Hub 2.5 was developed based off of suggestions from user acceptance reports critiquing the original My Hub.  In December, we will also be launching a monthly service at point of sale.

Link: http://www.carphonewarehouse.com/my-hub

· Wirefly Mobile Backup/Contact Mover – provides backup for mobile devices’ contacts, photos, music and videos, as well as DATA transfer service, allowing the transfer of contacts between the customers old and new phone. We "soft launched" this service on November 1st, with full roll out over the Simplexity network of partners throughout the next 6 months.  The service will also be bundled into certain offerings to add additional value.

Link: http://www.wirefly.com/backup

· Comet on Call File Safe – offered in Europe providing back up services in retail stores. This product is being sold on the shelf and bundled with promotions, however we are seeing little results from this retailer.
· Spare Backup – unlimited storage for $59.99 a year. Link:  www.sparebackup.com
· My Memory Center (Sony) – backup with Viao Care warranty support service from Sony for Viao products, as well as a 90 day free trial. Also offered through "Back Stage" stores, where it is bundled.
· Spare backup Enterprise – offering backup services for corporate clients with varying needs, from clients with 5 PCs to 100 PCs, ranging in prices.
Link: http://my.sparebackup.com/product_wizard.asp?source=SPBU

Third Quarter 2010 Developments

While the third quarter was challenging, we have overcome the two most significant issues addressing the company for over a year.   First, we have finally developed what we feel is the optimal product positioning and pricing that has enabled our business model to achieve substantial growth. Secondly, this has enabled us to have visibility for funding ourself from the cash flow generated by this revenue growth.

We have now completed the full roll out for Simplexity.  This has necessitated our Research and Development spending to stay at a high level.  We have now completed the synchronization across 1,200 possible cell phone models, carriers, and different operating systems, permiting the transfer of data from an older cell phone to a new one.   Additionally, we enhanced and tested Spare Backup’s efficacy at backing up and recovering multiple types of data for each mobile phone operating system.   New data recovered includes contacts and calendar items, photos, music catalogs, and videos.  While this software enhancement and testing caused a delay in starting our full rollout with Simplexity (prior to the soft launch in early November), it is now in a position to fully launch.   A quick note on Simplexity, Wirefly.  It is a privately owned cellular device fulfillment company.  It is the number one authorized fulfillment agent for every major cell phone carrier, and many major retail distributors, having held this position for the past six years.    Spare Backup’s software development has uniquely positioned itself.  We are not aware of any other software company that has accomplished this range of cell phone capabilities across all major manufacturers, brands, and different operating systems.   This present a unique software offering to cell phone users, distributors, and carriers, and we are enthusiastic about the prospects resulting from the foundational work completed.  We also anticipate rolling out our security suite of products in December.  We believe that this set of products, along with the backup solution, will give consumers great added protection.  Our marketing and distribution strategy is in place with a few of our partners, some will sell it as a standalone bundle with Backup, and through our insurance partners they will bundled into warranty programs.

We expect that the full roll out with Simplexity will increase our revenues and improve our cash flows from operations for the foreseeable future.   During the Third Quarter we decreased our selling, general and administrative by 40% from the comparable prior year quarter.  We believe we can continue to reduce our operating expenses which will help us achieve break-even.  Our Equity Line financing is anticipated to close within the next six months.   The delay in this Equity Line being effective has caused us to bridge its funding through its strategic investors.

During the nine-month period ended September 30, 2010 we have been developing various new product lines, such as Spare Mobile and Spare Sync/Collaborate, as well as improving our already existing products such as Spare Backup and Spare Switch.  Spare Mobile focuses on mobile phones, ensuring users that their contacts, photos and data are securely backed up and can be accessed from anywhere in the world.  Spare Sync/Collaborate allows our customers to move date effortlessly between devices. We have worked on ensuring that our products are compatible with all of the newest technologies, allowing connection between laptops, cameras, televisions, mobile phones and other mobile devices.  We have improved our photo storage along with our mobile storage. New to our products, we now provide the back up of movies and calendar through the phone. Customers can now also remotely control their various devices from other devices, making sharing content and moving files and data with a single touch. In December, our customers will have the ability to find their mobile phones and remotely control it, providing them with the opportunity to get the location, lock the device and wipe the date via a browser, through the Spare Suite of security products.  These products will be bundled into our Spare mobile products and sold at a premium in some cases.

The following is an example of our website, showing the different device and information that our products cover, as well as an example of what a user will see when managing their devices and information.

THE SECURE BACKUP AND CLOUD SERVICES SOLUTION.

Apps Store | Storage Devices | Music | Photos | Mobile Sync | Investors Relations

MEMBERS SIGN IN

Username: Password:

Remember Me Forgot Password?

Your DIGITAL WORLD-everything you need safe and secured.

PHONES

EXPLORE »

BACKUP & STORAGE

EXPLORE »

MOBILE APPS

EXPLORE »

MUSIC

EXPLORE »

PHOTOS

EXPLORE »

REGISTER NOW!

GET 2GB FREE STORAGE

*First Name:

*Last Name:

*Email address:

Phone Manufacturer: Nokia

*Model:

*Network:

*Phone Number:

Contract end date: mm / dd / yyyy

Register Now

I would like to receive information by email.

*Accept terms and conditions.

SAFE & SECURE
EASILY ACCESSIBLE
24 HOURS ONLINE DIGITAL
PROTECTION

Careers | Online Privacy Policy | Terms of Use | Feedback

© 2005–2009 Spare Backup, Inc. All rights reserved. Spare Backup and Spare Switch are the registered trademarks of Spare Backup Inc Spare Corporate Protection, Spare Mobile, Spare Room, Spare Support, Spare Support Tool, and Spare Workgroup are the trademarks of Spare Backup, Inc. All other marks and trade names used herein are the property of their respective holders.
Spare Backup, Inc. (OTCBB:SPBU) Privacy Policy

VeriSign Payment Services now a PayPal business

Second Generation Software:

We have completed the enhancement of our software, as well as successfully deployed “My Hub” for Car Phone Warehouse. We started training in the third quarter, where trainers went to stores to explain the offering. We have been able to this thanks to feedback from the initial user base, as well comments from focus groups.  As a result of the feedback, we completely redesigned the user experience.  We have established a simple sign up process that automatically downloads to both the mobile client through an “SMS” message and backs up onto the client’s computer.   We are marketing this new software with an upfront one-year subscription fee, and are easily deployed by the sales person at the retail point of purchase.  We hope this will accelerate our path to cash flow growth.

While we have been working to complete the development of our second-generation software, we have succeeded in making significant progress in reducing costs.  We anticipate that we will see the benefits of our research and development outsourcing throughout the remainder of the year. As our products gain market acceptance and our rollouts continue with our current and future partners, we anticipate significant improvement in both revenues and profitability.  We have placed a great deal of emphasis on our mobile platforms, specifically mobile phones, as we have completed the deployment of our software so that it is compatible for all phones varieties. The following lists the mobile operating systems we support: Blackberry OS v4.6, 4.7 and 5.0, Android OS v1.5, 1.6 and 2.1, WinMobile OS v6.1 and 6.5, Java S60 Phones with MIDP 2.0 and 2.1, and iPhone OS v3.0, 3.1 and 4.0.

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $108 million from cash and non-cash activity since inception through September 30, 2010. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business.  We have secured a line of credit of $10 million; at September 30, 2010, however, we have not closed on the line of credit.  We expect to close on the line of credit within the next six months and plan to draw down from it in fiscal 2011, using portions of it to pay off liabilities and taxes.  We plan to be operating on our own cash flow around December 2011 though.

Financing:

We have negotiated down our liabilities, as well as settled numerous lawsuits in our favor. We have been communicating with the IRS regarding our outstanding payroll tax liability. Our understanding is that once we pay the current federal withholding taxes, we may be able to secure a payment plan for our outstanding payroll tax liability. The current financing environment has been challenging, but we are encouraged by the plans we have in place which have helped us to focus on growing the business and executing our business model. We expect to have enough capital and /or receivables to be self-sufficient and not need to seek additional financing within the next six months, however we cannot guarantee this.

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

We are continuing to expand our current distribution partners with scheduled launches throughout the remanding part of the year. We are adding new partners, such as the phone house in Spain.  Wirefly/Simplexity have started selling the custom solutions that we developed, through a soft launch in November that rolls out accross their network of affiliates throughout the next six months. We are also looking into and negotiating licensing deals where potential partners can license our software for a flat fee as they incur all costs associated, such as storage and customer support. It is still to early to tell if our cloud offerings are going to be successful, however, we believe very strongly in its potential. We believe that our technology is already proven with our box sales product at retail and as the mobile phone market, specifically smart phones, continues to grow. We believe our offerings will adopt to the customers as our cloud system provides smart phones with the ability to link into our cloud and connect to multiple devices.

We are working on providing our partners with real time data analytics from their consumers via Spare's subsidiary company SMA, which will provide them with behavioral pattern matching and market research.

We are currently in negotiations with certain U.S. and South Pacific partners, who we are hoping to secure throughout the remainder of the year. We are now in the process of rapidly expanding sales as our software is completed and ready to be distributed.

Results of Operations

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		Increase/	Increase/	For the Nine Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)	September 30,		(Decrease)	(Decrease)
	2010	2009	in $ 2010	in % 2010	2010	2009	in $ 2010	in % 2010
			vs 2009	vs 2009			vs 2009	vs 2009

Net Revenues	$104,832	$768,006	$(663,174)	-86.4%	$878,425	$1,855,344	$(976,919)	-52.7%

Operating expenses:
Research and development	510,384	356,919	153,465	43.0%	2,010,556	883,414	1,127,142	127.6%
Selling, general and administrative	1,345,129	2,564,721	(1,219,592)	-47.6%	5,899,203	7,612,193	(1,712,990)	-22.5%
Total operating expenses	1,855,513	2,921,640	(1,066,127)	-36.5%	7,909,759	8,495,607	(585,848)	-6.9%

Operating loss	(1,750,681)	(2,153,634)	402,953	-18.7%	(7,031,334)	(6,640,263)	(391,071)	5.9%

Other income (expense):
Change in fair value of derivative liabilities	(52,849)	239,011	(291,860)	-122.1%	(135,468)	256,736	(392,204)	-152.8%
Gain from debt settlement	24,906	-	24,906	100%	320,633	297,799	22,834	7.7%
Interest expense	(497,093)	(1,270,727)	773,634	-60.9%	(1,418,787)	(1,870,678)	451,891	-24.2%
Total other income (expense)	(525,036)	(1,031,716)	506,680	-49.1%	(1,233,622)	(1,316,143)	82,521	-6.3%

Net loss	(2,275,717)	(3,185,350)	909,633	-28.6%	(8,264,956)	(7,956,406)	(308,550)	3.9%

Revenues

Our net revenues primarily consist of subscription fees charged for online back-up services. Our net revenues decreased during the three and nine-month period ended September 30, 2010, when compared to the comparable periods in 2009, due to a decrease in the base over which deferred revenue is amortized, as well as a shift in our positioning from a traditional online backup provider, to a cloud computing platform that includes Mobile and Sync features. The deferred revenue is resulted from our previous partnership with DSG International. During the end of fiscal 2009, we mutually ended our agreement with DSG International, and therefore expect the amount of revenue recognized from the amortization of deferred revenue to decline over fiscal year 2010. We are currently concentrating our resources on bringing in new customers to replace this missing income.  We believe that our alliance with Simplexity will improve our operating cash flows during the remainder of 2010 and 2011.

Research and Development

Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Our research and development expenses for the three and nine-month period ended September 30, 2010 include costs associated with continued development of user interfaces and additional products, including version 6.0 of Spare-Backup, Spare’s cloud or Spare Room, Spare Mobile, Spare Switch, and Spare Synchronization, and reflected increased research and development efforts to successfully meet various deadlines set by our OEM partners. The increase in our research and development expenses when compared to the comparable period in 2009 is primarily attributable to an increased in the our efforts to produce new products and appeal to new customers as previously mentioned.  We have been steadily working to ensure that our services operate with the latest technologies, including the following mobile operating system: Blackberry OS v4.6, 4.7 and 5.0, Android OS v1.5, 1.6 and 2.1, WinMobile OS v6.1 and 6.5, Java S60 Phones with MIDP 2.0 and 2.1, iPhone OS v3.0, 3.1 and 4.0. We have also worked very hard to ensure that we are compatible with the following mobile devices, as we are adding new devices on a weekly basis:

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

The increase in selling, general and administrative expenses during the three-month period ended September 30, 2010 when compared with the prior period is primarily due to the following:

•	a decrease in sales and marketing of approximately $365,000 due to paying commissions to DSG International occurring only during the 2009 period than the comparable period in 2010;
•	a decrease in employee related costs of approximately $355,500 due to the company’s effort to concentrate their resources;
•	a decrease in depreciation expense of approximately $161,000 due to certain assets being fully depreciated during 2009 and the first quarter of 2010;
•	a decrease in professional and consulting fees of approximately $97,00 due mainly to higher legal fees in the three month period in 2009 when compared to 2010.

The decrease in selling, general and administrative expenses during the nine-month period ended September 30, 2010 when compared with the prior period is primarily due to the following:

•	a decrease in sales and marketing of approximately $1,211,000 due to paying commissions to DSG International occurring only during the 2009 period than the comparable period in 2010;
•	a decrease in employee related costs of approximately $844,000 due to the company’s effort to concentrate their resources;
•	a decrease in depreciation expense of approximately $476,000 due to certain assets being fully depreciated during 2009 and the first quarter of 2010; offset by,
•
an increase in professional and consulting fees of approximately $768,000 due primarily to the issuance of shares of common stock  and options for services, such services are related to worldwide business development as we attempt to expand our international markets; and

•	an increase in warrant expense of approximately $241,00 due to the modification of certain warrant terms.

Other Expenses

Our total other expenses, net for the three and nine-month period ended September 30, 2010 decreased $506,680 and $82,521, or approximately 49.1% and 6.3%, respectively, from the same period in fiscal 2009. The decrease in total other expenses from 2010 to 2009 were primarily attributable to the following:

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

Change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase and decrease of approximately $53,000 and $239,000 for the three-month period ended September 30, 2010 and 2009, respectively has been recognized as other income in those periods. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase and a decrease of approximately $135,500 and $257,000, respectively for the nine-month period ended September 30, 2010 and 2009, respectively has been recognized as other income in those periods.

Historically we have been at a disadvantage in negotiating the terms of financing transactions which have resulted in the recognition of these derivative liabilities. We have reassessed at September 30, 2010, the number of authorized but unissued shares and taking into consideration the floorless feature in connection with the redemption provision on the 10% and 8% convertible promissory notes and have concluded that a derivative liability of approximately $310,000 is necessary.

Gain from Debt Settlement

During 2010, we settled numerous court cases and disputes with vendors. As a result, we recognized a total gain from debt settlement of approximately $320,000, representing an increase of approximately $23,000, or 7.7% from 2009.

Interest Expense

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The decrease in interest expense during the three and nine-month period ended September 30, 2010 when compared to the comparable 2009 periods of approximately $774,000 and $452,000, or 60.9% and 24.2%, respectively.

Liquidity and Capital Resources

At September30, 2010, our cash overdraft amounted to approximately $69,000 and our working deficit amounted to approximately $10,193,000 as compared with cash overdraft of approximately $43,000 and a working deficit of approximately $9,414,000 at December 31, 2009.

During the nine-month period ended September 30, 2010, we used cash of approximately $3,700,000 in our operating activities. Our cash used in operating activities was comprised of our net loss of approximately $8,265,000 adjusted for the following:

•	Fair value of options and warrants issued to employees of approximately $703,000;
•	Depreciation of property and equipment, amortization of debt discount, amortization of prepaid expenses and amortization deferred financing costs of approximately $938,500;
•	Fair value of convertible promissory notes modification of approximately $165,000;
•	Fair value of common stock issued in connection with note payable issuance of approximately $184,000;
•	Fair value of options and warrants issued to consultants of approximately $235,000;
•	Fair value of option and warrant modifications of approximately $721,000;
•	Change in fair value of derivative liabilities of approximately $135,500;
•	Fair value of common stock issued in connection with services rendered of approximately $759,000; offset by the
•	Gain from debt settlement of approximately $321,000

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accrued interest on convertible promissory notes of approximately $229,000, resulting from the 8% convertible notes issued in later fiscal 2009.
•	Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $1,329,000, resulting from an increase of unpaid payroll taxes; offset by the
•	Decrease in deferred revenue of approximately $621,000, resulting from the mutual release of our agreement with DSG International.

During the nine-month period ended September 30, 2010, we incurred capital expenditures of approximately $55,000. Such capital expenditures were primarily made to provide more servers to support our back-up services.

During the nine-month period ended September 30, 2010, we generated cash from financing activities of approximately $3,754,000, which primarily consisted of the proceeds from notes payable of $1,150,000,proceeds from the convertible promissory notes of $152,500, the net issuance of common stock of approximately $2,249,500, proceeds from the exercise of stock options of $6,000, proceeds from the exercise of warrants of approximately $575,000, repayment of notes payable of $405,000 and decrease in cash overdraft of approximately $26,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Raising Transactions

During the nine-month period ended September 30, 2010, we issued in aggregate 20,922,084 common shares pursuant to a private placement which generated gross proceeds of approximately $2,249,474. In connection with this private placement, we issued 16,470,140 warrants exercisable at a price range of $0.12 to $0.20 per share. The warrants expire three years from the date of grant. We paid finder's fee of $39,000.

During the nine-month period ended September 30, 2010, we issued $102,500 of 8% convertible promissory notes.

During the nine-month period ended September 30, 2010, we issued $50,000 of 10% convertible promissory notes. In connection with the issuance of these convertible promissory notes, upon maturity or conversion, we shall issue 250,000 warrants at an exercise price of $0.12. The warrants expire three years from grant date.

During the nine-month period ended September 30, 2010, we issued $1,150,000 of notes payable.

During October 2010, we issued in aggregate 5,938,462 common shares pursuant to a private placement which generate gross proceeds of approximately $355,000. In connection with this private placement, we issued 500,000 warrants exercisable at $0.12 per share. The warrants expire three years from the date of grant.

Going Concern

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $108 million from cash and non-cash activity since inception through Septeember 30, 2010.  We also have approximately $2.9 million of unpaid payroll taxes due to the IRS at September 30, 2010.  Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we can offer no assurances that we will be successful in raising working capital as needed particularly in the current economic climate. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2010, we issued 3,561,641 shares of common stock to 12 accredited investors in connection with the payment of accrued interest of the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to $463,041 or $0.13 per share.  This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D of that Act.

During the three-month period ended September 30, 2010, we issued 5,150,000 shares of common stock to five vendors in connection with services performed of $640,976. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

During the three-month period ended September 30, 2010, we  issued in aggregate 6,216,667 common shares to 14 accredited investors pursuant to a private placement which generated gross proceeds of approximately $721,000. In connection with this private placement, the Company issued 4,216,667 warrants exercisable at a price range of $0.12 to $0.16 per share. The warrants expire three years from the date of grant. The Company paid finder's fee of $7,250. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D, Rule 506 and Section 4(2) of that act.

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

SPARE BACK UP, INC.

Dated: November 22, 2010	By:	/s/ Cery B. Perle
Cery B. Perle President, Chief Executive Officer and Director and Principal Financial and Accounting Officer