Form 10-K
period 2010-12-31
SPARE BACKUP, INC.
filed 2011-04-22
CIK 1103577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2010, the registrant's most recently completed second fiscal quarter, was $23,412,552. For purposes of this calculation, an aggregate of 6,488,681 shares of Common Stock were held by the directors and officers of the registrant on June 30, 2010 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of common stock outstanding as of March 31, 2011: 220,542,925.

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

SPARE BACKUP, INC. 2010 ANNUAL REPORT ON FORM 10-K

Table of Contents

PART I

		Page
Item 1.	Business	4
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	(Removed and Reserved)	16

PART IV

Item 15.	Exhibits, Financial Statement Schedules	38

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

Our Products and Services

Our flagship products are Spare Mobile™ and Spare Backup™, a fully-automated remote backup solution designed and developed for mobile devices and small office or home environment users, allowing automatic and efficient back ups of all data on selected mobile devices, laptop and desktop computers. As a result, we believe consumers and small companies can ensure file safety of all files contained on their mobile devices, personal computers (PCs) and laptops for backup and retrieval. We launched our Spare Back-up service and software product version 1.0 in March 2005 and are currently offering version 6.0 of the product. Our Spare Switch™ software enables users to complete the transfer of personal files from one PC to another via a high speed Internet connection. Our software has unique characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

Spare Mobile will provide a user with the ability to backup data and content from their phone to the Spare cloud without the need to connect the mobile device to a PC via a cable.

●	Backup is performed securely using the users’ mobile or Wi-Fi network; mobile network usage charges may apply.
●	Backup captures data stored both on the Mobile devices onboard memory as well as any add on memory devices such as a memory card.
●	Backup captures all pertinent user data and configuration if feasible.
●	A user has the ability to configure the frequency that backups occur.
●	The Spare Mobile software detects files that should be backed up automatically.
●	Users have the ability to customize which files to back up and have the ability to recover a backed up file(s) to their mobile device.
●	If a user also has a Spare Backup account, the user has the ability to retrieve mobile files from a variety of devices using our Spare Synchronization service.
●	Spare Mobile will support the following Mobile device operating systems:
●	Blackberry Platform v4.3 & above, some exceptions based on models and hardware/software features available on the phone, such as GPS chip;
●	Android OS v1.5 & 1.6 backup and security functions;
●	Android OS v2.1 & above backup and security functions;
●	WinMobile OS v6.0, v6.1 & v6.5 backup and security functions;
●	iPhone OS v3.1.3 supports backup only;
●	iPhone OS v4.0 & above backup and security functions; and
●	Java phones with MIDP 2.0 and/or MIDP 2.1 backup only.

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

Our offers vary depending on partnerships, in some cases we offer new users a free 14-day trial, other could be an allocation of space of 1 gigabyte. Spare Backup services cost between $0.99 and $6.99 per month and certain partners offer annual plans.

We developed new products and integrated new feature functionality into our Spare Backup® software. The new offerings in our Spare line of software products include: Spare Room™, Spare Mobile™ and Spare Synchronization™. The following paragraphs provide certain information regarding our line of products and features:

Spare Room is designed to complement the Spare Backup software. We launched this product in the second quarter of fiscal 2009. This is a first step to digital contract management and cloud computing for Spare Backup users. This feature has been distributed and is available to our active Spare backup users by downloading and installing the software which is obtainable thru our distribution partners. We are currently in production with this product for Car Phone Warehouse Limited, which distributes this under the name “My Hub”.

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

How We Market Our Products and Services

Our strategy is to partner with leading companies such as computer manufacturers (OEMs), high speed cable providers (MSOs), retailers mobile operators, mobile resellers, warranty and service companies that have established brands as a way to gain acceptance for, and create a demand for, our products and services. We believe that by bundling our products and services as one feature of a value-added service offered by major national and international brands that we will be able to leverage their brand recognition and marketing efforts to accelerate our market acceptance and significantly increase our adoption rates. We have been focusing as of lately, on four vertical channels: insurance/warranty, retail, OEM’s and Telco’s.

Our products are sold direct to the customer via our web site for online distribution. Users may try our products and services at no cost for a limited trial period or by a quantity of storage, which can be easily downloaded.

In January 2010, we renewed our license agreement with Sony Electronics, Inc.© (Sony), under which we granted Sony a non-exclusive, world-wide license to our Spare Backup fully-automated remote backup solution and software tools, including the right to reproduce, publish, prepare derivative works and sell the product, as well as the right to use our trade name, trademarks and other identifying logos. Under a one year program, Sony may distribute out product through their “Back-Stage” stores and preinstall our Spare Backup service and software tools, on hardware, and or other Sony products it sells, as it determines, on a royalty-fee basis. Sony will receive a percentage of each subscription sold to the end user during the term of the agreement and for 24 months after its termination.

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

In February 2010, we renewed our 1 year agreement with privately held Cydcor whereby Cydcor will market our line of backup services for consumers and small businesses throughout its business to business direct sales network. Cydcor is a market leader in outsourced direct sales with over 3,000 direct sales professionals servicing hundreds of thousands of business clients in North America. Their clients represent some of the brands, covering many different industries, including telecommunications, cable, internet, office products, merchant services and energy. Under the terms of the agreement, Cydcor will offer Spare Backup's business data storage solutions to its network of business clients. Cydcor will be paid in a commission basis on all customer orders that has an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month.

In April 2010, we entered into a 3 year agreement with Simplexity, LLC, owner of the website Wirefly.com (“Simplexity”). Simplexity is based in Reston, Virginia and is the Internet’s leading authorized seller of cell phones and wireless services. The agreement gives Simplexity the exclusive right for marketing and distribution of our data storage and cloud computing services through online mobile sales sites. We will provide the co-branded platform to Simlexity’s Wiefly.com customers, as well as affiliated companies through a promotional offer anticipated to begin in the second quarter of 2010. We will share all revenue derived from this agreement with Simplexity on an undisclosed basis.

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

In April 2010, we entered into a 2 year agreement with Federal Warranty Service Corporation (“Assurant”), which automatically renews for another 2 years unless either party terminates. The agreement provides Assurant with our Spare Backup, Spare Mobil, Spare Switch and Spare Synchronization products, which will be marketed in conjunction with their warranty products to the public. Our product line will be Assurant’s exclusive provider for it’s eligible products, unless requested other wise by the retail provider.

In December 2010, we entered into a 2 year agreement with Lifestyle Services Group Limited Group (“LSG”), which automatically renews for another 2 years unless either party terminates. The agreement provides for a co-branded cloud-based digital platform service that will be incorporated into LSG’s warrantee and service programs. The services will be provided on an exclusive basis to the financial services industry clients served by LSG in the U.K. and on a non-exclusive basis for all other customers. The online data backup system will maintain and restore data for LSG's consumers and partners which include a number of world's leading financial services companies.

The various deliverables under each of these agreements require that we devote additional resources to enhance and port our offerings across devices in a short time frame.  However, allocating resources is not sufficient to solve the technical and marketing issues we face and reduce time to market.  This is why we approached Tarsin Ltd to provide us with the following:
•	Seasoned mobile software development team;
•	Mobile backup solutions for feature phones;
•	Existing relationships with device manufacturers, such as Motorola, Nextel
•	Improve the depth of our relationship with existing parnters;
•	Increased coverage of devices offered by device manufacturers, which offers a migration opportunity millions of feature phone users.

We expect to complete our transaction with Tarsin Ltd within 60 days.

Customer Support

We provide tier 1 and tier 2 support for our services. Our tier 1 customer support provides initial call resolution and direct linking capabilities to our tier 2 customer support. Tier 2 customer support is managed by an internal group of specialists who are co-located within our Network Operation Center and software development headquarters in Palm Desert. Co-location with the software development group allows for the resolution of highly specific technical issues as well as identification of potential application flaws. Our support services were initially available from during evening hours during the week and extended hours on weekends. In March 2007 we began offering 24/7/365 customer support.

Research and Development

Our products were developed primarily by our employees assisted by contractors in certain specialty areas. We have invested approximately $2.3 million and approximately $1.1 million in research and development during fiscal 2010 and fiscal 2009, respectively.

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

Our primary competitors are various Internet-based backup providers’ such as Connected.com, Livevault, and backup.com, Carbonite and EMC/Mozy. These companies provide services similar to our PC backup and each have to various degrees a market presence. We also compete with providers of traditional backup technologies, such as Veritas and Symantec (swampdrive) (Norton 360). With mobile technology, we have very few competitors that can compete with our service of synchronization between the PC and mobile devices. Competitors include SugarSync, Inc., Lookout, Inc.  and to an extent McAfee, Inc.

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

We plan on filing additional patent applications in 2011.

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

Employees

As of March 31, 2011 we had 24 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

On February 6, 2004, we closed an Agreement and Plan of Merger with Grass Roots Communications Inc., a Delaware corporation. Grass Roots was a development stage company incorporated in Delaware in June 2002 initially to create, produce, deliver and track targeted multimedia communications over the Internet. Under the terms of this agreement, Grass Roots became our wholly-owned subsidiary. At the effective time of the merger, the stockholders of Grass Roots exchanged their securities for approximately 12,300,000 shares of our common stock, representing approximately 93% of our common stock. Contemporaneous with this transaction, Grass Roots' President and Chief Executive Officer, Mr. Cery B. Perle, was elected as a member of our Board of Directors and appointed CEO. Mr. Edward L. Hagan, Secretary of Grass Roots, was appointed our secretary. Mr. Perle, the principal stockholder of Grass Roots, and members of his family/household received an aggregate of 46% of our shares of common stock as a result of the exchange upon the merger.

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

If we are unable to obtain financing necessary to support our operations, we may be unable to continue as a going concern.

Our net losses for the fiscal years ended December 31, 2010 and 2009 were $11,127,218 and $10,571,914, respectively. We have never generated sufficient revenues to fund our ongoing operations. Our operating losses for fiscal 2010 and fiscal 2009 were $9,966,532 and $8,795,283, respectively, and these losses are primarily attributable to our sales, general and administrative expense. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses, cash used in operations and working capital deficit. Our ability to continue as a going concern is dependent upon our ability to raise additional capital as described below. The financial statements included in this annual report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not able to continue as a going concern.

Our revenues are not sufficient to fund our operating expenses and we will need to raise additional capital.

Our operating loss has increased approximately 13% for fiscal 2010 over fiscal 2009; we will need to significantly increase our revenues to fund these costs. At December 31, 2010 we had approximately $127,000 cash overdraft and a working capital deficit of approximately $10 million. We have raised subsequent to December 31, 2010, approximately $660,049 from the sale of our common stock. We intend to use the proceeds form the sale of the common stock for working capital purposes. Our current working capital is not sufficient to pay our operating expenses, our obligations as they become due or certain tax liabilities nor is our working capital sufficient to fund any expansion of our company.

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

Net revenues from the sales of our Spare Backup line of products have been limited and insufficient to fund our ongoing operations. We reported net revenues of $958,886 and $2,692,320, respectively, for the fiscal years ended December 31, 2010 and 2009. Our net revenues significantly decreased for fiscal 2010 over fiscal 2009 and we will need to significantly increase if we are to provide cash to fund our operating expenses. We cannot guarantee either that the demand for our Spare Backup line of software products will develop, that such demand will be sustainable or that we will ever effectively compete in our market segment. In addition, we cannot predict what impact, if any, the reduction in discretionary spending will have on future sales of our products. If we are unable to generate any significant net revenues from our products and services, our business, operating results and financial condition in future periods will be materially and adversely affected and we may not be able to continue our business as presently operated, if at all.

We have approximately $2,560,000 of debt which is presently past due and an additional $247,000 which will become due during 2011 and we do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $3,150,000 which are either currently past due or which are due in the current fiscal year. Currently, there are $1,688,772 principal amount of the 8% short-term notes which are past due, $420,963 principal of the 10% short-term notes which are past due, and $892,500 of notes payable which are past due.  In 2011, $119,000 principal of the 8% short-term notes and $128,000 of notes payable become due. During 2011, we have been in contact with numerous note holders to work out either a repayment or extension of these notes. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations. If we are unable to restructure these notes and we are unable to raise the capital necessary to satisfy the obligations, it is possible we will be forced to cease operations.

We will need additional financing which we may not be able to obtain on acceptable terms. If we are unable to raise additional capital as needed, our continued operations will be adversely affected and the future growth of our business and operations will be severely limited.

Historically, our operations have been financed primarily through the issuance of equity and debt. Because we have a history of losses and have never generated sufficient revenue to fund our ongoing operations, we are dependent on our continued ability to raise working capital through the issuance of equity or debt to fund our present operations. Because our operating expenses have continued to grow and we do not know if our net revenues will grow at a pace sufficient to fund our current operations, the continuation of our operations and any future growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. While the actual amount of our future capital requirements, however, depend on a number of factors, including our ability to grow our net revenues and manage our business, it is likely we will need to raise a significant amount of capital during fiscal 2011 if we are to continue our current operations and satisfy our obligations as they become due. In addition to the challenges facing the capital markets today which make raising equity capital much more difficult for a company such as our than in prior years, the existence of a number of short term notes which are either currently past due or which will become due in 2011, together with the pending litigation facing our company and the piggy-back registration rights we have granted a number of investors serve to also make it harder to raise the capital we need. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. If we are unable to raise additional working capital as needed, our ability to continue our current business will be adversely affected and may be forced to curtail some or all of our operations.

We are past due in the payment of payroll taxes.

At December 31, 2010 we had approximately $3,203,000 of accrued but unpaid payroll taxes due to the federal government and since that date, through March 31, 2011 the amount has increased to $3,375,555. We do not have the funds necessary to satisfy this obligation. During April 2011, the Company had entered into an installment plan with the state of California to pay off their outstanding balance, the payment scales up and works with the our cash flow, $25,000 for 3 months, $35,000 for the next 3 months and $50,000 per month there after till paid off, allowing us to still maintain our cash flow. The company has made payments against our outstanding balance. If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Perle, our President, and our Board of Directors could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid. We are also currently working with the IRS on a payment plan for our outstanding balance with them.

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

We are currently a defendant in three separate lawsuits in which the plaintiffs are seeking approximately $355,000 together with attorney's fees, costs and prejudgment interest. We are also incurring additional legal fees in our efforts to defend these actions. While we believe our defenses are meritorious in each of these cases, should we not prevail in one or more of the actions we could be forced to pay significant amounts which, given our current cash position and need for working capital, could materially adversely affect our ability to continue as a going concern.

The exercise of outstanding warrants and the conversion of outstanding notes will be dilutive to our existing stockholders.

As of March 31, 2011 the following securities which are convertible or exercisable into shares of our common stock were outstanding:

●	common stock purchase warrants to purchase a total of 73,710,562 shares of our common stock at prices ranging between $0.05 to $1.30 per share;
●
9,843,357 shares of our common stock issuable upon the possible conversion of the outstanding $2,208,735 principal amount 8% and 10% convertible promissory notes due between August 2008 and June 2011, and

●	27,081,497 shares of our common stock issuable upon exercise of outstanding options with exercise prices ranging from $0.01 to $0.30.

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

We have incurred net losses quarterly from inception through December 31, 2010, and at December 31, 2010 we had an accumulated deficit of approximately $111 million. We expect to continue to incur net losses for the foreseeable future absent a significant increase in our revenues, of which there are no assurances. Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional net revenues to be profitable in the future and we may not generate sufficient net revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing our business strategy, we must, among other things:

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

Our primary competitors are various Internet-based backup providers’ broadcasters, such as Connected.com, Livevault, and backup.com, Carbonite and EMC/Mozy. These companies provide services similar to our PC backup and each have to various degrees a market presence. We also compete with providers of traditional backup technologies, such as Veritas and Symantec (swampdrive) (Norton 360). With mobile technology, we have very few competitors that can compete with our service of synchronization between the PC and mobile devices. Competitors include SugarSync, Inc., Lookout, Inc.  and to an extent McAfee, Inc.

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

In addition, our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common stockholders. In January 2008 we created a series of 50,000 shares of Series A Preferred Stock which carries super voting rights of 400 votes per share which were issued to our CEO as additional compensation. Prior to the issuance of the shares of Series A Preferred Stock to Mr. Perle he controlled the vote of approximately 10% of our outstanding voting securities. As a result of the issuance of these securities, Mr. Perle now controls the vote of approximately 7.61% of our outstanding voting securities. This action was approved by our Board of Directors of which Mr. Perle is a member in accordance with the provisions of our certificate of incorporation.

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

Item 3.  Legal Proceedings

We are currently a defendant in three separate lawsuits in which the plaintiffs are seeking approximately $355,000 together with attorney's fees, costs and prejudgment interest. We are also incurring additional legal fees in our efforts to defend these actions. While we believe our defenses are meritorious in each of these cases, should we not prevail in one or more of the actions we could be forced to pay significant amounts which, given our current cash position and need for working capital, could materially adversely affect our ability to continue as a going concern.

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

Fiscal Year Ended December 31, 2009	High	Low

First quarter ended March 31, 2009	$0.26	$0.13
Second quarter ended June 30, 2009	$0.24	$0.11
Third quarter ended September 30, 2009	$0.26	$0.13
Fourth quarter ended December 31, 2009	$0.17	$0.09

Fiscal Year Ended December 31, 2010	High	Low

First quarter ended March 31, 2010	$0.23	$0.12
Second quarter ended June 30, 2010	$0.22	$0.13
Third quarter ended September 30, 2010	$0.17	$0.09
Fourth quarter ended December 31, 2010	$0.15	$0.08

	High	Low

First quarter ended March 31, 2011	$0.11	$0.07

Stockholders

On March 31, 2011, the last sale price of our common stock as reported on the OTCBB was $0.08. As of March 31, 2011, there were approximately 439 record owners of our common stock.

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

Unregistered Sales of Equity Securities

During October 2010 we issued 5,153,691 shares of our common stock for the conversion of certain 8% short-term convertible promissory notes with a principal aggregating $1,187,265 and interest of $4,866.

During October 2010 we issued 100,000 shares of our common stock valued at $10,000 for the exercise of warrants.

Between October and December 2010 we issued 670,000 shares of our common stock for services valued at $37,600.

Between October and December 2010 we issued 11,233,364 shares of our common stock valued at $625,800 pursuant to a private placement. In connection with the issuance of shares, we also issued warrants to purchase 2,645,604 shares of common stock at an exercise price range of $0.065 to $0.12.

During December 2010 we issued 1,491,623 shares of our common stock valued at $169,354 in connection with the payment of the accrued interest on the 8% and 10% convertible promissory notes.

During December 2010 we issued 1,000,000 shares of our common stock valued at $16,024 for the exercise of options.

During January 2011 we issued 5,700,000 shares of our common stock for the conversion of certain short-term loans with principals aggregating $422,500.

During January 2011 we issued 500,000 shares of our common stock for interest related to the issuance of a short-term loan valued at $44,000.

Between January and March 2011 we issued 818,988 shares of our common stock for the conversion of certain 8% short-term convertible promissory notes with a principal of $48,500 and interest of $4,142.

Between January and March 2011 we issued 13,180,973 shares of our common stock valued at $660,049 pursuant to a private placement. In connection with the issuance of shares, we also issued warrants to purchase 1,090,000 shares of common stock at an exercise price of $0.09.

Item 6. Selected Financial Data

Not applicable to a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following information should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

Overview

Our flagship products are Spare Mobile™ and Spare Backup™, a fully-automated remote backup solution designed and developed for mobile devices and small office or home environment users, allowing automatic and efficient back ups of all data on selected mobile devices, laptop and desktop computers. As a result, we believe consumers and small companies can ensure file safety of all files contained on their mobile devices, personal computers (PCs) and laptops for backup and retrieval. We launched our Spare Back-up service and software product version 1.0 in March 2005 and are currently offering version 6.0 of the product. Our Spare Switch™ software enables users to complete the transfer of personal files from one PC to another via a high speed Internet connection. Our software has unique characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

In 2009 Spare formed its enterprise division, as we have successfully launched our product with Sony Corp. We also introduced during 2009 our new advertising division, which has the ability to sell or cross market products to our data base of clients. We can partner with our exiting clients and or solicit new customers to cross market products based on the end users behavior.

Currently, our contracts include the following:

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

Link: http://www.wirefly.com/backup

· My Memory Center (Sony) and Sony “Backstage” – backup with Viao Care warranty support service from Sony for Viao products, as well as a 90 day free trial. Also offered through "Back Stage" stores, where it is bundled.

· Spare backup Enterprise – offering backup services for corporate clients with varying needs, from clients with 5 PCs to 100 PCs, ranging in prices.
Link: http://my.sparebackup.com/product_wizard.asp?source=SPBU

· Assurant Solutions – develops, underwrites and markets specialty insurance, extended service contracts and other risk management solutions with leading financial institutions, retailers and other entities have bundled us into their packages.

Throughout the full year of 2010, we began to shift our focus from providing our Spare Backup services primarily as a resource for PC users to affordably backup data remotely and have access to that data through a “cloud” based portal with wide functionality, to a comprehensive “cloud” based solution not only for PC’s but also fully integrated with mobile security and data storage.  We further enhanced this functionality by enabling our subscribers to maneuver their data across device platforms in a way that we believe to be unique in the industry.  Our decision to move in this direction resulted in a costly and time consuming development plan to enable our software architecture and backend to seamlessly provide an end to end solution for mobile security and mobile/PC backup with a fully functional cloud based portal for our distribution partners and the ultimate subscribers.  As we took on this extensive expansion of our software we also worked to substantially change our distribution approach to more effectively market to this potential large scale worldwide opportunity.  While this resulted in a loss of potential near term revenue we believe it greatly increases our potential markets and will lead to much stronger sales in the future.

Marketing and Distribution Initiatives

Beginning in the second half of 2009 and throughout 2010 we focused our PC distribution efforts in Europe on migrating from our previous relationship with DSG International to our current distribution partners, the largest being the Carphone Warehouse (a subsidiary of Best Buy Europe).  Through the Carphone Warehouse we began test launches of our white labeled service named MyHub through different offerings to determine the best way to maximize subscription rates.  Through these test launches it was determined that our software was to be included in a “Geek Squad Support Max offering late in 2010, delaying our initial penetration throughout their U.K. stores.  Additionally, as we unveiled our Spare Mobile backup and security services, our European partners wanted these services to be included in the launch of their support programs.  While this substantially increased our potential target markets, it further delayed the full scale launch of our services as we worked to integrate and scale the full PC and mobile functionalities of the software.   We have now begun our initial small scale launch with the Carphone Warehouse in April of 2011 and anticipate a progressive ramp in their distribution efforts throughout the remainder of 2011 and into 2012.

As we migrated to our diverse mobile and PC solution, we began to focus our distribution efforts in two additional areas.  First, we looked to isolate a major distribution partner for our mobile platform domestically.  In September 2010 we reached a distribution agreement with Simplexity, LLC., (“Simplexity”), the parent company of Wirefly.com.  Simplexity, a privately held company, is the Internet's leading authorized seller of cell phones and wireless services. Wirefly is Simplexity's shopping and comparison site for consumers, bringing online shoppers an unprecedented selection of cell phones and service plans from every major U.S. carrier with the convenience of automated application processing and cell phone activation. For the last six years Wirefly has been the internet's #1 authorized dealer for AT&T, Verizon Wireless, Sprint, and T-Mobile.  Simplexity also operates and maintains similar online websites for a number of major retailers in North America. We believe Simplexity is uniquely positioned in the U.S. market to reach potential mobile customers across a wide variety of carriers through online mobile sales sites they own or manage   within North America.  We anticipate the sales launch of our services through Simplexity’s distribution network, emphasizing our important security features as well as our ability to seamlessly port data across numerous mobile device platforms, to progressively grow in 2011 and beyond. The service will be offered as an add-on or inclusive in the service packages currently marketed by Simplexity to its channel partners and customers.

Second, we opened a new distribution channel for our mobile platform through mobile insurance and warrantee providers.  In North America we reached an agreement with Assurant (Federal Warranty Service Corporation), which develops, underwrite and market specialty insurance, extended service contracts and other risk management solutions with leading financial institutions, retailers, and other entities has bundled us into their services. and with Life Style Group (LSG), provider of leading lifestyle solutions and insurance products. LSG specializes in supporting its client brands, attracting customers, improving the customer journey and reducing customer attrition rates. LSG’s portfolio includes Mobile Phone Insurance, Card Protection and Tech Protect®, all of which can be delivered using their innovative HubbT approach. The HubbT allows clients to seamlessly integrate a complete suite of products and services all accessed via one number.  Their customer base includes Virgin Mobile Phone, phones 4 U, Barclay’s and Lloyds bank to name a few, in the U.K.  Both of these companies will offer our mobile platform with its security features to their customers incorporated in their various warrantee programs.  The software will be marketed as a way to not only protect their data from loss but, to also increase the likelihood of retrieving the phone and rendering any data on the phone useless if it is not retrieved.  As mobile devices become more prevalent and more powerful, we believe this channel will be a significant source of revenue to our company beginning late in the first half of 2011.

We intend to continue to broaden our distribution efforts in 2011 through traditional and online retail, mobile warrantee and insurance, device manufacturers and Telcom service providers to maximize our exposure in the market place.  We believe we have developed cost effective, revenue generating propositions for our distribution partners as we launch offerings covered under our current agreements. We expect to develop new distribution relationships in additional geographic areas in order to reach the widest potential subscriber base.

Software Development

Our decision to expand the scope of our “cloud” based platform into mobile backup and security caused us to have to make substantial changes to our software and back end to provide for the scalability and functionality to provide this service across a wide array of devices and platforms.  This expansion delayed our ability to launch a number of important programs in order to make sure the launches provided the type of reliability and user experience our distribution partners required.  Our development team continued to test and improve the mobile platform throughout the second half of 2010 enabling us to begin the launch of Assurant and LSG early in the second quarter of 2011.  We will continue to change and improve the platform as new and more powerful mobile devices enter the marketplace, however we believe the backbone for our service platform has been substantially developed.

Tarsin Acquisition

As part of our plan incorporate and migrate data across carrier and device platforms we engaged in talks early in 2011 to work with Tarsin, Ltd., a U.K. based mobile services provider, to integrate their mobile feature phone data backup platform with our smart phone platform.   The Tarsin platform has support in over 100 countries worldwide, and on deck partnerships with Motorola, BestBuy\CarPhoneWarehouse, and Nextel.  When we began the undertaking of marrying Tarsin’s platform with ours in order to create a scalable end to end solution for all of our distribution partners, we decided to acquire the platform including Tarsin’s existing subscriber base and partnerships with Motorola and Nextell.  We believe this represents a substantial opportunity for us in partnership with Nextel and Motorola to keep their subscriber’s data backed up and migrate it to new smart phones they offer.  This represents a unique and cost effective way for them to keep their existing clients through an effortless migration of their data from their current Nextel or Motorola device to a new one.  We believe this acquisition also strengthens our partnership with BBE and offers them the ability to reduce churn through special offerings to these customers including data migration and backup.  We intend to work closely with these partners to launch these combined services and offerings to Tarsin’s millions of customers throughout the remainder of 2011.

We estimate that with the integration of the Tarsin platform we will have the ability to market our solutions in over 120 countries and will enable us to market our feature phone to smart phone migration offerings as well as all of our services to hundreds of millions of customers through distribution partners worldwide.

The combined offering is very compelling to all of our existing and potential distribution partners, some of whom have over 100 million active customers. During the remainder of 2011 we will be focus our efforts on distribution and revenue producing partnerships

Results of Operations

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2010	2009	in $ 2010	in % 2010
			vs 2009	vs 2009

Net Revenues	$958,886	$2,692,320	$(1,733,434)	-64.4%

Operating expenses:
Research and development	2,341,738	1,139,951	1,201,787	105.4%
Selling, general and administrative	8,583,680	10,347,652	(1,763,972)	-17.0%
Total operating expenses	10,925,418	11,487,603	(562,185)	-4.9%

Operating loss	(9,966,532)	(8,795,283)	(1,171,249)	13.3%

Other income (expense):
Change in fair value of derivative liabilities	446,027	179,689	266,338	148.2%
Gain from debt settlement	442,250	940,106	(497,856)	-53.0%
Interest expense	(2,048,963)	(2,896,426)	847,463	-29.3%
Total other income (expense)	(1,160,686)	(1,776,631)	615,945	-34.7%

Net loss	$(11,127,218)	$(10,571,914)	$(555,304)	5.3%

NM: Not Meaningful

Revenues

Our net revenues primarily consist of subscription fees charged for online back-up services. Our net revenues decreased during the year ended December 31, 2010, when compared to fiscal 2009, due to a decrease in the base over which deferred revenue is amortized, as well as a shift in our positioning from a traditional online backup provider, to a cloud computing platform that includes Mobile and Sync features. The deferred revenue resulted from our previous partnership with DSG International. During the end of fiscal 2009, we mutually ended our agreement with DSG International,  creating a decline in the amortization of deferred revenue over fiscal year 2010. We believe that our revenues will increase during 2011 following the implementation of all the derivatives required pursuant to the agreements we have executed during the last 12 months and from the acquisition of the Tarsin Ltd mobile backup division.

Research and Development

Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Our research and development expenses for fiscal 2010 include costs associated with continued development of user interfaces and additional products, including version 6.0 of Spare-Backup, a family pack, and our SMB (small to medium business) products Spare’s cloud or Spare Room, Spare Mobile, Spare Synchronization and Spare Diagnostics, and reflected increased research and development efforts to successfully meet various deadlines set by our OEM partners. The increase in our research and development expenses when compared to fiscal 2009 is primarily attributable to an increased in our efforts to produce new products and appeal to new customers as previously mentioned.  We have been steadily working to ensure that our services operate with the latest technologies, including the following mobile operating system: Blackberry Platform v4.3 & higher, Android OS v1.5 & 1.6, Android OS v2.1 & higher, WinMobile OS v6.0, 6.1 and 6.5 and iPhone OS v3.1.3, 4.0 & higher. We have also worked very hard to ensure that we are compatible with the following mobile devices, as we are adding new devices on a weekly basis:

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

During the fourth quarter we found problems with the scalability of our software and had to add additional resources to our development team to ensure that we can meet the demand of our current customers road maps and the new business partners we are negotiating to bring on. We also are working on implementing additional features that our current and prospective customers have requested, which include the addition of the feature phones backup that Tarsin brings us.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our products, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses in 2010, as compared to 2009 of $1,763,972 or 17.0% is primarily due to the following:

●
an decrease in advertising and sales and marketing expenses of approximately $1,063,000; this decrease is primarily due to paying commissions to DSG International, occurring only during the fiscal 2009 than 2010;

●
a decrease in employee related expenses of approximately $1,027,000; this decrease is due to a decrease in penalties and interest related to payroll taxes of approximately $144,000 and a decrease in payroll expense of $883,000;

●	a decrease in depreciation expense of approximately $517,000; this decrease is primarily due to certain assets being fully depreciating during 2009 and the first quarter of 2010; offset by
●
an increase in professional and consulting services of approximately $820,000; this increase is primarily due to an increase in consulting fees of $768,000 due to an increase in our efforts to decrease our spending on payroll expenses, and an increase in litigation expenses of approximately $53,000 due to our strong efforts to settle legal disputes;

●
a increase in option and warrant expenses of approximately $528,000; this increase is primarily due to certain modifications of our options and warrants during 2010 creating one time expenses of approximately $509,000.

Other Expenses

Our total other expenses, net for fiscal 2010 decreased $615,945, or approximately 34.7%, from fiscal 2009. The decrease in total other expenses from fiscal 2009 to 2010 were primarily attributable to the following:

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

Change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an increase of approximately $266,000 from fiscal 2009 and derivative liability expense of approximately $446,000 and $180,000 for fiscal 2010 and 2009, respectively has been recognized as other income in those fiscal years

Historically we have been at a disadvantage in negotiating the terms of financing transactions which have resulted in the recognition of these derivative liabilities. We have reassessed at December 31, 2010, the number of authorized but unissued shares and taking into consideration the floorless feature in connection with the redemption provision on the 10% and 8% convertible promissory notes and have concluded that a derivative liability of approximately $471,000 is necessary.

Gain from Debt Settlement

During 2010, we settled numerous court cases and disputes with vendors. As a result, we recognized a total gain from debt settlement of approximately $442,000, representing a decrease of approximately $498,000, or 53% from 2009.

Interest Expense

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The decrease in interest expense during fiscal 2010 when compared to fiscal 2009 of $847,000 or $29.3% , respectively.

Liquidity and Capital Resources

At December 31, 2010, our cash overdraft amounted to $127,321 and our working deficit amounted to approximately $10,002,000 as compared with the cash overdraft of $43,489 and a working deficit of approximately $9,414,000 at December 31, 2009.

During the year ended December 31, 2010, we used cash in our operating activities amounting to approximately $4,588,000. Our cash used in operating activities was comprised of our net loss of approximately $11,127,000 adjusted for the following:

●	Change in fair value of derivative liabilities of approximately $446,000;
●	Fair value of options and warrants granted to employees of approximately $1,025,000;
●	Depreciation or property and equipment, amortization of prepaid expenses, amortization of debt discount and amortization of deferred financing costs of approximately $2,333,000;
●	Gain from debt settlement of approximately $442,000;
●	Fair value of convertible promissory notes modifications of approximately $175,000;
●	Fair value of common stock issued in connection with convertible promissory notes modifications and conversions of approximately $79,000;
●	Fair value of common stock issued in connection with note payable issuance of approximately $156,000;
●	Fair value of option and warrant modifications of approximately $726,000;
●	Fair value of warrants issued to convertible promissory note holders and note holders of approximately $48,000;
●	Fair value of common stock issued in connection with debt settlement of $20,000;
●	Fair value of shares, warrants or options issued for services of approximately $1,831,000; and
●	Fair value of shares issued for interest payment of approximately $30,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activities:

●
Increase in prepaid expense and other current assets of approximately $843,000, resulting from an increase in the prepaid commissions and marketing fees associated with our DSG International agreement;

●	Decrease in deferred revenue of approximately $519,000, resulting from the mutual release of our agreement with DSG International; offset by
●	Decrease in accounts receivable of approximately $26,000, resulting from a decrease in the amount of time it takes our customers to pay us;
●	Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $2,061,000, resulting from an increase of unpaid payroll taxes; and
●	Increase in accrued interest on convertible promissory notes of approximately $280,000, resulting from the8% convertible promissory notes issued in later fiscal 2009.

During the year ended December 31, 2010, we incurred capital expenditures of approximately $58,000.

During the year ended December 31, 2010, we generated cash from financing activities of approximately $4,646,000, which primarily consisted of the proceeds from convertible promissory notes of $197,500, proceeds from notes payable of $1,310,500, net proceeds from the issuance of common stock for cash of $2,864,794, proceeds from the exercise of stock options of $22,392, proceeds from the exercise of warrants of $585,359 and cash overdraft of approximately $84,000, offset by the repayment of notes payable of $418,000.

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

Going Concern

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $111 million from cash and non-cash activity since inception through December 31, 2010. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our financial statements are contained in pages F-1 through F-20, which appear at the end of this annual report.

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

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Position
Cery B. Perle	48	Chief Executive Officer, President and Chairman of the Board
Ivor Newman	46	Chief Operating Officer and Director
Robert Binkele	47	Director
Andy Zeinfeld	50	Director

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

Ivor Newman. Mr. Newman has over 19 years of program management and product marketing experience. Prior to joining Spare Backup in 2007, Mr. Newman was the Worldwide cross line of business (X-Lob) Program Manager for Dell Inc. where he was responsible for the successful creation and implementation of global services programs. Mr. Newman joined Dell in 1999 and was intimately involved with the global services division. Prior to working for Dell, Mr. Newman was the District Director for a professional services corporation in New York City.

Robert Binkele. Mr. Binkele is the founder and CEO of The Estate Planning Team, Inc., a company that has grown to service over 2200 securities advisors, CPA's, attorneys and other professionals nationwide with tax strategies, estate and pension planning. Mr. Binkele is the Indian Wells, CA wealth manager for J.P. Turner & Company, LLC. a national full service registered broker dealer. Mr. Binkele has participated in many public offerings, and has become very knowledgeable in high tech and medical companies and is well versed in the financial needs of small emerging growth companies and the means to satisfy them. Prior to joining Atlanta based J.P. Turner & Company, Mr. Binkele was a wealth manager with Brook Street Securities and Raymond James Financial Services Inc., a highly regarded national brokerage based in St. Petersburg, FL. Prior to Raymond James Financial Services, Mr. Binkele was an Academic All American football player for the University of Utah where he majored in finance. Mr. Binkele continued his football career as a professional football player for the San Francisco Forty-Niners during 1985 and 1986.

Andy Zeinfeld. Mr. Zeinfeld is the Chief Executive Officer for Simplexity LLC since December 2007.  From October to December 2007, he was the Chief Executive Officer for InPhonic, Inc and from April 2006 to October 2007, he served as the President, E-Commerce for InPhonic Inc. During November 2007, he also served as Director of InPhonic, Inc.  Prior to April 2006, Inc., Mr. Zeinfeld was Senior Vice President and Chief Retail Services Officer for RadioShack Corporation. On September 9, 2010, Simplexity LLC and Spare Backup entered into a certain Digital Platform Agreement, wherein the parties are marketing the Company’s digital platform services to consumers.

There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Key Employees

Following is biographical information on those persons whom we consider key employees of our company:

Name	Age	Position
Cery Perle	48	Chief Executive Officer, President and Chairman of the Board
Ivor Newman	46	Chief Operating Officer and Director

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on its review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that during the fiscal year ended December 31, 2010, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

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
●
our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2010 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. In the case of our company this includes two key employees of our company, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2010.

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with ASC 718.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation	Total ($)
Cery Perle, President and	2008	269,923	101,160 (3)	603,810 (4)	195,073	1,169,966
Chief Executive Officer (2)	2009	282,250	-	491,000 (5)	58,739	831,989
	2010	366,337		372,950 (6)	66,624	805,911

Ivor Newman, Vice President	2008	98,963	161,735 (8)	31,810 (9)	16,011	308,519
of Operations (7)	2009	163,800	-	194,650 (10)	14,141	372,591
	2010	206,250		101,800 (11)	6,624	304,549

Darryl Adams, Director of	2008	156,750	138,326 (13)	200,137 (14)	4,189	499,402
Software Operations (12)	2009	243,765	-	326,650 (15)	3,374	573,789
	2010	227,773	-	-	3,708	231,481

Veronica Noboa (16)	2010	117,129	-	-	-	117,129

Walter Heatlie (17)	2010	119,666	-	-	-	119,666

(1)              The dollar value recognized for the stock option awards was determine in accordance with ASC 718. For a disclosure of the assumptions made in the valuation please refer to footnote 10 in our consolidate financial statements filed under Item 8 of this Annual Report on Form 10-K.

(2)              During fiscal 2008, in addition to Mr. Perle’s base salary of $300,000, he was also paid other compensation of $195,073. During fiscal 2009, in addition to Mr. Perle’s base salary of $330,000, he was also paid other compensation of $58,739. During fiscal 2010, in addition to Mr. Perle’s base salary of $363,000, he was also paid other compensation of $66,624.

(3)              Stock awards of 353,180 shares of our common stock valued at $101,160.

(4)              Options to purchase 2,600,000 shares of our common stock at an exercise price ranging from $0.11 to $0.36 per share, vesting at a range from at the date of grant to over 24 months.

(5)              Options to purchase 2,750,000 shares of our common stock at an exercise price ranging from $0.15 to $0.19 per share, vesting at a range from at the date of grant to over 24 months.

(6)              Options to purchase 3,100,000 shares of our common stock at an exercise price ranging from $0.01 to $0.18 per share, vesting at a range from at the date of grant to over 24 months.

(7)              During fiscal 2008, in addition to Mr. Newman’s base salary of $180,000, he was also paid other compensation of $16,011. During fiscal 2009, in addition to Mr. Newman’s base salary of $180,000, he was also paid other compensation of $14,141. During fiscal 2010, in addition to Mr. Newman’s base salary of $250,000, he was also paid other compensation of $6,624.

(8)              Stock awards of 804,639 shares of our common stock valued at $161,735.

(9)              Options to purchase 200,000 shares of our common stock at an exercise price ranging from $0.11 to $0.30 per share, vesting at the date of grant.

(10)              Options to purchase 1,500,000 shares of our common stock at an exercise price ranging from $0.01 to $0.12 per share, vesting at the date of grant.

(11)              Options to purchase 1,850,000 shares of our common stock at an exercise price ranging from $0.15 to $0.20 per share, vesting at the date of grant.

(12)              On September 15, 2010, Mr. Adam voluntarily resigned from his position. During fiscal 2008, in addition to Mr. Adam’s base salary of $260,000, he was also paid other compensation of $4,189. During fiscal 2009, in addition to Mr. Adam’s base salary of $260,000, he was also paid other compensation of $3,374. During fiscal 2010, in addition to Mr. Adam’s base salary of $260,000, he was paid a bonus of $13,791 and other compensation of $3,708.

(13)              Stock awards of 351,848 shares of our common stock valued at $38,326.

(14)              Options to purchase 1,504,018 shares of our common stock at an exercise price ranging from $0.01 to $0.30 per share, vesting at the date of grant.

(15)              Options to purchase 2,650,000 shares of our common stock at an exercise price ranging from $0.18 to $0.21 per share, vesting at a range from at the date of grant to over 24 months.

(16)                Ms. Noboa did not serve as an executive officer during fiscal 2010.

(17)                Mr. Walter did not serve as an executive officer during fiscal 2010.

Employment Agreements and Narrative Regarding Executive Compensation

Employment Agreement with Cery Perle

On January 1, 2010, Cery Perle’s employment agreement automatically renewed for an additional year. Under the terms of this agreement, we currently pay Mr. Perle an annual base salary of $363,000. We initially granted him an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.01 per share as additional compensation, which vest immediately.  During 2010, the Board Approved granted him options to purchase a total of 3,100,000 shares of our common stock at an exercise prices ranging from $0.01 to $0.18 per share which were valued at $372,950. In addition, during fiscal 2008, 2009 and 2010 we paid him certain additional compensation set forth in the above table which was approved by our Board of Directors. The agreement also provides for an automobile allowance which is presently $5,000 per month, paid vacation, fringe benefits commensurate with his duties and responsibilities and benefits in the event of disability, as well as containing certain non-disclosure and non-competition provisions. Under the terms of the agreement, we may terminate Mr. Perle's employment either with or without cause. If the agreement is terminated by us without good cause, or by Mr. Perle with cause, we would be obligated to pay him his base salary though the end of the term of the agreement, continue his benefits through the end of the term and all options would continue to vest during the remaining period of the term. To the extent that Mr. Perle is terminated for cause, or he voluntarily resigns, no severance benefits will be paid.

How Mr. Newman's compensation was determined

On October 20, 2010, we entered into an employment agreement with Mr. Newman to serve as our Chief Operating Officer and Director. Under the terms of this agreement, Mr. Newman's base salary was increased to $250,000. We granted him an option to purchase 500,000 shares of our common stock at an exercise price of $0.12 per share as additional compensation. This option vested immediately. Mr. Newman's employment with the company is "at will" basis.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010:

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Cery B. Perle	2,000,000			0.18	01/15/16
	500,000			0.18	05/31/16
	118,000			0.18	07/26/16
	50,000			0.18	10/12/16
	100,000			0.18	01/09/12
	500,000			0.18	04/05/12
	100,000			0.18	09/26/12
	2,000,000			0.18	01/16/13
	500,000			0.18	03/26/13
	100,000			0.11	10/15/13
	150,000			0.18	01/23/14
	500,000			0.18	02/11/14
	100,000			0.15	06/18/14
	1,500,000	500,000		0.18	07/13/14
	500,000			0.165	2/12/15
	427,397	572,603		0.14	2/22/15
	100,000			0.18	3/22/15
	500,000			0.14	7/1/15
	1,000,000			0.01	10/20/15
Ivor Newman	100,000			0.30	07/27/16
	350,000			0.30	08/01/16
	200,000			0.30	08/23/16
	50,000			0.30	10/13/16
	100,000			0.30	01/09/12
	100,000			0.30	05/04/12
	100,000			0.30	06/21/12
	100,000			0.30	09/13/12
	100,000			0.30	10/19/12
	100,000			0.30	01/18/13
	100,000			0.11	10/15/13
	150,000			0.18	01/23/14
	200,000			0.15	06/18/14
	1,500,000			0.20	11/10/14
	1,000,000			0.01	10/20/15
	500,000			0.12	10/20/13

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

During fiscal 2010 we granted options to purchase an aggregate of 7,427,680 shares of our common stock at exercise prices ranging from $0.01 to $0.20 per share to our executive officers, directors, employees and consultants. At each of December 31, 2010 and March 31, 2011 we had 17,901,503 shares and 17,986,503 shares, respectively, available for grant under the plan.

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

Director Compensation

Our Board of Directors is comprised of Messrs. Perle, Binkele and Zeinfeld. Mr. Perle, who is also an executive officer of our company, does not receive any compensation specifically for his Board services. The following table provides information concerning the compensation of Messrs. Binkele and Zeinfelde for services as members of our Board of Directors for fiscal 2010. The value attributable to any option awards is computed in accordance with FAS 123R.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Warrant and Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert Binkele (1)	-	-	72,950	-	-	-	72,950
Andy Zeinfeld (2)	-	-	28,000	-	-	-	28,000

(1)	Represents the value of options to purchase 500,000 shares of our common stock with an exercise price of $0.165 per share.
(2)	Represents the value of options to purchase 500,000 shares of our common stock with an exercise price of $0.09

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At March 31, 2011 we had 220,542,925 shares of common stock, 50,000 shares of Series A Preferred Stock and 50,000 shares of Series B Preferred Stock issued and outstanding. Each share of common stock entitles the holder to one vote, each share of Series A Preferred Stock entitles the holder to 400 votes, and each share of Series B Preferred Stock entitles the holder to 400 votes at any meeting of our stockholders and the shares of common stock, Series A Preferred Stock and Series B Preferred Stock vote together on all matters submitted to a vote of our stockholders.

The following table sets forth information known to us as of March 31, 2011 relating to the beneficial ownership of shares of our voting securities by:

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

	Amount and Nature of Beneficial Ownership
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
Name (1)	# of Shares	% of Class	# of Shares	% of Class	# of Shares	% of Class	% of Vote
Cery B. Perle (2)	17,627,694	7.59%	50,000	100%	-	n/a	14.91%
Robert Binkele (3)	1,349,487	0.61%	-	n/a	-	n/a	0.61%
Ivor Newman (4)	4,750,000	2.11%	-	n/a	-	n/a	2.11%
Andy Zeinfeld (5)	500,000	0.23%	-	n/a	-	n/a	0.23%
AlAll named executive officers and directors as a group (five persons)	24,227,181	10.53%	50,000	100%	-	n/a	17.86%
* represents less than 1%

(1)	Unless otherwise indicated, the business address of each person listed is in care of Spare Backup, Inc., 72757 Fred Waring Drive, Palm Desert, CA 92260
(2) Includes:	Common stock of 5,809,694, of which 1,085,194 shares is held by Mr. Perle, 4,000,000 shares are held in a trust for his benefit and 724,500 shares held in a trust for his minor children; and
11,818,000 options, exercisable at a range of $0.01 to $0.18 per share.
(3) Includes:	Common stock of 99,487, which is held by Mr. Binkele;
750,000 options, exercisable at a price range of $0.165 to $0.19 per shares; and
500,000 warrants, exercisable at $0.13 per share.
(4) Includes:	4,750,000 options, exercisable at a range of $0.01 to $0.18 per share.
(5) Includes:	500,000 options, exercisable at a $0.09 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Mr. Perle, our CEO, has made an available home owned by him for our use as temporary housing for new employees at monthly rental costs which we believe are below market. During each of these years we used this home for approximately 70% of the year. We reimburse each of Mr. Perle for the actual mortgage payment and pay ordinary operating expenses associated with such home including utilities, maintenance and insurance. During fiscal 2010 and 2009 we made rental payments to Mr. Perle of $15,000 and $15,000, respectively.

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

Director Independence

Messrs. Binkele and Zeinfeld are "independent" within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market, Inc.

Item 14. Principal Accountant Fees and Services

Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2009 and fiscal 2010. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2009 and fiscal 2010.

Fee Category	2009	2010
Audit Fees (1)	$74,000	$74,000
Audit Related Fees	-	-
Tax Fees (2)	-	-
All Other Fees	-	-
Total	$74,000	$74,000

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

Date: April 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Cery Perle	Chief Executive Officer, President and Chairman of the Board	April 22, 2011
(Principal Executive Officer and Financial Officer)

By: /s/ Ivor Newman	Chief Operating Officer	April 22, 2011

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

Index to Consolidated Financial Statements and Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Spare Backup, Inc.

We have audited the accompanying consolidated balance sheets of Spare Backup, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spare Backup, Inc. and Subsidiary at December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Company LLP New York, New York April 22, 2011

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2010	2009
Current Assets:
Accounts receivable, net allowance for bad debt of $65,000 and $0 at
December 31, 2010 and 2009, respectively	$28,536	$51,371
Prepaid expenses	58,798	17,487
Total current assets	87,334	68,858

Property and equipment, net of accumulated depreciation of $758,902 and $2,384,638 at
December 31, 2010 and 2009, respectively	305,342	528,639

Other assets	50,648	161,104
Total assets	$443,324	$758,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,989,495	$2,546,236
Overdraft liability	127,321	43,489
Accrued payroll taxes	3,203,189	2,027,378
8% convertible promissory notes, net of debt discount
of $365 and $96,865 at December 31, 2010 and 2009, respectively	1,835,907	3,276,135
10% convertible promissory notes, net of debt discount
of $0 and $0 at December 31, 2010 and 2009, respectively	420,963	581,000
Accrued interest on convertible promissory notes	31,473	125,829
Notes payable	892,500	-
Derivative liabilities	470,871	246,973
Deferred revenue	102,500	621,127
Due to stockholder	15,000	15,000
Total current liabilities	10,089,219	9,483,167

8% convertible promissory notes, net of debt discount
of $0 and $24,846 at and December 31, 2010 and 2009, respectively	-	71,154
Total liabilities	10,089,219	9,554,321

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
50,000 issued and outstanding	50	50
Common stock; $.001 par value; 300,000,000 shares authorized;
200,342,955 and 134,036,062 issued and outstanding
at December 31, 2010 and 2009, respectively	200,343	134,036
Additional paid-in capital	101,097,359	90,886,623
Accumulated deficit	(110,943,647)	(99,816,429)

Total stockholders’ deficit	(9,645,895)	(8,795,720)

Total liabilities and stockholders’ deficit	$443,324	$758,601

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2010	2009

Net Revenues	$958,886	$2,692,320

Operating expenses:
Research and development	2,341,738	1,139,951
Selling, general and administrative	8,583,680	10,347,652
Total operating expenses	10,925,418	11,487,603

Operating loss	(9,966,532)	(8,795,283)

Other income (expense):
Change in fair value of derivative liabilities	446,027	179,689
Gain from debt settlements	442,250	940,106
Interest expense	(2,048,963)	(2,896,426)
Total other income (expense)	(1,160,686)	(1,776,631)

Net loss	$(11,127,218)	$(10,571,914)

Basic and diluted loss per common share	$(0.07)	$(0.09)

Basic and diluted weighted average common
shares outstanding	164,011,500	117,190,142

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2008 to December 31, 2009

							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accum- ulated	Stockholders' Equity
	Shares	$	Shares	$	Capital	Deficit	(Deficit)

Balance, January 1, 2009	50,000	$50	105,193,730	$105,194	$82,772,427	$(88,777,244)	$(5,899,573)

Common stock issued for cash, net of costs	-	-	17,098,124	17,098	2,490,402	-	2,507,500
Fair value of shares issued for interest payment	-	-	1,748,372	1,748	285,777	-	287,525
Fair value of shares issued for services	-	-	1,621,839	1,622	293,526	-	295,148
Fair value of warrants issued for debt issuance costs	-	-	-	-	174,495	-	174,495
Fair value of shares issued for debt issuance costs	-	-	246,875	247	43,753	-	44,000
Fair value of warrants issued for interest	-	-	-	-	14,944	-	14,944
Conversion of convertible promissory notes	-	-	8,127,122	8,127	1,328,213	-	1,336,340
Write off of derivative liability as a result of conversion	-	-	-	-	40,609	-	40,609
Beneficial conversion features of convertible notes	-	-	-	-	1,130,378	-	1,130,378
Fair value of beneficial conversion features modifications	-	-	-	-	1,068,707	-	1,068,707
Fair value of warrants issued for services	-	-	-	-	59,611	-	59,611
Fair value of options issued for services	-	-	-	-	177,666	-	177,666
Fair value of options granted	-	-	-	-	1,004,120	-	1,004,120
Fair value of options modifications	-	-	-	-	1,995	-	1,995
Change in accounting principle	-	-	-	-	-	(467,271)	(467,271)
Net loss	-	-	-	-	-	(10,571,914)	(10,571,914)
Ending balance, December 31, 2009	50,000	50	134,036,062	134,036	90,886,623	(99,816,429)	(8,795,720)

Common stock issued for cash, net of costs	-	-	32,155,449	32,155	2,832,639	-	2,864,794
Fair value of shares issued for interest payment	-	-	2,464,567	2,464	300,160	-	302,624
Fair value of shares issued for services	-	-	11,481,076	11,481	1,584,490	-	1,595,971
Fair value of shares issued for debt settlement agreement	-	-	100,000	100	19,900	-	20,000
Conversion of convertible promissory notes	-	-	11,268,790	11,269	2,050,096	-	2,061,365
Fair value of shares issued for exercise of stock options	-	-	1,636,752	1,637	20,755	-	22,392
Fair value of shares issued for exercise of warrants	-	-	5,803,593	5,804	579,555	-	585,359
Beneficial conversion features of convertible notes	-	-	-	-	1,021,351	-	1,021,351
Fair value of convertible promissory note repricing	-	-	-	-	174,706	-	174,706
Fair value of shares issued for convertible promissory note repricing	-	-	416,666	417	78,750	-	79,167
Fair value of warrants issued to convertible promissory note holder	-	-	-	-	12,160	-	12,160
Fair value of warrants issued for accrued interest	-	-	-	-	29,626	-	29,626
Fair value of warrants issued for services	-	-	-	-	57,100	-	57,100
Fari value of warrants issued for interest	-	-	-	-	36,401	-	36,401
Fair value of shares issued in connection with the issuance of notes payable	-	-	980,000	980	154,727	-	155,707
Reclassification of derivative liability to equity	-	-	-	-	72,462	-	72,462
Fair value of derivative liability	-	-	-	-	(742,387)	-	(742,387)
Fair value of options issued for services	-	-	-	-	177,472	-	177,472
Fair value of options issued granted	-	-	-	-	1,025,210	-	1,025,210
Fair value of options and warrants modifications	-	-	-	-	725,563	-	725,563
Net loss	-	-	-	-	-	(11,127,218)	(11,127,218)
Ending balance, December 31, 2010	50,000	$50	200,342,955	$200,343	$101,097,359	$(110,943,647)	$(9,645,895)

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,127,218)	$(10,571,914)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative liabilities	(446,027)	(179,689)
Fair value of options and warrants issued to employees	1,025,210	1,004,120
Fair value of options and warrants issued to consultants	234,572	237,277
Fair value of option and warrant modifications	725,563	1,995
Fair value of warrants issued to convertible promissory note holder	12,160	-
Fair value of warrants issued to note holder	36,401	-
Fair value of warrants issued for accrued interest	29,626	14,944
Fair value of common stock issued in connection with service rendered	1,595,971	295,148
Fair value of common stock issued in connection with convertible
promissory notes modifications	79,167	-
Fair value of convertible promissory notes modifications	174,706	-
Fair value of beneficial conversion features modifications	-	1,068,707
Fair value of common stock issued in connection with note payable issuance	155,707	-
Fair value of common stock issued in connection with debt settlement	20,000	-
Fair value of common stock issued in connection with the conversion
of convertible promissory notes	(555)	-
Depreciation	281,615	798,203
Amortization of debt discount	1,142,697	1,143,338
Amortization of prepaid expenses	798,376	1,057,053
Amortization of deferred financing costs	110,456	301,326
Gain from debt settlement	(442,250)	(940,106)
Changes in operating assets and liabilities:
Accounts receivable	25,835	81,018
Prepaid expense and other current assets	(842,687)	(1,163,860)
Accounts payable, accrued expense and accrued payroll taxes	2,061,320	2,074,098
Deferred revenues	(518,627)	380,691
Accrued interest on convertible promissory notes	279,923	366,356

Net cash used in operating activities	(4,588,059)	(4,031,295)

Cash flows used in investing activities:
Capital expenditures	(58,318)	(292,640)

Net cash used in investing activities	(58,318)	(292,640)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	197,500	1,804,000
Proceeds from issuance of notes payable	1,310,500	-
Repayment of notes payable	(418,000)
Net proceeds from issuance of common stock for cash	2,864,794	2,507,500
Cash overdraft	83,832	43,489
Proceeds from exercise of stock options	22,392	-
Proceeds from exercise of warrants	585,359	-
Principle repayments of convertible promissory notes	-	(50,000)
Payment of deferred financing costs	-	-

Net cash provided by financing activities	4,646,377	4,304,989

Net decrease in cash	-	(18,946)

Cash, beginning of period	-	18,946

Cash, end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Satisfaction of obligation	$-	$59,530
Write off of fully depreciated property and equipment	$1,907,351	$-
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and
corresponding debt discount	$1,021,351	$1,130,378
Conversion of convertible promissory notes and accrued interest
into shares of common stock	$2,061,365	$1,336,340
Fair value of shares of common stock issued for payment of
accrued interest	$302,624	$287,525
Fair value of derivative liability	$742,387	$-
Fair value of common stock issued for debt issuance costs	$-	$44,000
Fair value of of warrants issued for debt issuance costs	$-	$174,495

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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $11 million during the year ended December 31, 2010. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the year ended December 31, 2010, the Company did not exceed the FDIC insurance limit.

The Company's accounts receivable are due from a few customers, of which are located in the Unites States and United Kingdom. At December 31, 2010, two of the Company’s customers accounted for 24% and 72% of its accounts receivable. One of the Company’s customers accounted for 98% of its accounts receivables at December 31, 2009.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  Management determined that an allowance of $65,000 and $0 was necessary at December 31, 2010 and 2009, respectively.

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

The Company has collected annual fees related to online back-up services. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of December 31, 2010 and 2009 amounted to $102,500 and $621,127, respectively, and will be recognized as revenue over the respective subscription period.

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

Customer Concentration

One of the Company's customers accounted for approximately 70% of its revenues during the year ending December 31, 2010. One of the Company’s customers accounted for 89% of the Company’s revenue during the year ending December 31, 2009.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2010 and 2009, with the exception of its convertible promissory notes.  The carrying amount of the convertible promissory notes at December 31, 2010 and 2009, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2010 and 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of December 31, 2010. Instead, such amounts are included in the statement of operations under the caption "Research and development".

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

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to convertible promissory notes amounted to 110,599,038 and 108,113,194 at December 31, 2010 and 2009, respectively. Accordingly, these common share equivalents at December 31, 2010 and 2009 are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2010 and 2009:

	For the years ended
	December 31,
	2010	2009
Numerator:
Net loss attributable to common stock	$(11,127,218)	$(10,571,914)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	164,011,500	117,190,142
Denominator for diluted earnings per share-
Weighted average shares outstanding	164,011,500	117,190,142

Basic earnings per share	$(0.07)	$(0.09)
Diluted earnings per share	$(0.07)	$(0.09)

NOTE 3 - PREPAID EXPENSES

Prepaid expenses generally is compromised of  prepaid insurance. On December 31, 2010 and 2009, prepaid expenses amounted to $58,798 and $17,487, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,	December 31,
	Estimated life	2010	2009
Computer and office equipment	3 to 5 years	$861,946	$2,710,979
Leasehold improvements	5 years	202,298	202,298
		1,064,244	2,913,277
Less: Accumulated depreciation		(758,902)	(2,384,638)
		$305,342	$528,639

During the year ended December 31, 2010, the Company wrote-off $1,907,351 of fully depreciated computer equipment. Depreciation expense amounted to $281,615 and $798,203 during the years ended December 31, 2010 and 2009, respectively.

NOTE 5 - OTHER ASSETS

Other assets generally consists of deferred financing costs related to the issuance of convertible promissory notes and is amortized on the terms of such notes. Amortization of other assets- deferred financing costs amounted to $110,456 and $301,326 during the years ended December 31, 2010 and 2009, respectively and is included in interest expense.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES-CURRENT

Convertible promissory notes consist of the following as of:

	December 31,	December 31,
	2010	2009
8% Convertible promissory notes, bearing interest at 8% per annum, maturing between August 2009 and
June 2011. Interest payable commencing the quarter ended December 31, 2007, payable within thirty (30) days of the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at ninety percent (90%) of the average closing price for the common stock for the five (5) trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at an effective conversion rate ranging from $0.05 to $0.25
	$1,836,272	$3,373,000
Less: unamortized discount	(365)	(96,865)
Convertible promissory notes- short-term	$1,835,907	$3,276,135

During 2009, the Company classified $873,000 8% convertible promissory notes from long-term to short-term, along with the debt discount of $380,063.

During the year ended December 31, 2010, the Company modified certain 8% convertible promissory notes agreements with principals aggregating $333,000, repricing the conversion rate from $0.16 to $0.12 per share and the warrant exercise price from $0.20 to $0.16. As a result of these modifications, the Company recognized a $174,706 increase in additional paid-in capital and an increase in interest expense. In connection with these modifications, the Company issued 416,666 shares of common stock at a fair value of $79,167.

During 2010, the Company classified $96,000 8% convertible promissory note from long-term to short-term along with the debt discount of $24,846.

During the year ended December 31, 2010, the Company issued 10,012,308 shares of common stock in connection with the conversion of 8% convertible promissory notes with an aggregate principal of $1,780,228 and accrued interest of $71,655. The fair value of such shares issued amounted to $1,851,883, or $0.18 per share.

During 2010, the Company issued $147,500 of 8% convertible promissory notes.

	December 31,	December 31,
	2010	2009
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
	$420,963	$581,000
Less: unamortized discount	(-)	(-)
Convertible promissory notes- short-term	$420,963	$581,000

During 2009, the Company issued 1,464,298 shares of common stock in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $270,000. The fair value of such shares issued amounted to approximately $270,000, or an average of $0.18.

During 2010, the Company issued 1,256,482 shares of common stock in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $210,037. The fair value of such shares issued amount to $210,037, or an average of $0.17 per share.

During 2010, the Company issued $50,000 of 10% convertible promissory notes. In connection with the issuance of these convertible promissory notes, upon maturity or conversion, the Company shall issue 250,000 warrants at an exercise price of $0.12. The warrants expire three years from grant date. The Company recognized a debt discount of $17,175 in connection of the issuance of 10% convertible promissory notes.

At December 31, 2010
Principal- 8% convertible promissory notes past due	$1,688,772
Principal- 10% convertible promissory notes past due	$420,963

In accordance with FASB ASC 740 Debt- Debt with Conversion Options, the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the years ended December 31, 2010 and 2009, respectively, the beneficial conversion feature amounted to $1,021,351 and $0. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

Total amortization of debt discounts for the convertible promissory notes - current amounted to $1.1 million and $1.1 million for the years ended December 31, 2010 and 2009, respectively, and is included in interest expense.

NOTE 7 – NOTES PAYABLE

During the year ended December 31, 2010, the Company issued $1,310,500 notes payable that are due over the next 6 months. In connection with these notes payable, the Company issued 980,000 shares of common stock that have a fair value of $155,707, which was allocated to interest expense. At December 31, 2010, the Company has repaid $418,000.

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

During 2009, the Company wrote off $40,609 respectively of the derivative liability as a result of the conversion of a certain 10% convertible promissory notes. During 2010, the Company wrote off $72,462 of the derivative liability as a result of the exercise of certain warrants associated with the 10% convertible promissory notes

During 2010, the Company issued warrants in connection with the sale of the Company’s common stock, conversion of convertible promissory notes, and short-term note payable, as well a convertible promissory note. The maximum number of shares required to be delivered during the period under which the warrants issued pursuant to common stock, conversion of promissory notes and short-term note payables, as well as the issuance of convertible promissory note, together with all the outstanding convertible debt, stock options, warrants and common stock, exceeds the amount of authorized common stock shares at December 31, 2010.  As a result, the Company recorded a derivative liability aggregating $742,563, and was offset against the additional-paid in capital.

The fair value of the derivative instruments were based on the following assumptions:

Exercise price:	$0.065 - $0.20
Market price at date of grant:	$0.09 - $0.165
Expected volatility:	55.77% - 79.13%
Term:	> 1 year – 5 years
Risk-free interest rate:	0.11% - 1.51%

The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $446,027 and a decrease of $179,689 during years ended December 31, 2010 and 2009, respectively. The decrease in fair value of the derivative liabilities has been recognized as other income/expense.

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

During 2009, the Company repaid $50,000 to two noteholders of the 8% convertible promissory notes.

During 2009, the Company classified $873,000 8% convertible promissory note from long-term to short-term along with the debt discount of $380,063.

During 2010, the Company classified $96,000 8% convertible promissory note from long-term to short-term along with the debt discount of $24,846.

	December 31,	December 31,
	2010	2009
10% Convertible promissory notes, bearing interest at 10% per annum, maturing between October 2010 and January 2011. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a effective conversion rate of $0.16	$-	$-
Less: unamortized discount	(-)	(-)
Convertible promissory notes- long-term	$-	$-

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

During 2009, the Company recognized an expense of approximately $1,069,000 due to the modification of the 8% and 10% convertible promissory notes beneficial conversion features, which also increased additional-paid in capital as

In accordance with FASB ASC 740 Debt- Debt with Conversion Options, the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the years ended December 31, 2010 and 2009, respectively, the beneficial conversion feature amounted to $0 and $1,130,378. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

Total amortization of debt discounts for the convertible promissory notes – long term amounted to $0 and $26,000 during the years ended December 31, 2010 and 2009, respectively, and is included in interest expense.

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

The issuance of common stock during the year ended December 31, 2009 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued interest payment for 8% and 10% convertible promissory notes	1,748,372	$287,525	$0.16
Services performed- Investor Relations	600,000	134,000	0.22 - 0.24
Services performed- Legal	771,428	126,000	0.14 - 0.18
Services performed- Payroll	60,000	10,800	0.18
Services performed- Project management expense	190,411	24,348	0.13
Conversion of 8% convertible promissory notes	2,764,160	442,266	0.16
Conversion of 10% convertible promissory notes, includes write off of derivative liability of $21,665 which increase additional paid-in capital	5,362,962	894,074	0.17
Finder’s fee for 8% convertible promissory notes	246,875	44,000	0.17
Private placement, net of finder’s fee of $113,000	17,098,124	2,507,500	0.11 – 0.17
	28,842,332	$4,470,513

The issuance of common stock during the year ended December 31, 2010 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued Interest Payment for 8% and 10% convertible promissory notes	2,464,567	$302,624	$0.12
Services performed- Investor relations	2,870,000	445,100	0.0925 - 0.165
Services performed- Legal expense	175,398	28,941	0.165
Services performed- Project management expense	360,678	48,277	0.10 - 0.21
Services performed- Business development	1,750,000	270,528	0.106 - 0.20
Services performed- Strategy consulting	25,000	4,125	0.165
Services performed- Payroll	300,000	39,000	0.13
Services performed- Marketing	6,000,000	760,000	0.12 – 0.13
Exercised stock options	1,636,752	22,392	0.01
Exercised warrants	5,803,593	585,359	0.10
Conversion of 8% convertible promissory notes	10,012,308	1,851,328	.012 – 0.16
Conversion of 10% convertible promissory notes	1,256,482	210,037	0.17
Private placement, net of finder’s fee of $50,980	32,155,449	2,864,794	0.05 - 0.20
Debt settlement agreement	100,000	20,000	0.20
Convertible note repricing	416,666	79,167	0.19
Interest associated with issuance of notes payable	980,000	176,700	0.16 - 0.22
	66,306,893	$7,708,372

NOTE 11 - STOCK OPTIONS AND WARRANTS

Warrants

During 2009, in connection with a general business and marketing advisory agreement, the Company issued warrants to purchase 993,528 shares of Common Stock at price of $0.20 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at $0.06 per share or $59,611 and was recorded as an increase in additional-paid in capital and an increase in stock-based consulting expense.

During 2009, in connection with the private placements the Company issued warrants to purchase 15,767,708 shares of common stock at an exercise price range of $0.18 to 0.20 per share. The warrants expire between 2011 and 2012.  In addition, the Company issued warrants to purchase 106,250 shares of common stock at an exercise price of $0.20 as finder’s fees. The warrants expire three years from the date of grant.

During 2009, in connection with the conversion of 8% and 10% convertible promissory notes, the Company issued warrants to purchase 5,531,250 shares of common stock at an exercise price of $0.20 per share. The warrants expire two years from the date of grant. In addition, the Company issued warrants to purchase 1,145,500 shares of common stock at an exercise price range of $0.18 to $0.20 as finder’s fees. The warrants expire between three and five years from the date of grant.  These warrants were valued using utilizing the Black-Scholes options pricing model at an average of $0.15 or $174,495 and was recorded as an increase in additional-paid in capital and an increase in other assets.

During 2009, in connection with the conversion of 8% and 10% convertible promissory notes, the Company issued warrants to purchase 194,074 shares of common stock at an exercise price range of $0.16 to $0.20 per share for accrued interest. The warrants expire in 2011. The warrants were valued at $14,944 using the Black-Scholes option pricing model.

During 2010, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $0.20 per shares. The warrants expire three years from the date of grant. The Company valued the warrants at $12,160 using the Black-Scholes option pricing model, increasing additional paid-in capital, and increase to interest expense.

During 2010, in connection with the modifications to certain 8% convertible promissory notes, the Company also repriced 1,335,222 warrants from an exercise price of $0.20 to $0.16. As a result of this modification, the Company recognized $15,585 as an increase in additional paid-in capital and an increase in interest expense.

During 2010, the Company extended the maturity dates of 2,210,195 warrants for a certain investor for an additional five years from the original maturity dates. As a result of the extension, the Company recognized an expense of $235,943as an increase in additional paid-in capital and an increase in consulting expense.

During 2010, the Company repriced 5,453,595 warrants from an exercise price ranging from $0.20 to $1.00, to $0.10. As a result of this modification, the Company recognized $230,114 as an increase in additional paid-in capital and an increase in modification expense. As a result of this repricing, the warrant holders exercised their 5,453,595 warrants for common stock.

During 2010, in connection with the private placements the Company issued warrants to purchase 19,136,517 shares of common stock at an exercise price range of $0.065 to $0.20 per share. The warrants expire three to five years from the date of grant.

During 2010, in connection with the conversion of 8% convertible promissory notes issued warrants to purchase 5,249,998 shares of common stock at an exercise price range of $0.16 to $0.20 per share. The warrants expire in 2012.

During 2010, in connection with the conversion of 8% convertible promissory notes, the Company issued warrants to purchase 513,397 shares of common stock at an exercise price range of $0.16 to $0.20 per shares for accrued interest. The warrants expire in 2012. The warrants were valued at $29,626 using the Black-Scholes option pricing model.

During 2010, the Company issued warrants to purchase 500,000 shares of common stock to a consultant. The warrants have an exercise price of $0.12 and expire between three years from grant. The warrants were valued at $57,100 utilizing the Black-Scholes options pricing model and was recorded as an increase in additional-paid in capital and an increase in consulting fees.

During 2010, the Company issued warrants to purchase 750,000 shares of common stock to two short-term note holders. The warrants  have an exercise price ranging from $0.10 to $0.14 and expire five year from grant. The warrants were valued at $36,401 using the Black-Scholes option pricing model.

The fair value of the warrants granted during the years ended December 31, 2010 and 2009 is based on the Black Scholes Model using the following assumptions:

	2010	2009
Exercise price:	$0.10 - $0.32	$0.20
Market price at date of grant:	$0.135 $0.225	$0.135 - $0.23
Expected volatility:	64.25% - 168.64%	104% - 119%
Term:	2 – 9 years	2 – 5 years
Risk-free interest rate:	0.34% - 3.59%	0.81% - 2.53%

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

In February 2009, the Company entered into a 1 year marketing agreement with Cydcor Inc. whereby Cydcor will market the Company's services and perform marketing campaigns as it may determine from time to time. Cydcor will be paid on a commission basis on all customer orders that has an authorization for customer payment received via the efforts of Cydcor. In addition, Cydcor will receive volume bonuses based on total number of sales generated in any given calendar month. In addition, the Company granted 250,000 three-year stock options to purchase common stock to Cydcor at an exercise price of $0.20. The Company valued these options utilizing the Black-Scholes options pricing model at $0.09 per share or $22,500 and recorded marketing expense in the year 2009.

In February 2009, the Company issued in aggregate 700,000 five-year stock options to purchase common stock for legal services with a vesting period of 12 months at an exercise price of $0.20. The Company valued these options utilizing the Black-Scholes options pricing model at $0.19 per share or $133,000. For the year ended December 31, 2009 and 2010, total stock-based legal expense charged to operations amounted to $110,833 and $22,167, respectively. At December 31, 2010, there was no unrecognized legal expense related to non-vested option-based compensation arrangements.

In July 2009, the Company issued in aggregate 500,000 three-year stock options to purchase common stock for consulting services with a vesting period of 6 months. The Company valued these options utilizing the Black-Scholes options pricing model at $0.22 per share or $53,200. For the year ended December 31, 2009 and 2010, total stock-based consulting expense charged to operations amounted to $44,333 and $8,667, respectively. At December 31, 2010, there was no unrecognized consulting expense related to non-vested option-based compensation arrangements.

During 2009, the Company recognized a modification expense of $1,995 for the reduction of the exercise price of one of the option holders.

For the year ended December 31, 2009, the Company granted 9,450,000 five-year stock options to purchase common stock to employees at exercise prices ranging from $0.15 to $0.21 per share. For the year ended December 31, 2009, total stock-based compensation charged to operations for option-based arrangements amounted to $1,004,120.

In March 2010, the Company issued in aggregate 671,428 five-year stock options to purchase common stock for legal services that vest immediately at an exercise price of $0.01. The Company valued these options utilizing the Black-Scholes options pricing model at $0.22 per share or $146,438 and recorded the legal and consulting expense in the year 2010.

During 2010, the Company modified the exercise price of certain options aggregating 15,825,342 to $0.18 exercise price. As a result of the modification, the Company recognized an expense of $239,821 as an increase in additional paid-in capital and an increase in selling, general & administrative expense.

For the year ended December 31, 2010, the Company granted 6,756,252 ranging from three to five-year stock options to purchase common stock to employees at exercise prices ranging from $0.01 to $0.20 per share. For the year ended December 31 2010, total stock-based compensation charged to operations for option-based arrangements amounted to $1,025,210. At December 31, 2010, there was $285,494 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Qualified Stock Option Plan and Non Qualified Stock Option Plan.

Stock option activity for the years ended December 31, 2010 and 2009, respectively is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2009	19,041,930	$0.29	2.74

Granted	10,900,000	0.19
Exercised	-	-
Expired	(1,437,508)	0.31
Outstanding at December 31, 2009	28,504,422	0.25	2.60	$241,011

Granted	7,427,680	0.09
Exercised	(1,636,752)	0.02
Expired	(7,128,853)	0.21
Outstanding at December 31, 2010	27,166,497	$0.18	1.45	$269,711

Exercisable and vested at December 31, 2010	25,061,959	$0.18	3.79	$12,447

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	December 31, 2010	December 31, 2009
Exercise Price	$0.01 - $ 0.20	$0.15- $ 0.21
Market price at date of grant	$0.09 - $ 0.225	$0.13 - $ 0.225
Expected volatility	73.1% - 100.4%	68% - 199%
Risk-free interest rate	0.51% - 2.47%	1.34% - 3.87%

NOTE 12: INCOME TAXES

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows at December 31:

	2010	2009
Tax at US statutory rate	35.0%	35.0%
State tax rate, net of federal benefits	4.0	4.0
Permanent differences	(8.0)	(8.0)
Change in valuation allowance	(31.0)	(31.0)
Effective tax rate	0.0%	0.0%

Management believes it is more likely than not that it will be able to offset its deferred tax liability against its net operating losses.

The components of the deferred tax assets and liabilities are as follows:

	2009	2009
Deferred tax assets:
Net operating loss carryforward	$24,700,000	$21,300,000
Options issued as compensation	1,800,000	1,400,00
Less: valuation allowance	(26,500,000)	(22,700,000)
Net deferred tax assets	$-	$-

At December 31, 2010 the Company had estimated tax net operating loss carryforwards of approximately $63.4 million, which expire through its tax year ending in 2029.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation

On October 10, 2010, a consultant filed suit against the Company in San Francisco Superior Court.  The Company filed motions reducing the scope of their claims and also filed x-complaint for the consultant’s failure to perform and negligence. The consultant is asserting claims of approximately $200,000 but the likelihood of an unfavorable outcome is very low.

In May 2010, a consultant filed suit against SPBU in Broward County Florida Circuit Court seeking recovery of approximately $50,000 in unpaid fees for accounting services.  The matter was pending as of December 31, 2010. Subsequently, the consultant obtained a judgment against the Company for approximately $55,000.  Settlement discussions continue.

The Company has appealed to the California Court of Appeals, in the matter involving a consultant.  The issue on appeal is the California Superior Court’s failure to disregard a NY state court judgment for approximately $100,000, which the Company asserts was improperly entered and therefore should not be recognized as a valid sister state judgment.  The Company’s likelihood of success on this appeal cannot be determined at this time.

Management is contesting all cases vigorously. The financial statements reflect accruals for any losses in these matters.

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

Operating Leases

The Company entered into a new lease effective November 2006. The monthly base rent amounts to $16,141 per month, reduced to $9,809 in July 2010 and matures in December 2011.

Future annual minimum payments, net of sublease income, required under operating lease obligations at December 31, 2010 are as follows:

Future Minimum Lease Payments
2011	$117,705

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during the years ended December 31, 2010 and 2009 amounting $15,000 and $15,000, respectively. The rental property was used for temporary employee housing during such periods.

NOTE 15 - ACCRUED PAYROLL TAXES

As of December 31, 2010, the Company recorded a liability related to unpaid payroll taxes for the period from May 16, 2008 to December 31, 2010 for $3,203,189, of which, $707,000 relates to accrued interest and penalty.

NOTE 16 - SEGMENTS

During the years ended December 31, 2010 and 2009, the Company operated in one business segment. The percentages of sales by geographic region for the years ended December 31, 2010 and 2009 were approximately:

	2010	2009
United States	25%	11%
Europe	75%	89%

NOTE 17 - SUBSEQUENT EVENTS
During January 2011, the Company issued 5,700,000 shares of our common stock for the conversion of certain short-term loans with principals aggregating $422,500.

During January 2011, the Company issued 500,000 shares of our common stock for interest related to the issuance of a short-term loan valued at $44,000.

Between January and March 2011, the Company issued 818,988 shares of common stock for the conversion of certain 8% short-term convertible promissory notes with a principal of $48,500 and interest of $4,142.

Between January and March 2011, the Company issued 13,180,973 shares of common stock valued at $660,049 pursuant to a private placement. In connection with the issuance of shares, the Company also issued warrants to purchase 1,090,000 shares of common stock at an exercise price of $0.09.