Form 10-Q
period 2011-03-31
SPARE BACKUP, INC.
filed 2011-05-23
CIK 1103577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 229,536,632 shares of common stock are issued and outstanding as of May 19, 2011.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Spare Backup,” the Company”, “ we”, “our”, and “us” refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiary. The information which appears on our web site is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, including approximately $3.5 million of accrued payroll taxes and approximately $2,090,000 of past due notes, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2010 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

SPARE BACKUP, INC.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2011	2010
	(Unaudited)	(1)
Current Assets:
Accounts receivable, net allwance for bad debt of $65,000 and $65,000	$8,716	$28,536
Prepaid expenses	42,599	58,798
Total current assets	51,315	87,334

Property and equipment, net of accumulated depreciation of $634,702 and $758,902	246,717	305,342

Other assets	50,000	50,648
Total assets	$348,032	$443,324

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,910,308	$2,989,495
Overdraft liability	149,722	127,321
Accrued payroll taxes	3,501,015	3,203,189
8% convertible promissory notes, net of debt discount $0 and $365	1,713,772	1,835,907
10% convertible promissory notes, net of debt discount of $28,753 and $0	442,210	420,963
Accrued interest on convertible promissory notes	71,354	31,473
Notes payable	588,000	892,500
Derivative liabilities	1,022,052	470,871
Deferred revenue	102,500	102,500
Due to stockholder	15,000	15,000
Total current liabilities	10,515,933	10,089,219

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
50,000 issued and outstanding	50	50
Common stock; $.001 par value; 300,000,000 shares authorized;
227,213,894 and 200,342,955 issued and outstanding	227,214	200,343
Additional paid-in capital	100,597,445	101,097,359
Accumulated deficit	(110,992,610)	(110,943,647)

Total stockholders’ deficit	(10,167,901)	(9,645,895)

Total liabilities and stockholders’ deficit	$348,032	$443,324

(1) Derived from audited financial statements
See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Net Revenues	$37,594	$546,242

Operating expenses:
Research and development	258,259	511,085
Selling, general and administrative	1,478,924	2,205,525
Total operating expenses	1,737,183	2,716,610

Operating loss	(1,699,589)	(2,170,368)

Other income (expense):
Change in fair value of derivative liabilities	1,761,726	(200,207)
Gain from debt settlements	(279)	295,727
Interest expense	(110,821)	(466,328)
Total other income (expense)	1,650,626	(370,808)

Net (loss)	$(48,963)	$(2,541,176)

Basic and diluted loss per common share	$(0.00)	$(0.02)

Basic and diluted weighted average common
shares outstanding	215,197,805	139,207,361

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(48,963)	$(2,541,176)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative liabilities	(1,761,726)	200,208
Fair value of options and warrants issued to employees	108,596	362,834
Fair value of options and warrants issued to consultants	-	234,572
Fair value of option and warrant modifications	121,621	456,288
Fair value of warrants issued to convertible promissory note holder	-	12,160
Fair value of warrants issued to note holder	-	-
Fair value of warrants issued for accrued interest	198	4,363
Fair value of common stock issued in connection with service rendered	194,000	108,886
Fair value of common stock issued in connection with convertible
promissory notes modifications	-	79,167
Fair value of convertible promissory notes modifications	266	42,499
Fair value of beneficial conversion features modifications	-	-
Fair value of common stock issued in connection with note payable issuance	44,000	47,600
Fair value of common stock issued in connection with debt settlement	-	20,000
Fair value of common stock issued in connection with the conversion
of convertible promissory notes	(332)	(130)
Depreciation	59,441	75,460
Amortization of debt discount	19,284	129,811
Amortization of prepaid expenses	16,199	18,316
Amortization of deferred financing costs	648	45,176
Gain from debt settlement	279	(295,727)
Changes in operating assets and liabilities:
Accounts receivable	19,820	51,371
Prepaid expense and other current assets	-	(30,563)
Accounts payable, accrued expense and accrued payroll taxes	218,360	286,279
Deferred revenues	-	(432,548)
Accrued interest on convertible promissory notes	46,755	81,746

Net cash used in operating activities	(961,554)	(1,043,408)

Cash flows used in investing activities:
Capital expenditures	(816)	(28,833)

Net cash used in investing activities	(816)	(28,833)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	50,000	-
Proceeds from issuance of notes payable	264,000	220,000
Repayment of notes payable	(110,000)
Net proceeds from issuance of common stock for cash	735,969	835,225
Cash overdraft	22,401	16,016
Proceeds from exercise of stock options	-	1,000

Net cash provided by financing activities	962,370	1,072,241

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Write off of fully depreciated property and equipment	$183,641	$1,907,351
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and
corresponding debt discount	$47,672	$86,250
Conversion of convertible promissory notes and accrued interest
into shares of common stock	$129,374	$238,465
Conversion of notes payable into shares of common stock	$458,500	$-
Fair value of shares of common stock issued for payment of
accrued interest	$-	$68,637
Fair value of derivative liability	$2,313,564	$-

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

The balance sheet presented as of March 31, 2011 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed on April 22, 2011.  The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011.

The accompanying consolidated unaudited financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $49,000 during the three-month period ended March 31, 2011. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The accompanying consolidated unaudited financial statements include the accounts of Spare Backup and its wholly-owned subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to share-based payments and useful life of property and equipment. Actual results will differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the three-month period ended March 31, 2011, the Company did not exceed the FDIC insurance limit.

The Company's accounts receivable are due from a few customers, which are located in the Unites States and United Kingdom. At March 31, 2011, two of the Company’s customers accounted for 25% and 75% of its accounts receivable. Two of the Company’s customers accounted for 24% and 72% of its accounts receivables at December 31, 2010.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  Management determined that an allowance of $65,000 and $65,000 was necessary at March 31, 2011 and December 31, 2010, respectively.

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

The Company has collected annual fees related to online back-up services. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of March 31, 2011 and December 31, 2010 amounted to $102,500 and $102,500, respectively, and will be recognized as revenue over the respective subscription period.

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

Customer Concentration

None of the Company's customers accounted for a material amount of its revenues during the three-month period ending March 31, 2011. One of the Company’s customers accounted for 88% of the Company’s revenue during the three-month period ending March 31, 2010.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2010 and 2009, with the exception of its convertible promissory notes.  The carrying amount of the convertible promissory notes at March 31, 2011 and December 31, 2010, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2011 and December 31, 2010, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of March 31, 2011. Instead, such amounts are included in the statement of operations under the caption "Research and development".

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

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to convertible promissory notes amounted to 117,217,064 and 117,826,507 at March 31, 2011 and 2010, respectively. Accordingly, these common share equivalents at March 31, 2011 and 2010 are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2011 and 2010:

	For the three-month periods ended
	March 31,
	2011	2010
Numerator:
Net loss attributable to common stock	$(48,963)	$(2,541,176)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	215,197,805	139,207,361
Denominator for diluted earnings per share-
Weighted average shares outstanding	215,197,805	139,207,361

Basic earnings per share	$(0.00)	$(0.02)
Diluted earnings per share	$(0.00)	$(0.02)

NOTE 3 - PREPAID EXPENSES

Prepaid expenses generally is comprised of marketing and sales commissions paid to sales agents for the 1 year prepaid subscriptions related to the Company's online back-up services, as well as prepaid insurance. The prepaid marketing expense is being amortized over the term of the respective subscription sold in accordance with GAAP whereby incremental direct costs are recognized in earnings in the same pattern as revenue is recognized. During the three-month period ended March 31, 2011 and 2010, amortization of prepaid expenses amounted to $16,199 and $18,315, respectively and was recorded as sales, general and administrative expense in the accompanying statement of operations. On March 31, 2011 and December 31, 2010, prepaid expenses amounted to $42,599 and $58,798, respectively

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		March 31,	December 31,
	Estimated life	2011	2010
Computer and office equipment	3 to 5 years	$679,121	$861,946
Leasehold improvements	5 years	202,298	202,298
		881,419	1,064,244
Less: Accumulated depreciation		(634,702)	(758,902)
		$246,717	$305,342

During the three-month period ended March 31, 2011, the Company wrote-off $183,641 of fully depreciated computer equipment. Depreciation expense amounted to $59,441 and $75,460 during the three-month period ended March 31, 2011 and 2010, respectively.

NOTE 5 - OTHER ASSETS

Other assets generally consists of deferred financing costs related to the issuance of convertible promissory notes and is amortized on the terms of such notes. Amortization of other assets- deferred financing costs amounted to $648 and $45,175 during the three-month period ended March 31, 2011 and 2010, respectively and is included in interest expense.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES-CURRENT

Convertible promissory notes consist of the following as of:

	March 31, 2011	December 31, 2010
8% Convertible promissory notes, bearing interest at 8% per annum, maturing between August 2009 and September 2011. Interest payable commencing the quarter ended December 31, 2007, payable within thirty (30) days of the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at ninety percent (90%) of the average closing price for the common stock for the five (5) trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at an effective conversion rate ranging from $0.12 to $0.25
	$1,713,772	$1,836,272
Less: unamortized discount	(-)	(365)
Convertible promissory notes- short-term	$1,713,772	$1,835,907

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

During the three-month period ended March 31, 2011, the Company issued 2,369,966 shares of common stock in connection with the conversion of certain 8% convertible promissory notes with an aggregate principal of $122,500 and accrued interest of $6,542. The fair value of such shares issued amounted to $129,042, or $0.05 per share.

	March 31, 2011	December 31, 2010
10% Convertible promissory notes, bearing interest at 10% per annum, maturing between August 2008 and October 2011. Interest payable commencing the quarter ended September 30, 2008, payable within thirty (30) days of the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at the volume weighted average price for the common stock for the ten (10) trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate ranging from $0.05 to $0.16
	$470,963	$420,963
Less: unamortized discount	(28,753)	(-)
Convertible promissory notes- short-term	$442,210	$420,963

During the three-month period ended March 31, 2010, the Company issued 725,000 shares of common stock in connection with the conversion of 10% convertible promissory notes with an aggregate principal of $125,000. The fair value of such shares issued amounted to $125,000, or an average of $0.17 per share.

During the three-month period ended March 31, 2011, the Company issued a $50,000 of 10% convertible promissory note. In connection with the issuance of this convertible promissory note, upon maturity or conversion, the Company shall issue 250,000 warrants at an exercise price of $0.10. The warrants expire three years from the date of grant. The Company recognized a debt discount of $37,672 in connection of the issuance of the 10% convertible promissory note.

At March 31, 2011
Principal- 8% convertible promissory notes past due	$1,668,772
Principal- 10% convertible promissory notes past due	$420,963

In accordance with FASB ASC 740 Debt- Debt with Conversion Options, the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the three-month period ended March 31, 2011 and 2010, respectively, the beneficial conversion feature amounted to $47,672 and $86,250. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

Total amortization of debt discounts for the convertible promissory notes - current amounted to $19,284 and $129,811 for the three-month periods ended March 31, 2011 and 2010, respectively, and is included in interest expense.

NOTE 7 – NOTES PAYABLE

During the three-month period ended March 31, 2011, the Company issued $264,000 notes payable that are due over the next 6 months. In connection with these notes payable, the Company issued 500,000 shares of common stock that have a fair value of $44,000, which was allocated to interest expense.

During the three-month period ended March 31, 2011, the Company issued 6,420,000 shares of common stock in connection with the conversion of certain notes payable with an aggregate principal of $458,500. The fair value of such shares issued amounted to $458,500, or an average of $0.07 per share.

During the three-month period ended March 31, 2011, the Company repaid $110,000 of the note payable.

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

During the three-month period ended March 31, 2011, the Company wrote off $656 of the derivative liability as a result of the expiration of certain warrants associated with the 10% convertible promissory notes

During the three-month period ended March 31, 2011, the Company issued warrants in connection with the sale of the Company’s common stock, conversion of convertible promissory notes, and short-term note payable, as well a convertible promissory note. The maximum number of shares required to be delivered during the period under which the warrants issued pursuant to common stock, conversion of promissory notes and short-term note payables, as well as the issuance of convertible promissory note, together with all the outstanding convertible debt, stock options, warrants and common stock, exceeds the amount of authorized common stock shares at March 31, 2011.  As a result, the Company recorded a derivative liability aggregating $2,313,564, and was offset against the additional-paid in capital.

The fair value of the derivative instruments were based on the following assumptions:

Exercise price:	$0.05 - $0.20
Market price at date of grant:	$0.08 - $0.225
Expected volatility:	50.83% - 89.35%
Term:	>1 year – 5 year
Risk-free interest rate:	0.17% - 2.14%

The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $1,761,726 and an increase of $200,208 during the three-month periods ended March 31, 2011 and 2010, respectively. The decrease in fair value of the derivative liabilities has been recognized as other income/expense.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES - LONG TERM

Convertible promissory notes consist of the following as of:

	March 31, 2011	December 31, 2010
8% Convertible promissory notes, bearing interest at 8% per annum, maturing between February 2010 and December 2010. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at an effective conversion rate of $0.16.	$-	$-
Less: unamortized discount	(-)	(-)
Convertible promissory notes- long-term	$-	$-

During the three-month period ended March 31, 2010, the Company classified $96,000 8% convertible promissory note from long-term to short-term along with the debt discount of $24,846.

	March 31, 2011	December 31, 2010
10% Convertible promissory notes, bearing interest at 10% per annum, maturing between October 2010 and January 2011. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a effective conversion rate of $0.16	$-	$-
Less: unamortized discount	(-)	(-)
Convertible promissory notes- long-term	$-	$-

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

The issuance of common stock during the three-month period ended March 31, 2010 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued Interest Payment for 8% and 10% convertible promissory notes	619,600	$68,637	$0.11
Services performed- Investor relations	400,000	66,000	0.165
Services performed- Legal expense	175,398	28,941	0.165
Services performed- Project management expense	66,406	13,944	0.21
Exercised stock options	100,000	1,000	0.01
Conversion of 8% convertible promissory notes	709,161	113,466	0.16
Conversion of 10% convertible promissory notes	725,000	125,000	0.17
Private placement, net of finder’s fee of $31,750	7,253,473	835,225	0.10 – 0.18
Debt settlement agreement	100,000	20,000	0.20
Convertible note repricing	416,666	79,167	0.19
Interest associated with issuance of notes payable	230,000	47,600	0.205 – 0.22
Reclassification to 8% convertible promissory note - short-term	(62,500)	(10,000)	0.16
	10,733,204	$1,388,980

The issuance of common stock during the three-month period ended March 31, 2011 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Services performed- Investor relations	2,000,000	$194,000	$0.095 - 0.10
Conversion of 8% convertible promissory notes	2,369,966	129,042	.05 – 0.12
Private placement, net of finder’s fee of $44,080	15,580,973	735,969	0.05 - 0.06
Conversion of notes payable	6,420,000	458,500	0.05 – 0.10
Interest associated with issuance of note payable	500,000	44,000	0.088
	26,870,939	$1,561,511

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

During the three-month period ended March 31, 2011, in connection with the private placements the Company issued warrants to purchase 1,090,000 shares of common stock at an exercise price of $0.09 per shares. In connection with the private placement, the Company also issued additional warrants to purchase 4,575,000 shares of common stock at an exercise price range of $0.05 to $0.12 as finder’s fee. The warrants expire between 2014 and  2016.

During the three-month period ended March 31, 2011, in connection with the conversion of a 8% convertible promissory note issued warrants to purchase 166,667 shares of common stock at an exercise price of $0.16 per share. The warrants expire in 2013.

During the three-month period ended March 31, 2011, in connection with the conversion of a 8% convertible promissory note, the Company issued warrants to purchase 19,981 shares of common stock at an exercise price of $0.16 per shares for accrued interest. The warrants expire in 2013. The warrants were valued at $198 using the Black-Scholes option pricing model.

The fair value of the warrants granted during the years ended December 31, 2010 and 2009 is based on the Black Scholes Model using the following assumptions:

	March 31, 2011	March 31, 2010
Exercise price:	$0.16	$0.12 - $0.20
Market price at date of grant:	$0.089	$0.174 - $0.225
Expected volatility:	50.83%	74.52% - 75.12%
Term:	2 years	2 – 3 years
Risk-free interest rate:	0.63%	0.595% - 1.38%

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

For the three-month period ended March 31, 2011, total stock-based compensation charged to operations for option-based arrangements amounted to $108,596. At March 31, 2011, there was $176,898 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Qualified Stock Option Plan and Non Qualified Stock Option Plan.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	March 31, 2011	March 31, 2010
Exercise Price	N/A	$0.01- $ 0.20
Market price at date of grant	N/A	$0.16 -$ 0.225
Expected volatility	N/A	78.2% - 100.4%
Risk-free interest rate	N/A	1.39% - 2.47%

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during the three-month periods ended March 31, 2011 and 2010 amounting $2,500 and $10,100, respectively. The rental property was used for temporary employee housing during such periods.

NOTE 14 - ACCRUED PAYROLL TAXES

As of March 31, 2011, the Company’s liability related to unpaid payroll taxes amounted to $3,501,015, of which, $833,000 relates to accrued interest and penalty.

NOTE 15 - SEGMENTS

During the three-month periods ended March 31, 2011 and 2010, the Company operated in one business segment. The percentages of sales by geographic region for the three-month periods ended March 31, 2011 and 2010 were approximately:

	2011	2010
United States	11%	11%
Europe	89%	89%

NOTE 17 - SUBSEQUENT EVENTS

During April 2011, the Company issued 1,400,000 shares of common stock valued at $70,000 pursuant to a private placement.

During April 2011, the Company issued 225,000 shares of common stock for services rendered valued at $18,000.

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

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $110 million from non-cash and cash  activity since inception through March 31, 2011. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business.

New business relationships:

We have replaced DSGI with a number of distribution partners such as Comet stores, Car Phone Warehouse group, which includes Best Buy Europe, Life Style Group  and their affiliates throughout Europe, providing them, with custom applications designed specifically for them. The process of back filing DSGI has taken almost eighteen months  to complete, as we have gone from providing back up service, to expanding our offerings to cloud service, mobile backup, syncing and a suite of other services as previously discussed. We now expect to start seeing improvement throughout the rest of the year, as we did last year when we launched DSGI.

We are continuing to expand our current distribution partners with scheduled launches throughout the remanding part of the year. We are adding new partners, along with previously announced partners, such as Wirefly/Simplexity, Assurant, or federal Home Warranty and Life Styles Group ( A UK warranty provider).  We expect that they will market our services during the later part of the second quarter of 2011. We are also looking into and negotiating licensing deals where potential partners can license our software for a flat fee as they incur all costs associated, such as storage and customer support. It is still too early to tell if our cloud offerings are going to be successful, however, we are seeing a growing number of companies that want to establish programs with our companyl.. We believe our offerings have adopted to the customers needs, as our cloud system provides smart phones and PC backup the ability to link into our cloud and connect to multiple devices.

We are working on providing our partners with real time data analytics from their consumers via Spare's subsidiary company SMA, which will provide them with behavioral pattern matching and market research.

We are currently in negotiations with certain U.S., European, South American and South Pacific partners, which we are hoping to secure throughout the remainder of the year.

Additionally, as we unveiled our Spare Mobile backup and security services, our current partners, along with some potential channel partners wanted these services to be included in the launches..  While this substantially increased our potential target markets, it further delayed the full scale launch of our services in the 1st and 2nd quarters of 2011.We worked throughout the 1st quarter to integrate and scale the full PC and mobile functionalities of the software    We have now begun our initial small scale launch with the Carphone Warehouse the Netherlands in May 2011 and anticipate a progressive ramp in their distribution efforts throughout the remainder of 2011 and into 2012, along with new programs in the UK, as a bundle service.

As we migrated to our diverse mobile and PC solution, we began to focus our distribution efforts in four vertical channels:

•	Insurance and warranties (Assurant and Lifestyle Group);
•	Retail- Car Phone Warehouse and Simplexity;
•	Original Equipment Manufacturers;
•	Carriers.

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
 In North America we reached an agreement with Assurant (Federal Warranty Service Corporation), which develops, underwrite and market specialty insurance, extended service contracts and other risk management solutions with leading financial institutions, retailers such as Radio Shack, Staples, and other entities such as Sprint,, have now started bundled us into their services.

h Life Style Group (LSG), provider of leading lifestyle solutions and insurance products. LSG specializes in supporting its client brands, attracting customers, improving the customer journey and reducing customer attrition rates. LSG’s portfolio includes Mobile Phone Insurance, Card Protection and Tech Protect®, all of which can be delivered using their innovative HubbT approach. The HubbT allows clients to seamlessly integrate a complete suite of products and services all accessed via one number.  Their customer base includes ”3”, Phones 4 U, Barclay’s and Lloyds bank to name a few, in the U.K.  Both of these companies will offer our mobile platform with its security features to their customers incorporated in their various warrantee programs.  The software will be marketed as a way to not only protect their data from loss but, to also increase the likelihood of retrieving the phone and rendering any data on the phone useless if it is not retrieved.  As mobile devices become more prevalent and more powerful, we believe this channel will be a larger source of revenue to our company beginning late in the first half of 2011.

We intend to continue to broaden our distribution efforts in 2011 through traditional and online retail, mobile warrantee and insurance, device manufacturers and Telco’s which will provide  exposure in the market place.  We believe we have developed cost effective, reoccurring revenue model.   We expect to develop new distribution relationships in the four  vertical channels above and in the  additional geographic areas in order to reach the widest potential subscriber base.

Software Development
Our decision to expand the scope of our “cloud” based platform into mobile backup and security caused us to have to make substantial changes to our software and back end to provide for the scalability and functionality to provide this service across a wide array of devices and platforms.  This expansion delayed our ability to launch a number of important programs in order to make sure the launches provided the type of reliability and user experience our distribution partners required.  Our development team continued to test and improve the mobile platform throughout the second half of 2010 and into the first quarter of 2011, now enabling us to begin the launch of Assurant, Simplexity, and LSG in the second quarter of 2011.  We will continue to change and improve the platform as new and more powerful mobile devices enter the marketplace, however we believe the backbone for our service platform has been substantially developed.

Tarsin Acquisition
As part of our plan incorporate and migrate data across carrier and device platforms we engaged in talks early in 2011 to work with Tarsin, Ltd., a U.K. based mobile services provider, to integrate their mobile feature phone data backup platform with our smart phone platform.   The Tarsin platform has support in over 100 countries worldwide, and on deck partnerships with Motorola, BestBuy\CarPhoneWarehouse, and Nextel.  When we began the undertaking of marrying Tarsin’s platform with ours in order to create a scalable end to end solution for all of our distribution partners, we decided to acquire the platform including Tarsin’s existing subscriber base and partnerships with Motorola and Nextel.  We believe this represents a substantial opportunity for us in partnership with Nextel and Motorola to keep their subscriber’s data backed up and migrate it to new smart phones they offer.  This represents a unique and cost effective way for them to keep their existing clients through an effortless migration of their data from their current Nextel or Motorola device to a new one.  We believe this acquisition also strengthens our partnership with BBE and offers them the ability to reduce churn through special offerings to these customers including data migration and backup.  We intend to work closely with these partners to launch these combined services and offerings to Tarsin’s millions of customers throughout the remainder of 2011.

We estimate that with the integration of the Tarsin platform we will have the ability to market our solutions in over 120 countries and will enable us to market our feature phone to smart phone migration offerings as well as all of our services to hundreds of millions of customers through distribution partners worldwide.

The combined offering is very compelling to all of our existing and potential distribution partners, some of whom have over 100 million active customers. During the remainder of 2011 we will focus our efforts on distribution and revenue producing partnerships.

We expect to close this transaction by August 2011.

Results of Operations for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2011	2010	in $ 2011	in % 2011
	(Unaudited)	(Unaudited)	vs 2010	vs 2010

Net Revenues	$37,594	$546,242	$(508,648)	-93.1%

Operating expenses:
Research and development	258,259	511,085	(252,826)	-49.5%
Selling, general and administrative	1,478,924	2,205,525	(726,601)	-32.9%
Total operating expenses	1,737,183	2,716,610	(979,427)	-36.1%

Operating loss	(1,699,589)	(2,170,368)	470,779	-21.7%

Other income (expense):
Change in fair value of derivative liabilities	1,761,726	(200,207)	1,961,933	-980.0%
Gain from debt settlement	(279)	295,727	(296,006)	-100.1%
Interest expense	(110,821)	(466,328)	355,507	-76.2%
Total other income (expense)	1,650,626	(370,808)	2,021,434	-545.1%

Net loss	(48,963)	(2,541,176)	2,492,213	-98.1%

NM: Not Meaningful

Revenues

Our net revenues primarily consist of subscription fees charged for online back-up services. Our net revenues decreased during the three month period ended March 31, 2011, when compared to the prior year period, due to a decrease in the base over which deferred revenue is amortized and the delay in certain program launches. The amortization of deferred revenue resulted from our previous partnership with DSG International, which terminated in 2009. We expect that our revenues during 2011 will increase sequentially from the first quarter of 2011.

Research and Development

Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Our research and development expenses for the three-month period ended March 31, 2011 include costs associated with continued development of user interfaces and enhancements of existing products and the scalability of our product, pursuant to our roadmap.

The decrease in our research and development expenses during the three-month period ended March 31, 2011 when compared to the prior year period is primarily attributable to the completion of our Spare backup mobile offerings p such  asour cloud solution during the first quarter of 2010, while our research and development expenses consisted mostly of enhancements to our existing solutions.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our products, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses during the three-month period ended March 31, 2011, when compared with the prior period is primarily due to the following:

•
a decrease in fair value of options and warrants issued to employees and consultants, amounting to approximately $500,000 and fair value of modifications to options amounting to approximately $180,000 which occurred during the quarter ended March 31, 2010.  We did not issue as many options and warrants during the three-month period ended March 31, 2011.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to a decrease and an increase  of approximately $1.8 million and $200,000 for the three-month period ended March 31, 2011 and 2010, respectively, has been recognized as other income and other expense in each respective periods. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date is primarily due to a decrease and an increase of the Company’s common stock quoted price between measurement dates and during the three-month period ended March 31, 2011 and 2010, respectively.  The Company’s common stock quoted price is one of the primary assumptions used in the computation of its derivative liabilities.

Gain from Debt Settlement

During the three-month period ended March 2010, we settled numerous court cases and disputes with vendors, which resulted in gains from debt settlements amounting to approximately $296,000. During the three-month period ended March 31, 2011, we did not settle any payables.

Interest Expense

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The decrease in interest expense during the three-month period ended March 31, 2011 when compared to the prior year period is primarily due to a higher weighted-average interest bearing debt and modification of warrants associated with convertible promissory notes during the three-month period ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2011, our cash overdraft amounted to approximately $150,000 and our working deficit amounted to approximately $10.5 million.

During the three-month period ended March 31, 2011, we used cash of approximately $962,000 in our operating activities. Our cash used in operating activities was comprised of our net loss of approximately $48,963 adjusted for the following:

•
Decrease in fair value of our derivative liabilities of approximately $1.8 million;
Fair value of options and warrants issued to employees of approximately $109,000
Fair value of modifications to options and warrants of approximately $122,000;

•	Fair value of common stock issued in connection with services rendered of approximately $194,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $218,000, resulting from an increase of unpaid payroll taxes.

During the three-month period ended March 31, 2011, we generated cash from financing activities of approximately $960,000, which consisted of the proceeds from notes payable, including convertible promissory notes of  $314,000, and the net proceeds from the issuance of common stock of approximately $735,000 offset by principal repayments of certain notes payable aggregating $110,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Raising Transactions

During the three-month period ended March 31, 2011, we issued in aggregate 15,580,973 common shares pursuant to a private placement which generated gross proceeds of approximately $780,000. In connection with this private placement, we issued 1,090,000 warrants exercisable at a price  of $0.09 per share. The warrants expire three years from the date of grant. We paid finder's fee of $44,000.

During the three-month period ended March 31, 2011, we issued $264,000 of 8% promissory notes.

During the three-month period ended March 31, 2011, we issued $50,000 of 10% convertible promissory notes. In connection with the issuance of these convertible promissory notes, upon maturity or conversion, we shall issue 250,000 warrants at an exercise price of $0.10. The warrants expire three years from grant date.

We expect to generate proceeds of approximately $1.5 million by issuing 13,636,363 shares to an accredited investor and 6,818,182 warrants at an exercise price of $0.16 which would mature in three years.  This transaction should close by June 2011

Going Concern

Since our inception in 2002 through March 31, 2011, we have incurred net losses of approximately $111 million from cash and non-cash activities. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we can offer no assurances that we will be successful in raising working capital as needed particularly in the current economic climate. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". The Company records revenue when persuasive evidence of an arrangement exists, on-line back-up services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Online back up service fees received in advance are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of March 31, 2011 amounted to $102,500 when persuasive of an arrangement exists.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2011, we issued $50,000 of 10% convertible promissory notes. In connection with the issuance of these convertible promissory notes, upon maturity or conversion, we shall issue 250,000 warrants at an exercise price of $0.10. The warrants expire three years from grant date.

During the three-month period ended March 31, 2011, we issued 500,000 shares of common stock to  accredited investors in connection with the payment of accrued interest of the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to $44,000 or $$0.088 per share.  This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D of that Act.

During the three-month period ended March 31, 2011, we issued 2,000,000 shares of common stock to one investor relation provider for service performed at a fair value of $194,000 or $0.975 per share . This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

During the three-month period ended March 31, 2011, we  issued in aggregate 15,580,973 common shares to 16 accredited investors pursuant to a private placement which generated gross proceeds of approximately $780,000 or $0.06 per share. In connection with this private placement, the Company issued 1,090,000 warrants exercisable at a price of $0.16 per share. The warrants expire three years from the date of grant. The Company paid finder's fee of $44,000. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D, Rule 506 and Section 4(2) of that act.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   [Removed and Reserved]

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

SPARE BACK UP, INC.

Dated: May 23, 2011	By:	/s/ Cery B. Perle
Cery B. Perle President, Chief Executive Officer and Director and Principal Financial and Accounting Officer