Form 10-K/A
period 2010-12-31
SPARE BACKUP, INC.
filed 2011-07-07
CIK 1103577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

(Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________
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

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☒ No

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 of Spare Backup, Inc. is being filed for the sole purpose of correcting a clerical error in which an exhibit was inadvertently omitted from the EDGAR filing of the Form 10-K as originally filed on April 22, 2011.  This Amendment No. 1. contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  No attempt has been made in this Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2010 to modify or update the other disclosures presented in the Form 10-K or Amendments previously filed. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and Amendments previously filed and the registrant’s other filings with the SEC.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.1	Acquisition Agreement and Plan of Merger(3)
2.2	Agreement and Plan of Merger(4)
3.1	Certificate of Incorporation(1)
3.2	By-Laws (1)
3.3	Certificate of Incorporation, as amended (2)
3.4	Certificate of Amendment to the Certificate of Incorporation (5)
3.5	Certificate of Amendment to the Certificate of Incorporation (8)
3.6	Certificate of Ownership merging Spare Backup, Inc. into Newport International Group, Inc. (19)
3.7	Certificate of designations, rights and preferences of Series A Preferred Stock (23)
4.1	Form of Investor Warrant to Purchase Common Stock issued with 8% promissory note (12)
4.2	Form of Common Stock Purchase Warrant issued with 10% secured note (12)
4.3	Form of Common Stock Purchase Warrant issued to Robinson Reed Inc. and First Capital Holdings International, Inc.(11)
4.4	Form of $0.75 Investor Warrant (11)
4.5	Common stock purchase warrant issued March 31, 2005 to purchase 256,667 shares of common stock issued to Jenelle Fontes (10)
4.6	Common stock purchase warrant issued March 31, 2005 to purchase 280,000 shares of common stock issued to Curtis Lawler (10)
4.7	Form of $1.30 common stock purchase warrant (13)
4.8	Form of common stock purchase warrant issued to Langley Park Investment Trust, PLC (16)
4.9	Form of placement agent warrant issued to Brookstreet Securities Corporation (20)
4.10	Option to Purchase Common Stock issued to Wolfe Axlerod Weinberger (20)
4.11	Option to Purchase Common Stock issued to The Sterling Group (20)
4.12	Form of warrant issued to DSG Plc. (24)
10.1	2002 Stock Option and Stock Award Plan (15)
10.2	Lease for principal executive offices (24)
10.3	Stock Purchase Agreement with Langley Park Investment Trust PLC (9)
10.4	Employment Agreement with Cery B. Perle (11)
10.5	Common Stock and Warrant Purchase Agreement dated as of August 27, 2004 (9)
10.6	Registration Rights Agreement dated as of August 27, 2004 (9)
10.7	Amendment No. 1 to Common Stock and Warrant Purchase Agreement dated as of November 2, 2004 (9)
10.8	Settlement Agreement and Release between Newport International Group, Inc., Robinson Reed, Inc., First Capital Holdings International, Inc., Continental Blue Limited and E-Holdings, Inc. (11)
10.9	Supplier Agreement with CompUSA (12)
10.10	Form of Settlement Agreement between Newport International Group, Inc, Robinson Reed, Inc. and First Capital Holdings International, Inc. (14)
10.11	Amendment No. 1 to the 2002 Stock Option and Stock Award Plan (6)
10.12	Form of Repurchase Agreement with Langley Park Investment Trust PLC (16)
10.13	Form of Amendment to Escrow Agreement with Langley Park Investment Trust PLC (16)
10.14	Amendment No. 2 to the 2002 Stock Option and Stock Award Plan (17)
10.15	Customer Technical Support Services Agreement with Circuit City Stores, Inc. (18)
10.16	Standard Services Agreement and Statement of Work with Hewlett-Packard Company (20)
10.17	Finder's Agreement dated February 5, 2007 between Spare Backup, Inc. and Skyebanc, Inc. (21)
10.18	Agreement Regarding Put Option dated as of May 8, 2007 by and among Spare Backup, Inc., Robinson Reed, Inc. and First Capital Holdings International, Inc. (22)
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

filed herewith.

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

Spare Backup, Inc.

July __, 2011	By:	/s/ Cery Perle
Cery Perle, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Cery Perle	Chief Executive Officer, President, Chairman of the Board,	July __, 2011
Cery Perle	principal executive officer and principal financial and accounting officer

/s/ Ivor Newman	Chief Operating Officer, Director	July __, 2011
Ivor Newman

/s/ Robert Binkele	Director	July __, 2011
Robert Binkele

/s/ Andy Zeinfeld	Director	July __, 2011
Andy Zeinfeld

5