Form 10-Q
period 2011-06-30
SPARE BACKUP, INC.
filed 2011-08-22
CIK 1103577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or
☐     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 000-30587

SPARE BACKUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-3030650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

We need new Nevada address
(Address of principal executive offices)

(760) 779-0251
(Registrant’s telephone number, including area code)

72757 Fred Waring Drive, Palm Desert, CA 92260
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

 Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 263,225,649 shares of common stock are issued and outstanding as of August 18, 2011.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Spare Backup,” the Company”, “ we”, “our”, and “us” refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiary. The information which appears on our web site is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to increase our revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2010 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

SPARE BACKUP, INC.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2011	2010
	(Unaudited)	(1)
Current Assets:
Cash	$11,287	$-
Accounts receivable, net allowance for bad debt of $65,000 and $65,000	100,866	28,536
Prepaid expenses	30,581	58,798
Total current assets	142,734	87,334

Property and equipment, net of accumulated depreciation of $685,976 and $758,902	204,892	305,342

Other assets	53,000	50,648
Total assets	$400,626	$443,324

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,994,343	$2,989,495
Overdraft liability	-	127,321
Accrued payroll taxes	3,567,703	3,203,189
Convertible promissory notes, net of debt discount $18,073 and $365	1,980,662	2,256,870
Accrued interest on convertible promissory notes	34,040	31,473
Notes payable	399,600	892,500
Derivative liabilities	947,541	470,871
Deferred revenue	102,500	102,500
Due to stockholder	15,000	15,000
Total current liabilities	11,041,389	10,089,219

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: 50,000 issued and outstanding	50	50
Common stock; $.001 par value; 300,000,000 shares authorized; 259,260,081 and 200,342,955 issued and outstanding	259,260	200,343
Additional paid-in capital	102,125,954	101,097,359
Accumulated deficit	(113,026,027)	(110,943,647)

Total stockholders’ deficit	(10,640,763)	(9,645,895)

Total liabilities and stockholders’ deficit	$400,626	$443,324

(1) Derived from audited financial statements
See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$155,909	$227,351	$193,503	$773,593

Operating expenses:
Research and development	400,296	989,087	658,555	1,500,172
Selling, general and administrative	1,877,289	2,348,549	3,356,492	4,554,074
Total operating expenses	2,277,585	3,337,636	4,015,047	6,054,246

Operating loss	(2,121,676)	(3,110,285)	(3,821,544)	(5,280,653)

Other income (expense):
Change in fair value of derivative liabilities	368,208	117,588	2,129,934	(82,619)
Gain from debt settlements	-	-	-	295,727
Interest expense	(279,950)	(455,366)	(390,771)	(921,694)
Total other income (expense)	88,258	(337,778)	1,739,163	(708,586)

Net loss	$(2,033,418)	$(3,448,063)	$(2,082,381)	$(5,989,239)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Basic and diluted weighted average common
shares outstanding	243,236,988	153,895,574	229,801,518	146,689,129

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,082,381)	$(5,989,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(2,129,934)	82,619
Fair value of options and warrants issued for services	296,175	767,913
Fair value of option and warrant modifications	121,621	721,464
Fair value of warrants issued to convertible promissory note holder	200,000	12,160
Fair value of warrants issued to note holder	-	-
Fair value of warrants issued for accrued interest	198	11,568
Fair value of common stock issued in connection with service rendered	456,000	618,365
Fair value of common stock issued in connection with convertible promissory notes modifications	-	79,167
Fair value of convertible promissory notes modifications	266	125,128
Fair value of beneficial conversion features modifications	-	-
Fair value of common stock issued in connection with note payable issuance	44,000	184,200
Fair value of common stock issued in connection with debt settlement	-	20,000
Fair value of common stock issued in connection with the conversion of convertible promissory notes	-	(328)
Fair value of common stock issued to satisfy accrued interest	153,561	-
Depreciation	110,715	151,976
Amortization of debt discount	29,964	247,996
Amortization of deferred financing costs	-	81,964
Gain from debt settlement	-	(295,727)
Changes in operating assets and liabilities:
Accounts receivable	(72,330)	51,371
Prepaid expense and other current assets	28,217	(9,962)
Other assets	(2,352)	-
Accounts payable, accrued expense and accrued payroll taxes	1,369,084	871,902
Deferred revenues	-	(612,974)
Accrued interest on convertible promissory notes	2,567	157,663

Net cash used in operating activities	(1,474,629)	(2,722,774)

Cash flows used in investing activities:
Capital expenditures	(10,265)	(47,732)

Net cash used in investing activities	(10,265)	(47,732)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	50,000	-
Proceeds from issuance of notes payable	367,600	1,100,000
Repayment of notes payable	(163,000)	(405,000)
Net proceeds from issuance of common stock for cash	1,166,894	1,547,475
Cash overdraft	(127,321)	(23,695)
Proceeds from exercise of warrants	112,008	545,358
Proceeds from exercise of stock options	90,000	6,368

Net cash provided by financing activities	1,496,181	2,770,506

Net increase in cash	11,287	-

Cash, beginning of period	-	-

Cash, end of period	$11,287	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Write off of fully depreciated property and equipment	$183,641	$1,907,351
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and corresponding debt discount	$47,672	$153,062
Conversion of convertible promissory notes and accrued interest into shares of common stock	$318,042	$383,873
Conversion of notes payable into shares of common stock	$759,500	$-
Fair value of shares of common stock issued for payment of accrued interest	$-	$133,270
Fair value of derivative liability	$2,407,261	$-

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

The balance sheet presented as of June 30, 2011 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed on April 22, 2011.  The results of operations for the six-month period ended June 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011.

The accompanying consolidated unaudited financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $2.1 million during the six-month period ended June 30, 2011 and its current liabilities exceed its current assets by $10.9 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the six-month period ended June 30, 2011, the Company did not exceed the FDIC insurance limit.

The Company's accounts receivable are due from a few customers, which are located in the Unites States and United Kingdom. At June 30, 2011, three of the Company’s customers accounted for substantially all of its accounts receivable. Two of the Company’s customers accounted for 96% of its accounts receivables at December 31, 2010.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  Management determined that an allowance of $65,000 was necessary at June 30, 2011 and December 31, 2010, respectively.

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

The Company has collected annual fees related to online back-up services. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of June 30, 2011 and December 31, 2010 amounted to $102,500 and $102,500, respectively, and will be recognized as revenue over the respective subscription period.

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

Customer Concentration

One of the Company’s customers accounted for 13% and 88% of the Company’s revenue during the six-month period ending June 30, 2011 and 2010, respectively.

Product Concentration

The Company offers subscriptions to online and software backup products to assist individuals, small businesses and home business users.

Fair Value of Financial Instruments

FASB ASC 820 “Fair Value Measurements and Disclosures” establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2010 and 2009, with the exception of its convertible promissory notes.  The carrying amount of the convertible promissory notes at June 30, 2011 and December 31, 2010, approximate their respective fair value based on the Company’s incremental borrowing rate.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of June 30, 2011. Instead, such amounts are included in the statement of operations under the caption "Research and development".

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments and warrants in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could require net cash settlement, then the contract shall be classified as an asset or a liability.

Pursuant to 815-40-25-22, if the number of currently authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including outstanding convertible debt or instruments, outstanding stock options and warrants, exceeds the maximum number of shares that could be required to be delivered under share settlement of the contract.  At June 30, 2011, the Company believes that substantially all its outstanding warrants and convertible promissory notes trigger this excess.  Accordingly, the share settlement of the exercise of such warrants is not within the control of the Company and should be classified as liability.

Additionally, the Company needs to determine whether the instruments issued in the transactions are considered indexed to the Company’s own stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to convertible promissory notes amounted to 121,791,677 and 117,826,507 at June 30, 2011 and 2010, respectively. Accordingly, these common share equivalents at June 30, 2011 and 2010 are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(2,033,418)	$(3,448,063)	$(2,082,381)	$(5,989,239)
(Increase) decrease in fair value of derivative liabilities	(368,208)	(117,588)	(2,129,934)	82,619
Numerator for basic earnings per share- loss attributable to common stockholders - as adjusted	(2,401,626)	(3,565,651)	(4,212,315)	(5,906,620)
Numerator for diluted earnings per share-net income (loss) attributable to common stockholders - as adjusted	$(2,401,626)	$(3,565,651)	$(4,212,315)	$(5,906,620)

Denominator:
Denominator for basic earnings per share--weighted average shares	243,236,988	153,895,574	229,801,518	146,689,129
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-	-	-
Assumed conversion of notes payable	-	-	-	-
Stock options	-	-	-	-
Warrants	-	-	-	-
Dilutive potential common shares	-	-	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	243,236,988	153,895,574	229,801,518	146,689,129

Loss per share:
Net loss available to common stockholders
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		June 30,	December 31,
	Estimated life	2011	2010
Computer and office equipment	3 to 5 years	$688,570	$861,946
Leasehold improvements	5 years	202,298	202,298
		890,868	1,064,244
Less: Accumulated depreciation		(685,976)	(758,902)
		$204,892	$305,342

During the six-month period ended June 30, 2011, the Company wrote-off approximately $184,000 of fully depreciated computer equipment. Depreciation expense amounted to approximately $111,000 and $152,000 during the six-month period ended June 30, 2011 and 2010, respectively.

NOTE 4 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following as of:

	June 30, 2011	December 31, 2010
Convertible promissory notes, bearing interest between 8% and 10% per annum, maturing between August 2008 and October 2011. Interest is within 30 days after the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at a range of 90% of the average closing price for the common stock for the five trading days preceding the interest payment date to 100% of the volume weighted average price for the common stock for the ten trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at an effective conversion rate ranging from $0.05 to $0.25.
	$1,998,735	$2,257,235
Less: unamortized discount	(18,073)	(365)
Convertible promissory notes	$1,980,662	$2,256,870

The following sets forth the Company’s activity of its convertible notes payable during the six-month period ended June 30, 2011 and 2010, respectively:

	Six-month period ended June 30, 2011	Six-month period ended June 30, 2010
Repricing of certain convertible promissory notes from $0.16 to $0.12 per share-interest expense	$ 266	$ 125,128
Issuance of 416,666 shares of common stock in connection with aforementioned repricing	-	79,167
Issuance of 6,149,966 and 2,203,457 shares of common stock pursuant to conversion of convertible notes payable and related interest	318,042	383,873

Proceeds from issuance of convertible note payable	50,000	-
Fair value of warrants issued to certain promissory note holders recorded as interest expense	200,000	12,160
Fair value of 955,029 shares of common stock to satisfy accrued interest obligations	81,687	-
Fair value of warrants and embedded conversion features recorded as corresponding debt discount	47,672	153,062
Fair value of warrants issued to satisfy accrued interest obligations	198	11,568
Amortization of debt discount	29,964	247,996
Amortization of deferred financing costs	-	81,964

With the exception of notes aggregating $50,000, all other convertible notes are past due at June 30, 2011.

During June 2011, the Company agreed to issue a $1.5 million note payable, 5,000,000 warrants and 50,000 shares of the Company’s Series B Preferred Stock.  At June 30, 2011, the Company’s available credit under the note amounted to $1.5 million and the Company’s Series B Preferred Stock have not been designated or issued.  The note bears interest at 10% per annum, which is payable in August 2011 and every month thereafter.  The note matures in June 2014.  The note is convertible, at the holder’s option, at a rate equal to 75% of the Company’s 5-day moving average quoted price of the stock for that month.  The exercise price of the warrants is $0.09 per share.  The warrants expire in June 2016.  The Company may borrow up to $325,000 per month under this instrument.

NOTE 7 – NOTES PAYABLE

Notes payable do not have any stated interest rate, are payable on demand and are unsecured.

The following sets forth the Company’s activity of its notes payable during the six-month period ended June 30, 2011 and 2010, respectively:

	Six-month period ended June 30, 2011	Six-month period ended June 30, 2010
Principal repayments	$ 163,000	$ 405,000
Proceeds from issuance of note payable	367,600	1,100,000
Fair value of 955,029 and 980,000 shares of common stock to satisfy accrued interest obligations	115,874	184,200
Issuance of 12,946,000 shares to satisfy obligations under certain notes payable	759,500	-

NOTE 8 - DERIVATIVE LIABILITIES

The maximum number of shares required to be delivered during the period under which substantially all of the Company’s outstanding warrants and convertible notes exceed the amount of authorized shares at June 30, 2011.

The Company accounts for the embedded conversion features included in its convertible promissory notes and outstanding warrants.

The aggregate fair value of derivative liabilities at June 30, 2011 and December 31, 2010 amounted to approximately $1.0 million and $471,000, respectively.

During the six-month period ended June 30, 2011, the warrants and convertible promissory notes issued by the Company were recognized as equity contracts because, at the time, the Company had sufficient amount of authorized of shares of common stock to satisfy its obligations under such contracts.

At each measurement date, the fair value of the embedded conversion features and warrants were based on the binomial and the Black Scholes method, respectively.

The fair value of the derivative instruments were based on the following assumptions:

		Liability contracts recognized during the six-month period ended
	June 30, 2011	June 30, 2011	December31, 2010
Embedded Conversion Features:
Effective Exercise price	$0.08	$0.05	$0.10-0.16
Effective Market price	$0.08	$0.09	$0.095
Volatility	69%	69%	75%
Risk-free interest	1.76%	0.28%	0.30%
Terms days	90	120	182
Expected dividend rate	0%	0%	0%

Warrants:
Effective Exercise price	$0.22	$0.09-0.34	$0.05-0.20
Effective Market price	$0.08	$0.08	$0.095
Volatility	69%	69%	75%
Risk-free interest	1.76%	1.76%	75.00%
Terms	525	76-1825	829
Expected dividend rate	0%	0%	0%

The fair value of the warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes amounted to approximately $248,000 of which $48,000 has been recognized as debt discount and $200,000 has been recognized as interest expense during the six-month period ended June 30, 2012.

The fair value of the warrants and embedded conversion features reclassified from equity contracts to liability contracts during the six-month period ended June 30, 2011 amounted to approximately $2.4 million with a corresponding decrease in additional paid-in capital.

The fair value of derivative liabilities decreased by approximately $2.1 million between measurement dates during the six-month period ended June 30, 2011.  Such decrease is recorded as other income in the accompanying statement of operations.

The fair value of derivative liabilities increased by approximately $83,000 between measurement dates during the six-month period ended June 30, 2010.  Such increase is recorded as other expense in the accompanying statement of operations.

NOTE 10 - STOCKHOLDERS' DEFICIT

On August 15, 2008, the Company increased the authorized common shares from 150,000,000 to 300,000,000 shares of common stock at $0.001 par value.

The issuance of common stock during the six-month period ended June 30, 2010 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued Interest Payment for 8% and 10% convertible promissory notes	972,944	$133,270	$0.14
Services performed- Investor relations	2,450,000	393,500	0.159 - 0.165
Services performed- Legal expense	175,398	28,941	0.165
Services performed- Project management expense	110,677	22,799	0.20 - 0.21
Services performed- Business development	900,000	169,000	0.145 - 0.20
Services performed- Strategy consulting	25,000	4,125	0.165
Exercised stock options	636,752	6,368	0.01
Exercised warrants	5,453,595	545,358	0.10
Conversion of 8% convertible promissory notes	1,828,457	258,873	0.14
Conversion of 10% convertible promissory notes	725,000	125,000	0.17
Private placement, net of finder’s fee of $39,000	13,761,807	1,547,475	0.10 - 0.20
Debt settlement agreement	100,000	20,000	0.20
Convertible note repricing	416,666	79,167	0.19
Interest associated with issuance of notes payable	980,000	184,200	0.16 - 0.22

The issuance of common stock during the six-month period ended June 30, 2011 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued Interest Payment for 8% and 10% convertible promissory notes	955,029	$81,687	$0.09
Services performed- Investor relations	5,395,000	383,000	0.04-0.10
Exercised stock options	3,000,000	90,000	0.03
Exercised warrants	2,240,159	112,008	0.05
Conversion of convertible promissory notes and notes payable	19,095,966	1,077,874	0.05-0.10
Private placement, net of finder’s fee of $57,330	27,730,972	1,166,894	.03-.06
Interest associated with issuance of notes payable	500,000	44,000	.088

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

During the six-month period ended June 30, 2011, in connection with the private placements the Company issued warrants to purchase 1,090,000 shares of common stock at an exercise price of $0.09 per shares. In connection with the private placement, the Company also issued additional warrants to purchase 4,575,000 shares of common stock at an exercise price range of $0.05 to $0.12 as finder’s fee. The warrants expire between 2014 and 2016.

During the six-month period ended June 30, 2011, in connection with the conversion of a 8% convertible promissory note issued warrants to purchase 166,667 shares of common stock at an exercise price of $0.16 per share. The warrants expire in 2013.

During the six-month period ended June 30, 2011, in connection with the conversion of a 8% convertible promissory note, the Company issued warrants to purchase 19,981 shares of common stock at an exercise price of $0.16 per shares for accrued interest. The warrants expire in 2013. The warrants were valued at $198 using the Black-Scholes option pricing model.

During the six-month period ended June 30, 2011, in connection with the issuance of a $1.5 million convertible promissory note, the Company issued warrants to purchase 5,000,000 shares of common stock at an xercise price of $0.09.  The warrants expire in 2016.

The fair value of the warrants granted is based on the Black Scholes Model using the following assumptions:

	June 30, 2010	June 30, 2011
Exercise price:	$0.10 - $0.32	$.09-.16
Market price at date of grant:	$0.145 $0.225	$0.08-.09
Expected volatility:	64.25% - 168.64%	69-75%
Term:	2 – 9 years	3 – 5 years
Risk-free interest rate:	0.34% - 3.59%	0.75% - 2.72%

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	June 30, 2010	June 30, 2011
Exercise Price	$0.01 - $ 0.20	$0.03-0.08
Market price at date of grant	$0.16 - $ 0.225	$0.08
Expected volatility	78.2% - 100.4%	50-69%
Risk-free interest rate	1.39% - 2.47%	0.63-1.76%

The following activity occurred under our plan:

	Six-month period ended June 30,
	2011	2010

Weighted-average grant-date fair value of options granted	$0.04	$0.19
Fair value of options recognized as expense:	$296,175	$767,913
Options granted	4,500,000	3,627,680

The total compensation cost related to non-vested options not yet recognized amounted to approximately $155,000 at June 30, 2011 and the Company expects that it will be recognized over the following weighted-average period of 15 months.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during the six-month periods ended June 30, 2011 and 2010 amounting $2,500 and $10,000, respectively. The rental property was used for temporary employee housing during such periods.

NOTE 15 - SEGMENTS

During the three-month periods ended June 30, 2011 and 2010, the Company operated in one business segment. The percentages of sales by geographic region for the three-month periods ended June 30, 2011 and 2010 were approximately:

	2011	2010
United States	11%	15%
Europe	89%	85%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our flagship product is Spare Backup, a fully-automated remote backup solution designed and developed especially for the small office, mobile and  home environment which automatically and efficiently backs up all data on selected laptop or desktop computers, as well as mobile devices. As a result, we believe individuals and business can ensure file safety in a wide variety of devices, including PCs , smartphones, tablets and  laptops. . We launched our Spare Back-up service and software product version 1.0 in March 2005 and we are currently offering version 6.0 of the product. Our Spare Switch software enables users to complete the transfer of personal files from one personal computer (PC) to another via a high speed Internet connection. We focus on individuals and business that use   diverse technologies and various devices to support their businesses and lifestyles.  We provide and easy to use scalable cloud based solution for securing business files, media, and personal data that is  vital to their  personal and business life Our concept is to develop a suite of complementary products and services which are designed for use by technical and non-technical users featuring a user interface that can cross both sets of users. Our software has unique characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $110 million from cash and non-cash activity since inception through June 30, 2011. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business.

New business relationships:

We are continuing to expand our current distribution base with scheduled launches throughout the remaning part of the year. We will focus our distribution efforts in four vertical channels:

•	Insurance and warranties (Assurant and Lyfestyle Group);
•	Retail- Car Phone Warehouse and Simplexity;
•	Original Equipment Manufacturers;
•	Carriers

In addition to our current distribution partners in the above referenced channels including Wirefly/Simplexity, Assurant, or federal Home Warranty and Life Styles Group (a UK warranty provider), we are aggressively seeking additional partnerships. We expect our current partners will market scheduled launches of our services during the remainder f of 2011 and into 2012. We are also in discussions with potential partners to license our software for a flat fee, where they would incur all cost associated with storage and customer support

While, we believe the launch of our cloud base offerings will be commercially successful, it is still to early, in the deployment stage to determine the extent of its market penetration.

We continue to invest in our mobile technology and have added additional features, such as:

Last Known LocationPRO:  View the approximate location of your registered phone(s) on an integrated map using the phone’s built-in GPS.

Lock/Unlock PhonePRO:  Remotely lock your phone to prevent unauthorized use and protect your personal information.

Display MessagePRO:  Send a message to your phone that locks your phone and displays a message requesting that the good Samaritan holding your phone contact you to return it.

Set Phone AlarmPRO:  Locks your phone and sends a loud, audible alert directly to your phone to immediately pinpoint its location.

Erase PhonePRO:  Remotely lock your phone and erase your contacts, photos, etc. from your phone.   Since Wirefly Mobile Backup also backs up your contacts, photos, and more, you can easily transfer your stored data to your replacement device in minutes.
our security suite of products that offer the ability to lock your  phone, find it if lost and that our code is becoming more seasoned and reliable.

We believe our offerings will adapt to the customers day to day needs as our cloud system provides smart phones with the ability to link into our cloud and connect to multiple devices, which include PC’s and Tablets.

We are working on providing our partners with real time data analytics from their which will provide them with behavioral pattern matching and market research.

We are in various stages of negotiations with potential partners in the U.S. and South Pacific and we are hopeful that these negotiations will result in additional partnerships in the coming quarters.

We have now begun our initial small scale launch with the Carphone Warehouse in  the UK of April of 2011 and in the Netherlands in May 2011.  We have now converted our product to support the local language in the Netherlands and Spain as we anticipate a progressive ramp in their distribution efforts throughout the remainder of 2011 and into 2012.

In September 2010 we reached a distribution agreement with Simplexity, LLC., (“Simplexity”), the parent company of Wirefly.com.  Simplexity, a privately held company, is the Internet's leading authorized seller of cell phones and wireless services. Wirefly is Simplexity's shopping and comparison site for consumers, bringing online shoppers an unprecedented selection of cell phones and service plans from every major U.S. carrier with the convenience of automated application processing and cell phone activation. For the last six years Wirefly has been the internet's #1 authorized dealer for AT&T, Verizon Wireless, Sprint, and T-Mobile.  Simplexity also operates and maintains similar online websites for a number of major retailers in North America. We believe Simplexity is uniquely positioned in the U.S. market to reach potential mobile customers across a wide variety of carriers through online mobile sales sites they own or manage   within North America.  We anticipate the sales launch of our services through Simplexity’s distribution network, and bundled into “device protection” offerings emphasizing our important security features as well as our ability to seamlessly port data across numerous mobile device platforms, to progressively grow in 2011 and beyond. The service will be offered as an add-on or inclusive in the service packages such as “data protection” currently marketed by Simplexity to its channel partners and customers. We believe these bundled services will be launching in the 3rd quarter of 2011.

Second, we opened a new distribution channel for our mobile platform through mobile insurance and warrantee providers.  In North America we reached an agreement with Assurant (Federal Warranty Service Corporation), which develops, underwrite and market specialty insurance, extended service contracts and other risk management solutions with leading financial institutions, retailers, and other entities has bundled us into their services. The first of their launches is with Sprint, a US based cellular company.  Our backup solution will be bundled into all warranties associated with tablet sales. We will offer a trial amount of storage which we will be paid on and when the consumer exceeds that amount they are offered an additional amount for a monthly or annual fee, which is then shared between the two companies on an undisclosed basis.  We will be expanding our offerings and are currently doing translations for up to 8 additional languages to support additional launches throughout the remainder of this year.

We also have signed up Life Style Group (LSG), provider of leading lifestyle solutions and insurance products. LSG specializes in supporting its client brands, attracting customers, improving the customer journey and reducing customer attrition rates. LSG’s portfolio includes Mobile Phone Insurance, Card Protection and Tech Protect®, all of which can be delivered using their innovative HubbT approach. The HubbT allows clients to seamlessly integrate a complete suite of products and services all accessed via one number.  Their customer base includes Virgin Mobile, Orange, “3”,  Phone, phones 4 U, Barclay’s and Lloyds bank to name a few, in the U.K.  We have firm launch dates with LSG partners throughout the remainder of 2011, and expect to see significant results by the 4th quarter of 2011

We expect to be able to work with all partners that are associated with these companies; both of these companies will offer our mobile platform with its security features to their customers incorporated in their various warrantee programs.  The software will be marketed as a way to not only protect their data from loss but, to also increase the likelihood of retrieving the phone and rendering any data on the phone useless if it is not retrieved.  As mobile devices become more prevalent and more powerful, we believe this channel will be a larger source of revenue to our company beginning late in the first half of 2011.

We intend to continue to broaden our distribution efforts with current and new partners in 2011 and 2012 with additional launches into Germany, Ireland, Italy, Spain, Poland, Romania, Czech Republic and Turkey.

We are looking to expand through traditional and online retail, mobile warrantee and insurance, device manufacturers and Telcom service providers to maximize our exposure in the market place.  We believe we have developed cost effective, revenue generating propositions for our distribution partners as we launch offerings covered under our current agreements. We expect to develop new distribution relationships in additional geographic areas in order to reach the widest potential subscriber base.

Software Development
Our decision to expand the scope of our “cloud” based platform into mobile backup and security caused us to have to make substantial changes to our software and back end to provide for the scalability and functionality to provide this service across a wide array of devices and platforms.  This expansion delayed our ability to launch a number of important programs in order to make sure the launches provided the type of reliability and user experience our distribution partners required.  Our development team continued to test and improve the mobile platform throughout the second half of 2010 and into the first quarters of 2011, now enabling us to begin the launch of Assurant, Simplexity, and LSG in the second half of 2011. The above partnerships represent multiple opportunities as each of the companies have different distributors and strategic alliances marketing their products.    We will continue to change and improve the platform as new and more powerful mobile devices enter the marketplace, however we believe the backbone for our service platform has been substantially developed. We have new features to our existing services that will begin rolling out in the 4th quarter of 2011, which we believe will not only be complementary to, but will accelerate revenue from our distribution.

Tarsin Acquisition

Throughout the first half of 2011, we conducted our due diligence of Tarsin and attempted to integrate their services into ours; based on our due diligence and initial work with Tarsin management that it is unlikely that Spare Backup will consummate this acquisition.... We feel that the smartphone market is expanding at such a rate that it would be difficult to recoup  our investment in this acquisition, as Tarsin strong hold is in the rapidly declining feature phone market.

Results of Operations for the three-month and six-month periods ended June 30, 2011 compared to the three-month and six-month periods ended June 30, 2010

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/	Six-month periods ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)	June 30,		(Decrease)	(Decrease)
	2011	2010	in $ 2011	in % 2011	2011	2010	in $ 2011	in % 2011
	(Unaudited)	(Unaudited)	vs 2010	vs 2010	(Unaudited)	(Unaudited)	vs 2010	vs 2010

Net Revenues	$155,909	$227,351	$(71,442)	-31.4%	$193,503	$773,593	$(580,090)	-75.0%

Operating expenses:
Research and development	400,296	989,087	(588,791)	-59.5%	658,555	1,500,172	(841,617)	-56.1%
Selling, general and administrative	1,877,289	2,348,549	(471,260)	-20.1%	3,356,492	4,554,074	(1,197,582)	-26.3%
Total operating expenses	2,277,585	3,337,636	(1,060,051)	-31.8%	4,015,047	6,054,246	(2,039,199)	-33.7%

Operating loss	(2,121,676)	(3,110,285)	988,609	-31.8%	(3,821,544)	(5,280,653)	1,459,109	-27.6%

Other income (expense):
Change in fair value of derivative liabilities	368,208	117,588	250,620	213.1%	2,129,934	(82,619)	2,212,553	NM
Gain from debt settlement	-	-	-	NM	-	295,727	(295,727)	-100.0%
Interest expense	(279,950)	(455,366)	(175,416)	-38.5%	(390,771)	(921,694)	(530,923)	-57.6%
Total other income (expense)	88,258	(337,778)	426,036	-126.1%	1,739,163	(708,586)	2,447,749	-345.4%

Net loss	(2,033,418)	(3,448,063)	(1,414,645)	-41.0%	(2,082,381)	(5,989,239)	(3,906,858)	-65.2%

NM: Not Meaningful

Revenues

Our net revenues primarily consist of subscription fees charged for online back-up services. Our net revenues decreased during the three-month and six-month periods ended June 30, 2011, when compared to the prior year periods, due to a decrease in the base over which deferred revenue is amortized during the first half of 2011, offset by an increase of revenues from our new distributors who launched our products during the latter part of 2010 and the first half of 2011. The amortization of deferred revenue during the first half of 2010 resulted from our previous partnership with DSG International, which terminated in 2009. We expect that our revenues during 2011 will increase sequentially from the first half of 2011.

Research and Development

Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Our research and development expenses for the three-month and six-month periods ended June 30, 2011 include costs associated with continued development of user interfaces and enhancements of existing products.

The decrease in our research and development expenses during the three-month and six-month period ended June 30, 2011 when compared to the prior year period is primarily attributable to the completion of our Spare back-Up offering as a cloud solution during the first half of 2010, while our research and development expenses consisted mostly of enhancements to our existing solutions.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and  of our products, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses during the three-month and six-month periods ended June 30, 2011, when compared with the prior period is primarily due to the following:

•
a decrease in non-recurring fair value of options and warrants issued to employees and consultants, including the fair value of modification of terms of such options and warrants, amounting to approximately $680,000 which occurred during the first quarter of 2010.  Otherwise, selling, general, and administrative expenses during the three-month period ended June 30, 2011 is at comparable levels to the prior year period.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense. The difference in fair value of the derivative liabilities between their measurement dates.  Decrease in fair value of derivative liabilities recognized during the three-month period ended June 30, 2011 and 2010 and the six-month period ended June 30, 2011 is primarily due to a decrease of our common stock quoted price between measurement dates and during such periods.  The increase in fair value of derivative liabilities during the six-month period ended June 30, 2010 is primarily due to an increase of the in our common stock quoted price between measurement dates and during such period.  The Company’s common stock quoted price is one of the primary assumptions used in the computation of its derivative liabilities.

Gain from Debt Settlement

During the three-month and six-month periods ended June 30, 2010, we settled numerous court cases and disputes with vendors, which resulted in gains from debt settlements amounting to approximately $296,000. During the six-month period ended June 30, 2011, we did not settle any payables with any significant gain.

Interest Expense

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount and interest on our convertible promissory notes. The decrease in interest expense during the three-month period and six-month periods ended June 30, 2011 is primarily due lower amortization of debt discount during the three-month and six periods ended June 30, 2011.  We recognized the amortization of debt discount over the terms of their respective promissory notes, which matured during the latter part of the fiscal 2010 and the first half of 2011.

Liquidity and Capital Resources

At June 30, 2011, our cash amounted to approximately $11,000 and our working deficit amounted to approximately $10.5 million.

During the six-month period ended June 30, 2011, we used cash of approximately $1.5 million in our operating activities. Our cash used in operating activities was comprised of our net loss of approximately $2.1 million adjusted for the following:

•
• Decrease in fair value of our derivative liabilities of approximately $2.1 million;
• Fair value of stock-based payments issued to employees and consultants of approximately $752,000
• Fair value of modifications to options and warrants of approximately $122,000;
• Fair value of equity transactions related to financing of approximately $398,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $1.4 million, resulting from delays in payments to satisfy our obligations due to our liquidity issues.

During the six-month period ended June 30, 2011, we generated cash from financing activities of approximately $1.5 million, which consisted of the proceeds from notes payable and convertible promissory notes of $418,000, and the net proceeds from the issuance of common stock of approximately $1.2 million offset by principal repayments of certain notes payable aggregating $164,000 and the funding of our overdraft of approximately $127,000.  Additionally, we generated proceeds from exercise of options and warrants aggregating approximately $202,000.

During the six-month period ended June 30, 2010, we used cash of approximately $2.7 million in our operating activities. Our cash used in operating activities was comprised of our net loss of approximately $6.0 million adjusted for the following:

•
• Decrease in fair value of our derivative liabilities of approximately $2.2 million;
• Fair value of stock-based payments issued to employees and consultants of approximately $1.4 million
• Fair value of modifications to options and warrants of approximately $722,000;
• Fair value of equity transactions related to financing of approximately $329,000;
• Amortization of debt discount and deferred financing costs of approximately $330,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

• Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $872,000, resulting from delays in payments to satisfy our obligations due to our liquidity issues;
• Decrease in deferred revenues of approximately of approximately $613,000 for subscription fees received during fiscal 2009 which were recognized during the first half of 2010.

During the six-month period ended June 30, 2010, we generated cash from financing activities of approximately $2.8 million, which consisted of the proceeds from notes payable of $1,100,000, and the net proceeds from the issuance of common stock of approximately $1.5 million offset by principal repayments of certain notes payable aggregating $405,000 and the funding of our overdraft of approximately $24,000.  Additionally, we generated proceeds from exercise of options and warrants aggregating approximately $552,000.

The decrease in our net cash flows used in operating activities from $2.8 million to $2.0 million during the six-month period ended June 30, 2011 when compared to the prior year is primarily due to general increased time to process payment for accounts payable and accrued payroll taxes and, to a lesser extent, a decrease in the level of our research and development expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Raising Transactions

During the three-month period ended June 30, 2011, we issued in aggregate 12,149,999 shares of our common stock pursuant to a private placement which generated gross proceeds of approximately $445,000. We paid finder's fee of $13,000 in connection with such financing.

During the three-month period ended June 30, 2011, we agreed to issue a note payable of $1.5 million and warrants to purchase 5,000,000 shares

During June 2011, we agreed to issue a $1.5 million note payable, 5,000,000 warrants and 50,000 shares of The Company’s Series B Preferred Stock.  At June 30, 2011, the Company’s available credit under the note amounted to $1.5 million and the Company’s Series B Preferred Stock have not been designated or issued.  The note bears interest at 10% per annum, payable in August 2011 and every month thereafter.  The note matures in June 2014.  The note is convertible, at the holder’s option, at a rate equal to 75% of the Company’s 5-day moving average quoted price of the stock for that month.  The exercise price of the warrants is $0.09 per share.  The warrants expire in June 2016.  We may borrow up to $325,000 per month under this instrument.

Going Concern

Since our inception in 2002 through June 30, 2011, we have incurred net losses of approximately $113 million from cash and non-cash activities. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we can offer no assurances that we will be successful in raising working capital as needed particularly in the current economic climate. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". The Company records revenue when persuasive evidence of an arrangement exists, on-line back-up services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Online back up service fees received in advance are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of June 30, 2011 amounted to $102,500 when persuasive of an arrangement exists.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2011, we issued 955,029 shares of common stock to 34 accredited investors in connection with the payment of accrued interest of the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to $81,687 or $$0.09 per share.  This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act..

During the three-month period ended June 30, 2011, we issued 3,395,000 shares of common stock to two investor relation providers for service performed at a fair value of $262,000 or $0.08 per share . This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

During the three-month period ended June 30, 2011, we  issued in aggregate 12,149,999 shares of our common stock to  15 accredited investors pursuant to a private placement which generated gross proceeds of approximately $444,500 or $0.04 per share. The Company paid finder's fee of $13,250. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D, Rule 506 and Section 4(2) of that act.

During the three-month period ended June 2011, we agreed to issue a $1.5 million note payable, 5,000,000 warrants and 50,000 shares of our Series B Preferred Stock to one accredited investor.  At June 30, 2011, the Company’s available credit under the note amounted to $1.5 million and our Series B Preferred Stock have not been designated or issued.  The note bears interest at 10% per annum, payable in August 2011 and every month thereafter.  The note matures in June 2014.  The note is convertible, at the holder’s option, at a rate equal to 75% of the Company’s 5-day moving average quoted price of the stock for that month.  The exercise price of the warrants is $0.09 per share.  The warrants expire in June 2016.  We may borrow up to $325,000 per month under this instrument.

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

SPARE BACK UP, INC.

Dated: August 22, 2011	By:	/s/ Cery B. Perle
Cery B. Perle President, Chief Executive Officer and Director and Principal Financial and Accounting Officer