Form 10-Q
period 2011-09-30
SPARE BACKUP, INC.
filed 2011-11-18
CIK 1103577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 000-30587

SPARE BACKUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-3030650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 Ironwood, Minden, NV 98423
(Address of principal executive offices)

(775) 392-2180
(Registrant’s telephone number, including area code)

N/A
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

 Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 293,672,503 shares of common stock are issued and outstanding as of November 17, 2011.

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

SPARE BACKUP, INC.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2011	2010
	(Unaudited)	(1)
Current Assets:
Cash	$162,759	$-
Accounts receivable, net allowance for bad debt of $100,000 and $65,000	140,855	28,536
Prepaid expenses	13,830	58,798
Total current assets	317,444	87,334

Property and equipment, net of accumulated depreciation of $736,490 and $758,902	154,378	305,342

Other assets	53,000	50,648
Total assets	$524,822	$443,324

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,767,719	$2,989,495
Overdraft liability	-	127,321
Accrued payroll taxes	3,857,823	3,203,189
Convertible promissory notes, net of debt discount $7,276 and $365	1,921,459	2,256,870
Accrued interest on convertible promissory notes	119,090	31,473
Notes payable	452,100	892,500
Derivative liabilities	2,238,832	470,871
Deferred revenue	102,500	102,500
Due to stockholder	15,000	15,000
Total current liabilities	12,474,523	10,089,219

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
150,000 and 50,000 issued and outstanding	150	50
Common stock; $.001 par value; 300,000,000 shares authorized;
287,206,908 and 200,342,955 issued and outstanding	287,207	200,343
Additional paid-in capital	104,036,128	101,097,359
Accumulated deficit	(116,273,186)	(110,943,647)

Total stockholders’ deficit	(11,949,701)	(9,645,895)

Total liabilities and stockholders’ deficit	$524,822	$443,324

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$153,568	$104,832	$347,071	$878,425

Operating expenses:
Research and development	501,380	510,384	1,159,935	2,010,556
Selling, general and administrative	1,093,789	1,345,129	4,450,281	5,899,203
Total operating expenses	1,595,169	1,855,513	5,610,216	7,909,759

Operating loss	(1,441,601)	(1,750,681)	(5,263,145)	(7,031,334)

Other income (expense):
Change in fair value of derivative liabilities	(1,552,858)	(52,849)	577,076	(135,468)
Gain from debt settlements	-	24,906	-	320,663
Interest expense	(252,699)	(497,093)	(643,470)	(1,418,787)
Total other income (expense)	(1,805,557)	(525,036)	(66,394)	(1,233,592)

Net loss	$(3,247,158)	$(2,275,717)	$(5,329,539)	$(8,264,926)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.05)

Basic and diluted weighted average common shares outstanding	273,233,495	172,378,312	243,774,932	154,170,175

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,329,539)	$(8,264,926)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative liabilities	(577,076)	135,468
Fair value of options and warrants issued for services	468,346	1,659,267
Fair value of shares and warrants in lieu of interest	472,458	140,245
Fair value of common stock issued in connection with service rendered	583,325	759,341
Fair value of convertible promissory notes modifications	-	164,966
Fair value of common stock issued in connection with note payable issuance	44,000	184,200
Depreciation	161,229	221,298
Bad debt	35,000	-
Amortization of debt discount	58,261	585,950
Amortization of deferred financing costs	44,968	106,501
Gain from debt settlement	-	(320,633)
Changes in operating assets and liabilities:
Accounts receivable	(147,319)	47,160
Prepaid expense and other current assets	-	(54,917)
Other assets	(2,352)	-
Accounts payable, accrued expense and accrued payroll taxes	1,467,858	1,328,698
Deferred revenues	-	(621,127)
Accrued interest on convertible promissory notes	87,617	228,734

Net cash used in operating activities	(2,633,224)	(3,699,775)

Cash flows used in investing activities:
Capital expenditures	(10,265)	(54,633)

Net cash used in investing activities	(10,265)	(54,633)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes and line of credit	490,000	152,500
Proceeds from issuance of notes payable	367,600	1,150,000
Repayment of notes payable	(163,000)	(405,000)
Net proceeds from issuance of common stock for cash	1,851,527	2,249,474
Cash overdraft	(127,321)	25,708
Proceeds from exercise of warrants	285,442	575,358
Proceeds from exercise of stock options	102,000	6,368

Net cash provided by financing activities	2,806,248	3,754,408

Net increase in cash	162,759	-

Cash, beginning of period	-	-

Cash, end of period	$162,759	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Write off of fully depreciated property and equipment	$183,641	$1,907,351
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and corresponding debt discount	$47,672	$469,549
Conversion of convertible promissory notes and accrued interest into shares of common stock	$818,500	$869,306
Conversion of notes payable into shares of common stock	$697,500	$-
Fair value of shares of common stock issued for deferred compensation	$-	$500,000
Issuance of a note payable to pay certain accounts payable	$37,500	$-
Reclassification from liability to equity contract	$296,144	$-
Reclassification from equity to liability contract	$2,407,261	$-

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

The balance sheet presented as of September 30, 2011 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed on April 22, 2011.  The results of operations for the nine-month period ended September 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011.

The accompanying consolidated unaudited financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $5.3 million during the nine-month period ended September 30, 2011 and its current liabilities exceed its current assets by $12.1 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the nine-month period ended September 30, 2011, the Company did not exceed the FDIC insurance limit.

The Company's accounts receivable are due from a few customers, which are located in the Unites States and United Kingdom. At September 30, 2011, three of the Company’s customers accounted for substantially all of its accounts receivable. Two of the Company’s customers accounted for 96% of its accounts receivables at December 31, 2010.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  Management determined that an allowance of $100,000 and $65,000 was necessary at September 30, 2011 and December 31, 2010, respectively.

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

The Company has collected annual fees related to online back-up services. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of September 30, 2011 and December 31, 2010 amounted to $102,500 and $102,500, respectively, and will be recognized as revenue over the respective subscription period.

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

Customer Concentration

One of the Company’s customers accounted for 50% and a different one accounted for 75% of the Company’s revenue during the nine-month period ending September 30, 2011 and 2010, respectively.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2010 and 2009, with the exception of its convertible promissory notes and derivative liabilities.  The carrying amount of the convertible promissory notes at September 30, 2011 and December 31, 2010, approximate their respective fair value based on the Company’s incremental borrowing rate.  The derivative liabilities are computed using either the Black Scholes Model or the binomial method.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of September 30, 2011. Instead, such amounts are included in the statement of operations under the caption "Research and development".

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

Share-based Payments

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) for all the stock awards. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 7 for further information regarding the Company’s stock-based compensation assumptions and expenses. The Company elected to use the modified prospective transition method as permitted by ASC 718.

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

Pursuant to 815-40-25-22, if the number of currently authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including outstanding convertible debt or instruments, outstanding stock options and warrants, exceeds the maximum number of shares that could be required to be delivered under share settlement of the contract.  At September 30, 2011, the Company believes that substantially all its outstanding warrants and convertible promissory notes trigger this excess.  Accordingly, the share settlement of the exercise of such warrants is not within the control of the Company and should be classified as liability.

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

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to convertible promissory notes amounted to 113,959,750 and 117,826,507 at September 30, 2011 and 2010, respectively. Accordingly, these common share equivalents at September 30, 2011 and 2010 are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the nine-month and nine-month periods ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(3,247,158)	$(2,275,717)	$(5,329,539)	$(8,264,926)
(Increase) decrease in fair value of derivative liabilities	1,552,858	52,849	(577,076)	135,468
Numerator for basic earnings per share- loss
attributable to common stockholders - as adjusted	(1,694,300)	(2,222,868)	(5,906,615)	(8,129,458)
Numerator for diluted earnings per share-net income (loss)
attributable to common stockholders - as adjusted	$(1,694,300)	$(2,222,868)	$(5,906,615)	$(8,129,458)

Denominator:
Denominator for basic earnings per share--weighted
average shares	273,233,495	172,378,312	243,774,932	154,170,175
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-	-	-
Assumed conversion of notes payable	-	-	-	-
Stock options	-	-	-	-
Warrants	-	-	-	-
Dilutive potential common shares	-	-	-	-
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	273,233,495	172,378,312	243,774,932	154,170,175

Loss per share:
Net loss available to common stockholders
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.05)

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		September 30,	December 31,
	Estimated life	2011	2010
Computer and office equipment	3 to 5 years	$688,570	$861,946
Leasehold improvements	5 years	202,298	202,298
		890,868	1,064,244
Less: Accumulated depreciation		(736,490)	(758,902)
		$154,378	$305,342

During the nine-month period ended September 30, 2011, the Company wrote-off approximately $184,000 of fully depreciated computer equipment. Depreciation expense amounted to approximately $161,000 and $222,000 during the nine-month period ended September 30, 2011 and 2010, respectively.

NOTE 4 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes

Convertible promissory notes consist of the following as of:

	September 30, 2011	December 31, 2010
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
	$1,928,735	$2,257,235
Less: unamortized discount	(7,276)	(365)
Convertible promissory notes	$1,921,459	$2,256,870

The following sets forth the Company’s activity of its convertible notes payable during the nine-month period ended September 30, 2011 and 2010, respectively:

	Nine-month period ended September 30, 2011	Nine-month period ended September 30, 2010
Re-pricing of certain convertible promissory notes from $0.16 to $0.12 per share-interest expense	$-	$164,966
Issuance of 416,666 shares of common stock in connection with aforementioned re-pricing	-	79,167
Issuance of 16,087,591 and 5,390,098 shares of common stock pursuant to conversion of convertible notes payable	818,500	747,790

Proceeds from issuance of convertible notes payable and line of credit	490,000	-
Fair value of warrants issued to certain promissory note holders recorded as interest expense	207,910	12,160
Fair value of 767,623 shares of common stock to satisfy accrued interest obligations	50,995	-
Fair value of warrants and embedded conversion features recorded as corresponding debt discount	47,672	153,062
Fair value of warrants issued to satisfy accrued interest obligations	-	11,568
Amortization of debt discount	40,761	247,996
Amortization of deferred financing costs	-	81,964

With the exception of notes aggregating $50,000, all other convertible notes are past due at September 30, 2011.

During June 2011, the Company agreed to issue a $1.5 million note payable, 5,000,000 warrants and 50,000 shares of the Company’s Series B Preferred Stock.  At September 30, 2011, the Company’s available credit under the note amounted to $1.1 million and the Company’s Series B Preferred Stock have not been designated or issued.  The note bears interest at 10% per annum, which is payable in August 2011 and every month thereafter.  The note matures in June 2014.  The note is convertible, at the holder’s option, at a rate equal to 75% of the Company’s 5-day moving average quoted price of the stock for that month.  The exercise price of the warrants is $0.09 per share.  The warrants expire in June 2016.  The Company may borrow up to $325,000 per month under this instrument.  The Company received $440,000 under the note payable during the nine-month period ending September 30, 2011.  The Company has satisfied its obligations under such note at September 30, 2011.

Notes Payable

Notes payable do not have any stated interest rate, are payable on demand and are unsecured, with the exception of one note amounting to $37,500, which has a premium of $15,000 and is due on November 16, 2011.  The amount due under such note at September 30, 2011 amounts to $52,500.

The following sets forth the Company’s activity of its notes payable during the nine-month period ended September 30, 2011 and 2010, respectively:

	Nine-month period ended September 30, 2011	Nine-month period ended September 30, 2010
Principal repayments	$163,000	$405,000
Proceeds from issuance of note payable	367,600	1,150,000
Fair value of 955,029 and 980,000 shares of common stock to satisfy accrued interest obligations	115,874	184,200
Issuance of 12,496,000 shares to satisfy obligations under certain notes payable	759,500	-
Issuance of note payable to satisfy certain accounts payable	37,500

The Company recognized approximately interest expense of approximately $644,000 and $1.4 million as interest expense, which consists of the excess of the fair value of shares of common stock over the carrying value of the convertible promissory notes and notes payable satisfied, amortization of debt discount, amortization of deferred financing costs, fair value of the Company’s shares of common stock and warrants issued in lieu of interest.

NOTE 5 - DERIVATIVE LIABILITIES

The maximum number of shares required to be delivered during the period under which substantially all of the Company’s outstanding warrants and convertible notes exceed the amount of authorized shares at September 30, 2011.

The Company accounts for the embedded conversion features included in its convertible promissory notes and outstanding warrants.

The aggregate fair value of derivative liabilities at September 30, 2011 and December 31, 2010 amounted to approximately $2.2 million and $471,000, respectively.

During the nine-month period ended September 30, 2011, the warrants and convertible promissory notes issued by the Company were recognized as liability contracts because, at issuance, the Company did not have sufficient amount of authorized of shares of common stock to satisfy its obligations under such contracts.

At each measurement date, the fair value of the embedded conversion features and warrants were based on the binomial and the Black Scholes method, respectively.

The fair value of the derivative instruments were based on the following assumptions:

	September 30, 2011	Issuance or reclassification of contracts during the nine-month period ended September 30, 2011	December31, 2010
Embedded Conversion Features:
Effective Exercise price	$0.13	$0.05	$0.10-0.16
Effective Market price	$0.13	$0.09	$0.095
Volatility	78%	69%	75%
Risk-free interest	1.93%	0.28%	0.30%
Terms days	90	120	182
Expected dividend rate	0%	0%	0%

Warrants:
Effective Exercise price	$0.21	$0.06-0.34	$0.05-0.20
Effective Market price	$0.13	0.08-.15	$0.095
Volatility	78%	69-78%	75%
Risk-free interest	1.93%	1.76-1.93%	75.00%
Terms	556	76-1825	829
Expected dividend rate	0%	0%	0%

The fair value of the warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes amounted to approximately $248,000 of which $48,000 has been recognized as debt discount and $200,000 has been recognized as interest expense during the nine-month period ended September 30, 2011.

The fair value of the warrants and embedded conversion features reclassified from equity contracts to liability contracts during the nine-month period ended September 30, 2011 amounted to approximately $2.4 million with a corresponding decrease in additional paid-in capital.

The fair value of the warrants and embedded conversion features reclassified from liability contracts to equity contracts during the nine-month period ended September 30, 2011 amounted to approximately $296,000 with a corresponding increase in additional paid-in capital.

The fair value of derivative liabilities decreased  by approximately $577,000 between measurement dates during the nine-month period ended September 30, 2011.  Such decrease is recorded as other income in the accompanying statement of operations.

The fair value of derivative liabilities decreased by approximately $135,000 between measurement dates during the nine-month period ended September 30, 2010.  Such increase is recorded as other expense in the accompanying statement of operations.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

During the nine-month ending period ended September 30, 2011, the Company issued 100,000 shares of its Series B Preferred Stock.  The Series B Preferred Stock’s designation provides voting rights amounting to 400-to-1 shares.  The Company issued 50,000 of such shares to one of its directors, who also manages and controls a company which is one of the Company’s customers.  Additionally, the Company issued 50,000 of such shares to one its lenders and shareholders, who has granted a $1.5 million convertible note payable and was the owner of 7,416,666 shares of the Company’s common stock at the date of issuance of the $1.5 million convertible note payable.

The issuance of the shares of Series B Preferred Stock was recognized at their par value.

Common Stock

The issuance of common stock during the nine-month period ended September 30, 2010 is summarized in the table below:

	Number of Shares of Common Stock	Value at Issuance	Value at Issuance (per share)
Accrued Interest Payment for 8% and 10% convertible promissory notes	972,944	$133,270	$0.14
Services performed- Investor relations	2,750,000	434,000	0.135 - 0.165
Services performed- Legal expense	175,398	28,941	0.165
Services performed- Project management expense	360,677	48,277	0.10 - 0.21
Services performed- Business development	1,200,000	205,000	0.12 - 0.20
Services performed- Strategy consulting	25,000	4,125	0.165
Services performed-Payroll	300,000	39,000	0.13
Deferred compensation-marketing	4,000,000	500,000	0.12
Exercised stock options	636,752	6,368	0.01
Exercised warrants	5,703,595	575,358	0.10
Conversion of 8% convertible promissory notes	5,390,098	744,306	0.12-0.16
Conversion of 10% convertible promissory notes	725,000	125,000	0.17
Private placement, net of finder’s fee of $39,000	20,922,084	2,249,474	0.10 - 0.20
Debt settlement agreement	100,000	20,000	0.20
Convertible note repricing	416,666	79,167	0.19
Interest associated with issuance of notes payable	980,000	184,200	0.16 - 0.22

The issuance of common stock during the nine-month period ended September 30, 2011 is summarized in the table below:

	Number of Shares of Common Stock	Value at Issuance	Value at Issuance (per share)
Accrued interest payment for 8% and 10% convertible promissory notes	517,623	38,495	$0.07
Fair value of shares of common stock issued as interest payment on note payable	250,000	$12,500	0.05
Services performed- Investor relations	5,395,000	701,325	0.04-0.10
Exercised stock options	4,000,000	100,000	0.01-0.03
Exercised warrants	5,109,403	285,442	0.05-.06
Conversion of convertible promissory notes and notes payable	29,033,591	1,711,508	0.05-0.10
Private placement, net of finder’s fee of $57,330	41,258,336	1,852,727	.03-.06

Interest associated with issuance of notes payable	500,000	44,000	.088

In connection with the exercise of 2,869,244 warrants during the nine-month period ended September 30, 2011, the Company reclassified such liability contracts to equity contracts.  The fair value of the reclassified liability contracts at the date of exercise amounted to approximately $287,000.  Upon exercise of the warrants, the Company reduced its derivative liabilities by such amount and increased its additional paid-in capital, as additional consideration for the exercise of warrants.

Warrants

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

During the nine-month period ended September 30, 2011, in connection with the private placements the Company issued warrants to purchase 1,090,000 shares of common stock at an exercise price of $0.09 per shares. In connection with the private placement, the Company also issued additional warrants to purchase 4,575,000 shares of common stock at an exercise price range of $0.05 to $0.12 as finder’s fee. The warrants expire between 2014 and 2016.  During the nine-month period ended September 30, 2011, included in the aforementioned issuance of warrants, the Company issued 333,333 warrants which were accounted as derivative liabilities upon issuance.  Their fair value upon issuance amounted to approximately $27,000 and was recorded as a reduction of the additional paid-in capital related to the proceeds of the private placement.

During the nine-month period ended September 30, 2011, in connection with the conversion of an 8% convertible promissory note issued warrants to purchase 166,667 shares of common stock at an exercise price of $0.16 per share. The warrants expire in 2013.

During the nine-month period ended September 30, 2011, in connection with the conversion of an 8% convertible promissory note, the Company issued warrants to purchase 19,981 shares of common stock at an exercise price of $0.16 per shares for accrued interest. The warrants expire in 2013. The warrants were valued at $198 using the Black-Scholes option pricing model.

During the nine-month period ended September 30, 2011, in connection with the issuance of a $1.5 million convertible promissory note, the Company issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.09.  The warrants expire in 2016.

The fair value of the warrants granted is based on the Black Scholes Model using the following assumptions:

	September 30, 2010	September 30, 2011
Exercise price:	$0.10 - $0.32	$.09-.20
Market price at date of grant:	$0..135 $0.225	$0.08-.15
Expected volatility:	64.25% - 168.64%	69-78%
Term:	2 – 9 years	3 – 5 years
Risk-free interest rate:	0.34% - 3.59%	0.75% - 2.72%

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	September 30, 2010	September 30, 2011
Exercise Price	$ 0.01 - $ 0.20	$ 0.03-0.08
Market price at date of grant	$ 0.125 - $ 0.225	$ 0.08
Expected volatility	78.2% - 100.4%	50-69%
Risk-free interest rate	1.39% - 2.47%	0.63-1.76%

The following activity occurred under our plan:

	Nine-month period ended September 30,
	2011	2010

Weighted-average grant-date fair value of options granted	$0.04	$0.19
Fair value of options recognized as expense:	$468,346	$1,659,267
Options granted	4,500,000	3,627,680

The total compensation cost related to non-vested options not yet recognized amounted to approximately $102,000 at September 30, 2011 and the Company expects that it will be recognized over the following weighted-average period of 12 months.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

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

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during the nine-month periods ended September 30, 2011 and 2010 amounting $2,500 and $12,500, respectively. The rental property was used for temporary employee housing during such periods.

NOTE 9 - SEGMENTS

During the nine-month periods ended September 30, 2011 and 2010, the Company operated in one business segment. The percentages of sales by geographic region for the nine-month periods ended September 30, 2011 and 2010 were approximately:

	2011	2010
United States	11%	25%

Europe	89%	75%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a software development company and service provider for the PC and mobile device industry.  Our flagship product is Spare Backup, a fully-automated remote backup solution designed and developed especially for the small office, mobile and  home environment which automatically and efficiently backs up all data on selected laptop or desktop computers, as well as mobile devices. As a result, we believe individuals and business can ensure file safety in a wide variety of devices, including PCs , smartphones, tablets and  laptops. . We launched our Spare Back-up service and software product version 1.0 in March 2005 and we are currently offering version 6.0 of the product. Our Spare Switch software enables users to complete the transfer of personal files from one personal computer (PC) to another via a high speed Internet connection. We focus on individuals and business that use   diverse technologies and various devices to support their businesses and lifestyles.  We provide and easy to use scalable cloud based solution for securing business files, media, and personal data that is  vital to their  personal and business life Our concept is to develop a suite of complementary products and services which are designed for use by technical and non-technical users featuring a user interface that can cross both sets of users. Our software has unique characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $110 million from cash and non-cash activity since inception through September 30, 2011. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business.

Corporate Relocation

We completed the move of our corporate headquarters, including a major portion of our software development team, to Minden Nevada in the third quarter of 2011.  We believe the move will enable us to draw from a less expensive labor pool for software design as well as provide us with a significantly more favorable corporate tax environment.  We currently anticipate that we will be subject to minimal corporate taxes for the remainder of 2011 and throughout 2012.

 Business Development and Marketing Strategy:

We market our software products through distributors in through retailers as well as insurance and warrantee providers.  We are continuing to expand our current distribution base with scheduled launches throughout the remaining part of the year. We will focus our distribution efforts in four vertical channels:

·	Insurance and warranties (Assurant and Lifestyle Group);
·	Retail- Car Phone Warehouse and Simplexity;
·	Original Equipment Manufacturers;
·	Carriers

In addition to our current distribution partners in the above referenced channels including Wirefly,/Simplexity, Assurant/ Federal Home Warranty and Life Styles Group (a UK warranty provider), we are aggressively seeking additional partnerships. We expect our current partners will market scheduled launches of our services during the remainder  of 2011 and into 2012. We are also in discussions with potential partners to license our software for a flat fee, where they would incur all cost associated with storage and customer support

While, we believe the launch of our cloud like offerings will be commercially successful, it is still too early, in the deployment stage to determine the extent of its market penetration.

We continue to invest in our software development, particularly focusing on our mobile technology and have added additional features, such as:

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

Our mobile security suite of products that offer the ability to lock your phone, find it if lost and that our code is becoming more seasoned and reliable.

In the third quarter of 2011 we completed the first phase of development of a new suite of parental controls to enable parents to monitor and manage numerous aspects of their children's use of smart mobile devices. The parental controls are activated through a simple set-up wizard that helps users enable boundaries for monitoring up to 5 children's locations and times of daily activities like school, sports, and time with friends.  Once specific rules are put into place by the subscriber, if the child's phone is not in the location it should be, the intelligent software automatically notifies the subscriber through email or text. Through the secure website and mobile devices, a parent can view mapped trails to see where their child has been.  Additional functionalities our being developed which we anticipate will be released in the coming quarters

We believe our offerings will adapt to the customers day to day needs as our cloud system provides smart phones with the ability to link into our cloud and connect to multiple devices, which include PC’s and Tablets.

We are working on providing our partners with real time data analytics from their which will provide them with behavioral pattern matching and market research.

We are in various stages of negotiations with potential partners in the U.S., Brazil India, middle east, South America and   South Pacific and we are hopeful that these negotiations will result in additional partnerships in the coming quarters.

We have now begun our initial small scale launch with the Carphone Warehouse in  the UK of April of 2011 and in the Netherlands in May 2011.  We have now converted our product to support the local language in the Netherlands and Spain as we anticipate a progressive ramp in their distribution efforts throughout the remainder of 2011 and into 2012.

In September 2010 we reached a distribution agreement with Simplexity, LLC., (“Simplexity”), the parent company of Wirefly.com.  Simplexity, a privately held company, is the Internet's leading authorized seller of cell phones and wireless services. Wirefly is Simplexity's shopping and comparison site for consumers, bringing online shoppers an unprecedented selection of cell phones and service plans from every major U.S. carrier with the convenience of automated application processing and cell phone activation. For the last six years Wirefly has been the internet's #1 authorized dealer for AT&T, Verizon Wireless, Sprint, and T-Mobile.  Simplexity also operates and maintains similar online websites for a number of major retailers in North America. We believe Simplexity is uniquely positioned in the U.S. market to reach potential mobile customers across a wide variety of carriers through online mobile sales sites they own or manage   within North America.  We anticipate the sales launch of our services through Simplexity’s distribution network, and bundled into “device protection” offerings emphasizing our important security features as well as our ability to seamlessly port data across numerous mobile device platforms, to progressively grow in 2011 and beyond. The service will be offered as an add-on or inclusive in the service packages such as “data protection” currently marketed by Simplexity to its channel partners and customers. We estimated that the launch of these bundled services would take place in the third quarter, however, this launch was delayed due to site integration issues and is anticipated to take place in the fourth quarter of 2011.

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

We also have a distribution partnership with Lifestyle Services Group (LSG), provider of leading lifestyle solutions and insurance products. LSG specializes in supporting its client brands, attracting customers, improving the customer journey and reducing customer attrition rates. LSG’s portfolio includes Mobile Phone Insurance, Card Protection and Tech Protect®, all of which can be delivered using their innovative HubbT approach. The HubbT allows clients to seamlessly integrate a complete suite of products and services all accessed via one number.  Their customer base includes Virgin Mobile, Orange, “3”,  Phone, phones 4 U, Barclay’s and Lloyds bank to name a few, in the U.K.   LSG has also amended our December 13, 2010 master services agreement in the third quarter of 2011 to include our parental controls functionality. Under the terms of the amended agreement, Spare Backup will supply the parental controls to LSG for distribution to LSG's affinity distribution channels that include most of the major retail banks and mobile networks and target approximately 10 million customers.  Both companies have agreed that Lifestyle Services Group will have exclusive distribution rights to the parental controls functionality in territories where it has a physical presence, provided it reaches certain minimum volumes over specified periods including a minimum of one million registered users in the first six months of launch.  We have firm launch dates with LSG partners throughout the remainder of 2011, and expect to see significant results by the 4th quarter of 2011.

We expect to be able to work with all partners that are associated with these companies; both of these companies will offer our mobile platform with its security features to their customers incorporated in their various warrantee programs.  The software will be marketed as a way to not only protect their data from loss but, to also increase the likelihood of retrieving the phone and rendering any data on the phone useless if it is not retrieved.  As mobile devices have become more prevalent and more powerful, we believe this channel will be a larger source of revenue to our company in the coming quarters.  We anticipate that these companies will begin marketing programs beginning in the fourth quarter of 2011 and first half of 2012 which we believe will lead to a significant increase in revenue derived from our mobile offerings.

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

Software Development

Our decision to expand the scope of our “cloud” based platform into mobile backup and security caused us to have to make substantial changes to our software and back end to provide for the scalability and functionality to provide this service across a wide array of devices and platforms.  This expansion delayed our ability to launch a number of important programs in order to make sure the launches provided the type of reliability and user experience our distribution partners required.  Our development team continued to test and improve the mobile platform throughout the second half of 2011 and will continue into the first quarters of 2012.

In the third quarter we began the full migration to an HTML based platform for our distribution partners.  We began launching new sites and anticipate a progressively roll out system wide by the end of 2011.  The sites will enable a full touchscreen interface to support all tablet and mobile device applications including Android, Blackberry, Windows and Apple.  The new websites will include a complete rework and update of our existing Flex-based portal into HTML4/CSS3 with extensive use of JQuery for wide browser compatibility support and slick user interfaces.  The client side is coded with C#/ASPX for direct interface with .NET/SQL Server backend server solution fully supporting modern browsers and mobile devices.  Some key benefits of the new sites include smaller sized applications with HTML for faster loading as well as better visuals, tighter security and faster browsing with new HTML4/CSS3 standards.  HTML will also enable quicker launch schedules for new customers, greater scalability, simplification of server technology, and faster maintenance.

We also began the upgrade of our hardware in the third quarter of 2011 to a scalable storage platform capable of supporting millions of users for our software products. Through a unique cloud like structure, this new platform can be infinitely scaled as usage increases by the combined use of additional network storage and virtual machine arrays (VMWARE). Upon completion, scheduled by the end of 2011, all user backup data will be stored on state of the art NetAPP SAN storage.  User account information and transactional information will be stored in a secure SQL-Server redundant distributed database utilizing special high-speed RAID drives.  In addition, our IIS web servers each can support thousands of simultaneous users.  Combining this with our new scalable Virtual Machine array allows the system to be used by millions of users.

We believe that through our software and hardware improvements we are now better positioned to begin the launches of Assurant, Simplexity, LSG and other potential partners in the remainder of 2011 and into 2012. The above partnerships represent multiple opportunities as each of the companies has different distributors and strategic alliances marketing their products.    We will continue to change and improve the platform as new and more powerful mobile devices enter the marketplace, however we believe the backbone for our service platform has been substantially developed. We have new features to our existing services that will begin rolling out in the 4th quarter of 2011, which we believe will not only be complementary to, but will accelerate revenue from our distribution.

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $113 million from cash and non-cash activity since inception through September 30, 2011. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business.

Results of Operations for the three-month and nine-month periods ended September 30, 2011 compared to the three-month and nine-month periods ended September 30, 2010

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/	Nine-month periods ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)	September 30,		(Decrease)	(Decrease)
	2011	2010	in $ 2011	in % 2011	2011	2010	in $ 2011	in % 2011
	(Unaudited)	(Unaudited)	vs 2010	vs 2010	(Unaudited)	(Unaudited)	vs 2010	vs 2010

Net Revenues	$153,568	$104,832	$48,736	46.5%	$347,071	$878,425	$(531,354)	-60.5%

Operating expenses:
Research and development	501,380	510,384	(9,004)	-1.8%	1,159,935	2,010,556	(850,621)	-42.3%
Selling, general and administrative	1,093,789	1,345,129	(251,340)	-18.7%	4,450,281	5,899,203	(1,448,922)	-24.6%
Total operating expenses	1,595,169	1,855,513	(260,344)	-14.0%	5,610,216	7,909,759	(2,299,543)	-29.1%

Operating loss	(1,441,601)	(1,750,681)	309,080	-17.7%	(5,263,145)	(7,031,334)	1,768,189	-25.1%

Other income (expense):
Change in fair value of derivative liabilities	(1,552,858)	(52,849)	(1,500,009)	2838.3%	577,076	(135,468)	712,544	NM
Gain from debt settlement	-	24,906	(24,906)	NM	-	320,663	(320,663)	-100.0%
Interest expense	(252,699)	(497,093)	(244,394)	-49.2%	(643,470)	(1,418,787)	(775,317)	-54.6%
Total other income (expense)	(1,805,557)	(525,036)	(1,280,521)	243.9%	(66,394)	(1,233,592)	1,167,198	-94.6%

Net loss	(3,247,158)	(2,275,717)	971,441	42.7%	(5,329,539)	(8,264,926)	(2,935,387)	-35.5%

NM: Not Meaningful

Revenues

Our net revenues primarily consist of subscription fees charged for online back-up services. Our net revenues increased during the three-month period ended September 30, 2011 when compared to the prior year period, due to an increase in new customers from the recently developed strategic relationships.  Revenues decreased during the nine-month period ended September 30, 2011, when compared to the prior year period, due to a decrease in the base over which deferred revenue is amortized during 2011, offset by an increase of revenues from our new distributors who launched our products during the latter part of 2010 and the nine-month period ended September 30,  2011. The amortization of deferred revenue, which amounted to approximately $621,000 during the nine-month period ended September 30, 2010 resulted from our previous partnership with DSG International, which terminated in 2009. We expect that our revenues during 2011 will increase sequentially from the first half of 2011.

Research and Development

Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Our research and development expenses for the three-month and nine-month periods ended September 30, 2011 include costs associated with continued development of user interfaces and enhancements of existing products.

The decrease in our research and development expenses during the three-month and nine-month period ended September 30, 2011 when compared to the prior year periods is primarily attributable to the completion of our Spare back-Up offering as a cloud solution during the first half of 2010, while our research and development expenses during the nine-month period ended September 30, 2011 consisted mostly of enhancements to our existing solutions.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and  of our products, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses during the three-month and nine-month periods ended September 30, 2011, when compared with the prior period is primarily due to the following:

•
a decrease in non-recurring fair value of options and warrants issued to employees and consultants, including the fair value of modification of terms of such options and warrants.  Otherwise, selling, general, and administrative expenses during the nine-month period ended September 30, 2011 is at comparable levels to the prior year period.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates.  The decrease or increase in fair value of derivative liabilities recognized during the three-month and nine-month period ended September 30, 2011 and 2010  is primarily due to a decrease or increase of our common stock quoted price between measurement dates and during such periods, respectively.  Our common stock quoted price is one of the primary assumptions used in the computation of our derivative liabilities.

Gain from Debt Settlement

During the three-month and nine-month periods ended September 30, 2010, we settled numerous court cases and disputes with vendors, which resulted in gains from debt settlements amounting to approximately $25,000 and $321,000, respectively. During the nine-month period ended September 30, 2011, we did not settle any payables with any significant gain.

Interest Expense

Interest expense consists primarily of interest recognized in connection with the excess of the fair value of the shares issued to satisfy such obligations, over their carrying value, the amortization of debt discount and interest on our convertible promissory notes. The decrease in interest expense during the three-month period and nine-month periods ended September 30, 2011 is primarily due lower amortization of debt discount during the three-month and six periods ended September 30, 2011.  We recognized the amortization of debt discount over the terms of their respective promissory notes, which matured during the latter part of the fiscal 2010 and the first half of 2011.

Liquidity and Capital Resources

At September 30, 2011, our cash amounted to approximately $163,000 and our working deficit amounted to approximately $12.2 million.

During the nine-month period ended September 30, 2011, we used cash of approximately $2.6 million in our operating activities. Our cash used in operating activities was comprised of our net loss of approximately $5.3 million adjusted for the following:

•	Decrease in fair value of our derivative liabilities of approximately $578,000;
•	Fair value of stock-based payments issued to employees and consultants of approximately $468,000;
•	Fair value of shares of common stock issued in connection with services rendered of approximately $583,000;
•	Fair value of equity transactions related to financing of approximately $472,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $1.5 million, resulting from delays in payments to satisfy our obligations due to our liquidity issues.

During the nine-month period ended September 30, 2011, we generated cash from financing activities of approximately $2.8 million, which consisted of the proceeds from notes payable and convertible promissory notes of $858,000, and the net proceeds from the issuance of common stock of approximately $1.9 million offset by principal repayments of certain notes payable aggregating $163,000 and the funding of our overdraft of approximately $127,000.  Additionally, we generated proceeds from exercise of options and warrants aggregating approximately $387,000.

During the nine-month period ended September 30, 2010, we used cash of approximately $3.7 million in our operating activities. Our cash used in operating activities was comprised of our net loss of approximately $8.3 million adjusted for the following:

•	Increase in fair value of our derivative liabilities of approximately $135,000;
•	Fair value of stock-based payments issued to employees and consultants of approximately $1.7 million
•	Fair value of shares of common stock issued in connection with services rendered of approximately $759,000;
•	Fair value of equity transactions related to financing of approximately $349,000;
•	Amortization of debt discount and deferred financing costs of approximately $693,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $1.3 million, resulting from delays in payments to satisfy our obligations due to our liquidity issues;
•	Decrease in deferred revenues of approximately of approximately $621,000 for subscription fees received during fiscal 2009 which were recognized during the three-month period ended September 30, 2010.

During the nine-month period ended September 30, 2010, we generated cash from financing activities of approximately $3.8 million, which consisted of the proceeds from notes payable and convertible promissory notes of $1.3 million and the net proceeds from the issuance of common stock of approximately $2.2 million offset by principal repayments of certain notes payable aggregating $405,000 and the funding of our overdraft of approximately $26,000.  Additionally, we generated proceeds from exercise of options and warrants aggregating approximately $582,000.

The decrease in our net cash flows used in operating activities from $3.7 million to $2.6 million during the nine-month period ended September 30, 2011 when compared to the prior year is primarily due to a decrease in the level of our cash-based research and development expenses, and to a lesser extent, of our cash-based selling, general, and administrative expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Raising Transactions

During the nine-month period ended September 30, 2011, we issued in aggregate 41,258,336 shares of our common stock pursuant to a private placement which generated gross proceeds of approximately $1.9 million. We paid finder's fee of $57,000 in connection with such financing.

During June 2011, we agreed to issue a $1.5 million note payable, 5,000,000 warrants and 50,000 shares of The Company’s Series B Preferred Stock.  At September 30, 2011, the Company’s available credit under the note amounted to $1.5 million and the Company’s Series B Preferred Stock have not been designated or issued.  The note bears interest at 10% per annum, payable in August 2011 and every month thereafter.  The note matures in June 2014.  The note is convertible, at the holder’s option, at a rate equal to 75% of the Company’s 5-day moving average quoted price of the stock for that month.  The exercise price of the warrants is $0.09 per share.  The warrants expire in June 2016.  We may borrow up to $325,000 per month under this instrument.

Going Concern

Since our inception in 2002 through September 30, 2011, we have incurred net losses of approximately $116 million from cash and non-cash activities. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we can offer no assurances that we will be successful in raising working capital as needed particularly in the current economic climate. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". The Company records revenue when persuasive evidence of an arrangement exists, on-line back-up services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Online back up service fees received in advance are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of September 30, 2011 amounted to $102,500 when persuasive of an arrangement exists.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

During September 2011, we and Asher Enterprises, Inc. (“Asher”) entered into a settlement agreement, which provides, among other things, that we will issue 214,186 shares of our Common Stock in consideration of the satisfaction of our remaining obligations under a $15,000 note held by Asher and that we will pay $52,500 to Asher, for another note initially issued for $37,500 in March 2011, by November 15 2011.  We issued 214,186 shares of our Common Stock to Asher during September 2011.  Additionally, we have to reserve up to 3,000,000 shares from treasury if we do not pay the $52,500 to Asher by the maturity date.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2011, we issued 767,623 shares of common stock to 35 accredited investors in connection with the payment of accrued interest of the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to $38,495 or $$0.07 per share.  This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

During the three-month period ended September 30, 2011, we issued 2,000,000 shares of common stock to two investor relation providers for service performed at a fair value of $245,000 or $0.12 per share . This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

During the three-month period ended September 30, 2011, we  issued in aggregate 13,527,364 shares of our common stock to  21 accredited investors pursuant to a private placement which generated gross proceeds of approximately $686,000 or $0.05 per share. The Company paid finder's fee of $1,200. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D, Rule 506 and Section 4(2) of that act.

During the three-month period ended September 30, 2011, we issued warrants to one individual in connection with a private placement in which one of the investors purchased 200,000 shares of our common stock for $15,000 .  The warrants are exercisable in 333,333 shares of our common stock at an exercise price of $0.15 per share.  The warrants expire in September 2014. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

During the three-month period ended September 30, 2011, we issued warrants to one individual in connection with the conversion of a promissory note .  The warrants are exercisable in 150,000 shares of our common stock at an exercise price of $0.20 per share.  The warrants expire in September 2013. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARE BACK UP, INC.

Dated: November 18, 2011	By:	/s/ Cery B. Perle
Cery B. Perle President, Chief Executive Officer and Director and Principal Financial and Accounting Officer