Form 10-K
period 2011-12-31
SPARE BACKUP, INC.
filed 2012-04-26
CIK 1103577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________.

Commission file number 000-30587

SPARE BACKUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-3030650
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

990 Ironwood Drive, Minden, NV 98423
(Address of principal executive offices) (Zip Code)

 Registrant's telephone number, including area code: (775) 392 2180

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2011 was $17,370,938. For purposes of this calculation, an aggregate of 42,123,360 shares of Common Stock were held by the directors, officers, and affiliates of the registrant on June 30, 2011 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of common stock outstanding as of March 31, 2012: 309,307,977.

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

When used in this annual report, the terms "Spare Backup," "we," "our," and "us" refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiaries.

SPARE BACKUP, INC.
2011 ANNUAL REPORT ON FORM 10-K

PART IV

Item 15.	Exhibits, Financial Statement Schedules	35

PART I

Item 1.  Business

We are a developer and marketer of a line of software products specifically designed for consumers as well as the business and home business users. Our products are designed and developed so that technical skills are not necessary to use or manage the software. Our Spare line of software products includes our Spare Mobile, Spare Backup for PC and tablets, Spare Switch PC data migration software, and our Parental Controls.

Our Products and Services

Our flagship products are Spare Mobile™ and Spare Backup™, a fully-automated remote backup solution designed and developed for mobile devices and small office or home environment users, allowing automatic and efficient back ups of all data on selected mobile devices, laptop and desktop computers. As a result, we believe consumers and small companies can ensure file safety of all files contained on their mobile devices, personal computers (PCs) and laptops for backup and retrieval. We launched our Spare Back-up service and software product version 1.0 in March 2005 and are currently offering version 6.0 of the product. Our Spare Switch™ software enables users to complete the transfer of personal files from one PC to another via a high speed Internet connection. Our software has characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

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

We developed new products and integrated new feature functionality into our Spare Backup® software. The new offerings in our Spare line of software products include: Spare Room™, Spare Mobile™ , Spare Security Suite for Mobile  and Tablets, and Parental Controls. The following paragraphs provide certain information regarding our line of products and features:

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

Our Target Customers

We distribute our product line through four vertical channels as a “white label solution,” branding our solutions under our distribution partners’ brands.  We are focusing on the insurance and warranty space where we are bundled into a warranty with retailers online, including OEM’s and Telco’s.  Our partners will then resell our products to owners and executives of businesses which do not have an IT (information technology) department that use technology to support their businesses as well as small business users and consumers who desire to secure the redundancy of available files and documents vital to the continuity of their operations, business, or personal information. Since our products and services allow non-technical users too quickly, easily and thoroughly secure and backup their files or data archiving and storage, we believe that our business is uniquely relevant to enabling small companies to succeed using technology. Our products and services also support individual business professionals working in companies of all sizes, as well as individuals who use mobile devices. Other unique characteristics are additional coding that enables easy to scale infrastructure and support elements. We believe that this characteristic provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support. Spare Backup now has a SMB product directed toward the small to mid-size business with 500 or less computers. The same ease of use that the consumer product is known for the SMB product has with an ease to use administrative dashboard for set up, grouping of departments and storage controls.

How We Market Our Products and Services

We market our software products through distributor’s retailers as well as a "white label" solution that will be distributed through its vertical channel, such as insurance and warranty providers.  We are continuing to expand our current distribution base with scheduled launches throughout the remainder of the year. We will focus our distribution efforts in four vertical channels:

•	Insurance and warranties: Assurant, Service Net and Lifestyle Group;
•	Retail: Car Phone Warehouse, Best Buy Europe and Simplexity;
•	Original Equipment Manufacturers: Sony; and
•	Carriers

Examples of our marketing partners within the four vertical distribution channels include Wirefly/Simplexity, Assurant/Federal Home Warranty, Life Styles Group (a UK warranty provider), Best Buy Europe, and Sony. We will continue to aggressively add additional partnerships. We expect our current partners will commence scheduled launches of our services during 2012. We are in various stages of negotiations with potential partners in the U.S., Brazil, India, the Middle East, South America, and the South Pacific. We are hopeful that these negotiations will result in additional partnerships in the coming quarters.

While, we believe the launch of our base offerings will be commercially successful, it is still too early, to determine the extent of its market penetration.

We continue to invest in our software development, particularly focusing on the smart phone market. We have added additional features, such as:

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

In the third quarter of 2011 we completed the first phase of development of a new suite of parental controls to enable parents to monitor and manage numerous aspects of their children's use of smart mobile devices. The parental controls are activated through a simple set-up wizard that helps users establish boundaries for monitoring up to 5 children’s locations and times of daily activities like school, sports, and time with friends.  Once specific rules are put into place by the subscriber, if the child's phone is not in the location it should be, the intelligent software automatically notifies the subscriber through email or text. Through the secure website and mobile devices a parent can view the exact movements of a monitored child to see where they have been.  Additional functionalities are being developed which we anticipate will be released in the coming quarters

We believe our offerings will adapt to the customer’s day-to-day needs, as our cloud system provides smart phones with the ability to link to our cloud and connect to multiple devices, which include PC’s and tablets.

In addition, we are working on providing our partners with real time data analytics which will provide them with behavioral pattern matching and market research.

We began an initial small-scale launch with the UK-based Carphone Warehouse in April of 2011 and in the Netherlands in May 2011.  We have now converted our product to support the local language in the Netherlands and Spain, as we anticipate a progressive ramp in their distribution efforts throughout the remainder of 2012.

In September 2010 we reached a distribution agreement with Simplexity, LLC., (“Simplexity”), the parent company of Wirefly.com.  Simplexity, a privately held company, is the Internet's leading authorized seller of cell phones and wireless services. Wirefly is Simplexity's shopping and comparison site for consumers, bringing online shoppers an unprecedented selection of cell phones and service plans from every major U.S. carrier with the convenience of automated application processing and cell phone activation. For the last six years Wirefly has been the internet's #1 authorized dealer for AT&T, Verizon Wireless, Sprint, and T-Mobile.  Simplexity also operates and maintains similar online websites for a number of major retailers in North America. We believe Simplexity is uniquely positioned in the U.S. market to reach potential mobile customers across a wide variety of carriers through online mobile sales sites they own or manage   within North America.  We anticipate the sales launch of our services through Simplexity’s distribution network to progressively grow in 2011 and beyond. The service will be offered as an add-on or inclusive in the service packages such as “data protection,” currently marketed by Simplexity to its channel partners and customers.

We opened a new distribution channel for our mobile platform through mobile insurance and warrantee providers.  In North America we reached an agreement with Assurant (Federal Warranty Service Corporation). Assurant, which develops, underwrites, and markets specialty insurance, extended service contracts, and other risk management solutions with leading financial institutions, retailers, and other entities, has bundled us into their services. The first of their launches is with Sprint, a US-based cellular company.  Our backup solution will be bundled into all warranties associated with tablet sales.  We will be expanding our offerings and are currently doing translations for up to 8 additional languages to support additional launches throughout 2012.

We also have a distribution partnership with Lifestyle Services Group (LSG), provider of leading lifestyle solutions and insurance products. LSG specializes in supporting its client products brands, attracting customers, improving the customer journey, and reducing customer attrition rates. LSG’s portfolio includes Mobile Phone Insurance, Card Protection and Tech Protect®, and The Hubb, which allows clients to seamlessly integrate a complete suite of products and services all accessed via one number.  Their customer base includes Virgin Mobile, Orange, “3”,  Phone, Phones 4 U, Barclay’s and Lloyds bank to name a few in the U.K.   LSG has also amended our December 13, 2010 master services agreement in the third quarter of 2011 to include our parental controls functionality. Under the terms of the amended agreement, Spare Backup will supply the parental controls to LSG for distribution to LSG's affinity distribution channels, which includes most of the major retail banks and mobile networks and targets approximately 10 million customers.  Both companies have agreed that Lifestyle Services Group will have exclusive distribution rights to the parental controls functionality in territories where it has a physical presence, provided it reaches certain minimum volumes over specified periods, including a minimum of one million registered users in the first six months of launch.

We expect to be able to work with each LSG partner.  The software will be marketed as a way to not only protect data from loss, but to also increase the likelihood of retrieving a lost or stolen phone through the suite of security features.  As mobile devices are becoming more prevalent and more powerful, we believe this channel should become a significant source of revenue to our company in the coming quarters.  We anticipate that these companies will begin marketing programs beginning in 2012.

Through our relationship with LSG’s client companies, Spare Backup will broaden its distribution efforts with current and new partners and initiate new launches into Ireland, Poland, Turkey, the Middle East, India, Brazil and South America.  In 2012 we anticipate expanding our marketing partnerships across our four vertical marketing channels and across additional geographic areas in order to reach the widest potential subscriber base.

Customer Support

We provide tier 1 and tier 2 support for our services. Our tier 1 customer support provides initial call resolution and direct linking capabilities to our tier 2 customer support. Tier 2 customer support is managed by an internal group of specialists who are co-located within our Network Operation Center and software development headquarters in Minden, Nevada. Co-location with the software development group allows for the resolution of highly specific technical issues as well as identification of potential application flaws. Our support services were initially available from during evening hours during the week and extended hours on weekends. In March 2007 we began offering 24/7/365 customer support.

Research and Development

Our products were developed primarily by our employees assisted by contractors in certain specialty areas. We have invested approximately $1.1 million and approximately $2.3 million in research and development during fiscal 2011 and fiscal 2010, respectively.

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

We own all of our servers and utilize hosting in geographically dispersed TIA-964 Tier-3 rated collocation facilities. Our server architecture employs multiple servers and switching equipment to provide redundancy and high availability to Spare Backup service users. The entire storage area network (SAN) storage system is replicated in near real-time to a secondary SAN to back up the primary one, which will automatically become available in the event of an outage at the primary storage array. Our servers use the latest enterprise level operating system available from Microsoft and use industry standard networking and communication protocols. This provides a highly available network that can scale rapidly using off the shelf hardware. These systems are fully redundant and we anticipate our reliability at 99.9%. We can expand our network capacity quickly and with highly predictable costs.

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

Intellectual Property

Our intellectual property is critical to our business, and we may seek to protect our intellectual property through copyrights, trademarks, patents, trade secrets, confidentiality provisions in our customer, supplier, potential investors, and strategic relationship agreements, nondisclosure agreements with third parties, and invention assignment agreements with our employees and contractors, although we do not execute such agreements in every case. Our protection efforts may prove to be unsuccessful, and unauthorized parties may copy or infringe upon aspects of our technology, services or other intellectual property rights. In addition, these parties may develop similar technology independently. Existing trade secret, copyright and trademark laws offer only limited protection and may not be available in every country in which we will offer our services.  In the fourth quarter the company filed for patents involving its Parental Controls.

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

Employees

As of December 31, 2011 we had 22 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

Our net losses for the fiscal years ended December 31, 2011 and 2010 were $5,850,863 and $11,127,218, respectively. We have never generated sufficient revenues to fund our ongoing operations. Our operating losses for fiscal 2011 and fiscal 2010 were $7,552,495 and $9,966,532, respectively, and these losses are primarily attributable to our selling, general and administrative expense. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses, cash used in operations and working capital deficit. Our ability to continue as a going concern is dependent upon our ability to raise additional capital as described below. The financial statements included in this annual report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not able to continue as a going concern.

Our revenues are not sufficient to fund our operating expenses and we will need to raise additional capital.

Our operating loss has decreased approximately 24% for fiscal 2011 over fiscal 2010; we will need to significantly increase our revenues to fund these costs. At December 31, 2011 we had approximately $71,000 cash overdraft and a working capital deficit of approximately $11 million. We have raised, subsequent to December 31, 2011, approximately $394,000 from the sale of our common stock. We intend to use the proceeds form the sale of the common stock for working capital purposes. Our current working capital is not sufficient to pay our operating expenses, our obligations as they become due or certain tax liabilities nor is our working capital sufficient to fund any expansion of our company.

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

Net revenues from the sales of our Spare Backup line of products have been limited and insufficient to fund our ongoing operations. We reported net revenues of $399,343 and $958,886, respectively, for the fiscal years ended December 31, 2011 and 2010. Our net revenues significantly decreased for fiscal 2011 over fiscal 2010 and we will need to significantly increase if we are to provide cash to fund our operating expenses. We cannot guarantee either that the demand for our Spare Backup line of software products will develop, that such demand will be sustainable or that we will ever effectively compete in our market segment. In addition, we cannot predict what impact, if any, the reduction in discretionary spending will have on future sales of our products. If we are unable to generate any significant net revenues from our products and services, our business, operating results and financial condition in future periods will be materially and adversely affected and we may not be able to continue our business as presently operated, if at all.

We have approximately $2,708,000 of debt which is presently past due and we do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $2,708,000 which are either currently past due or which are due in the current fiscal year. Currently, there are $1,593,772 principal amount of the 8% short-term notes which are past due, $324,963 principal of the 10% short-term notes which are past due, and $787,600 of notes payable which are past due. During 2011, we have been in contact with numerous note holders to work out either a repayment or extension of these notes. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations. If we are unable to restructure these notes and we are unable to raise the capital necessary to satisfy the obligations, it is possible we will be forced to cease operations.

We will need additional financing which we may not be able to obtain on acceptable terms. If we are unable to raise additional capital as needed, our continued operations will be adversely affected and the future growth of our business and operations will be severely limited.

Historically, our operations have been financed primarily through the issuance of equity and debt. Because we have a history of losses and have never generated sufficient revenue to fund our ongoing operations, we are dependent on our continued ability to raise working capital through the issuance of equity or debt to fund our present operations. Because our operating expenses have continued to grow and we do not know if our net revenues will grow at a pace sufficient to fund our current operations, the continuation of our operations and any future growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. While the actual amount of our future capital requirements, however, depend on a number of factors, including our ability to grow our net revenues and manage our business, it is likely we will need to raise a significant amount of capital during fiscal 2012 if we are to continue our current operations and satisfy our obligations as they become due. In addition to the challenges facing the capital markets today which make raising equity capital much more difficult for a company such as ours than in prior years, the existence of a number of short term notes which are either currently past due or which will become due in 2012, together with the pending litigation facing our company and the piggy-back registration rights we have granted a number of investors serve to also make it harder to raise the capital we need. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. If we are unable to raise additional working capital as needed, our ability to continue our current business will be adversely affected and may be forced to curtail some or all of our operations.

We are past due in the payment of payroll taxes.

At December 31, 2011 we had approximately $4,315,000 of accrued but unpaid payroll taxes due to various governmental agencies. We do not have the funds necessary to satisfy this obligation. During April 2011, the Company entered into an installment plan with the state of California to pay off their outstanding balance. The payment scales up and works with our cash flow, $25,000 for 3 months, $35,000 for the next 3 months and $50,000 per month there after till paid off, allowing us to still maintain our cash flow. We have made payments against our outstanding balance. If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties. The government could file liens against our company and our bank accounts until such time as the amounts have been paid. We are also currently working with the IRS on a payment plan for our outstanding balance with them.

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

We are currently a defendant in two separate lawsuits. We are also incurring additional legal fees in our efforts to defend these actions. While we believe our defenses are meritorious in each of these cases, should we not prevail in one or more of the actions we could be forced to pay significant amounts which, given our current cash position and need for working capital, could materially adversely affect our ability to continue as a going concern.

The exercise of outstanding warrants and the conversion of outstanding notes will be dilutive to our existing stockholders.

As of March 31, 2012 the following securities which are convertible or exercisable into shares of our common stock were outstanding:

●	common stock purchase warrants to purchase a total of 57,080,652 shares of our common stock at prices ranging between $0.01 to $1.30 per share;
●
9,632,107 shares of our common stock issuable upon the possible conversion of the outstanding $1,868,735 principal amount 8% and 10% convertible promissory notes due between August 2008 and June 2011, and

●	29,118,482 shares of our common stock issuable upon exercise of outstanding options with exercise prices ranging from $0.01 to $0.93.

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

We have incurred net losses quarterly from inception through December 31, 2011, and at December 31, 2011 we had an accumulated deficit of approximately $117 million. We expect to continue to incur net losses for the foreseeable future absent a significant increase in our revenues, of which there are no assurances. Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional net revenues to be profitable in the future and we may not generate sufficient net revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing our business strategy, we must, among other things:

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

Our primary competitors are various Internet-based backup providers’ broadcasters, such as Connected.com, Livevault, and backup.com, Carbonite and EMC/Mozy. These companies provide services similar to our PC backup and each have, to various degrees, a market presence. We also compete with providers of traditional backup technologies, such as Veritas and Symantec (swampdrive) (Norton 360). With mobile technology, we have very few competitors that can compete with our service of synchronization between the PC and mobile devices. Competitors include SugarSync, Inc., Lookout, Inc.  and, to an extent, McAfee, Inc.

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

Item 2.  Properties

In May 2011 we entered into a two year lease agreement, commencing June 1, 2011, with Biofilm Management, Inc., which is affiliated with a board member by means of common ownership and management, which serves as our principal executive office. Under the terms of the lease our initial base rent is approximately $3,000 and we will be responsible for our pro-rata share of common area expenses. The annual rent will escalate annually during the term of the lease to approximately $3,090 in the second year. We believe this facility meets our operational needs for the foreseeable future.

In October 2011 we entered into a two year lease agreement, commencing November 15, 2011, with an unrelated third party for 3,610 square feet which serves as our secondary office. Under the terms of the lease our initial base rent is approximately $8,664 and we will be responsible for our pro-rata share of common area expenses.

Item 3.  Legal Proceedings

In October 2010, Exigen Services (USA), Inc. filed suit against us in San Francisco Superior Court.  We filed motions reducing the scope of their claims and also filed x-complaint for Exigen’s failure to perform and negligence. Exigen was asserting claims of approximately $200,000, but the matter was settled for $45,000 in October 2011.

We have appealed to the California Court of Appeals in the matter of Wolfe Axelrod Weinberger, LLC vs. Spare Backup Inc.  The issue on appeal is the California Superior Court’s failure to disregard a NY state court judgment for approximately $100,000, which we assert was improperly entered and, therefore, should not be recognized as a valid sister state judgment.  The company’s likelihood of success on this appeal cannot be determined at this time.

In November 2011, Gimmel Partners, LP filed suit against us in Nevada State Court in Douglas County, alleging breach of a promissory debenture.  We have filed motions to dismiss the action based on the fact that Gimmel Partners has been dissolved and we have entered into individual agreements with its former partners.  The case has not been set for trial and, as of this, date there is a low likelihood of an unfavorable outcome.

In June 2011, FPT Software filed suit against us for breach of contract related to software services they provided.  After several months of litigation, the case was settled for $60,000 to be paid over a 120 day period..

In February 2011, Darryl Adams filed suit against us alleging various employment related claims.  We conducted litigation and discovery and on April 4, 2012 the case was settled for approximately $60,000 to be paid over 15 months.

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

Fiscal Year Ended December 31, 2010	High	Low

First quarter ended March 31, 2010	$ 0.23	$ 0.12
Second quarter ended June 30, 2010	$ 0.22	$ 0.13
Third quarter ended September 30, 2010	$ 0.17	$ 0.09
Fourth quarter ended December 31, 2010	$ 0.15	$ 0.08

Fiscal Year Ended December 31, 2011	High	Low

First quarter ended March 31, 2011	$ 0.11	$ 0.08
Second quarter ended June 30, 2011	$ 0.09	$ 0.05
Third quarter ended September 30, 2011	$ 0.17	$ 0.05
Fourth quarter ended December 31, 2011	$ 0.13	$ 0.07

	High	Low

First quarter ended March 31, 2012	$ 0.87	$ 0.049

Stockholders

On March 30, 2012, the last sale price of our common stock as reported on the OTCBB was $0.0595. As of March 31, 2012, there were approximately 472 record owners of our common stock.

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

Unregistered Sales of Equity Securities

During the three-month period ended December 31, 2011, we issued 4,640,000 shares of common stock to four investor relation providers and consultants for service performed at a fair value of $415,000 or $0.09 per share . This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

During the three-month period ended December 31, 2011, we  issued in aggregate 9,109,521 shares of our common stock to 13 accredited investors pursuant to a private placement which generated gross proceeds of approximately $392,000 or $0.04 per share. The Company issued 2,875,000 warrants, exercisable at $0.07 per share, as finder’s fees. The warrants expire in November 2014. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D, Rule 506 and Section 4(2) of that act.

During the three-month period ended December 31, 2011, we issued warrants to 5 accredited investors in connection with  private placements aggregating 2,607,142 shares  for $115,000 and the issuance of a short-term note payable of $100,000.  The warrants are exercisable in 1,850,000 shares of our common stock at an exercise price range of $0.03-$0.10 per share.  The warrants expire in November and December 2014. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

Item 6. Selected Financial Data

Not applicable to a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following information should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

Overview

We are a software development company and service provider for the PC and mobile device industry.  Our flagship product is Spare Backup, a fully-automated remote backup solution designed and developed especially for the small office, mobile and home environment which automatically and efficiently backs up all data on selected laptops, tablets or desktop computers, as well as smart phones. As a result, we believe individuals and businesses can ensure file safety. We launched our Spare Back-up service and software product version 1.0 in March 2005 specifically designed for the PC, and we are currently offering version 6.0 of the product which now incorporates not only the PC but tablets and smart phones which are carrier agnostic and handset agonistic .

Our Spare Switch software enables users to complete the transfer of personal files from one personal computer (PC) to another via a high speed Internet connection. We focus on individuals and businesses that use diverse technologies and various devices to support their businesses and lifestyles.

Our Spare Mobile product backs up personal content on your “smart phones” such as contacts, emails, calendar events, photos, music and videos.  We offer a complete line of security products to compliment the user’s smart phone, such as:

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

We provide an easy to use, scalable, cloud-based solution for securing business files, media, and personal data. The total Spare Backup offerings represent a suite of complementary products and services which are designed for use by technical and non-technical users. Our software has unique, easy, scalable   characteristics which we believe provides a competitive advantage over other competitors whose products require large investments in hardware, installation, training and support.

Beginning in 2010 we have focused our development efforts and, in 2011, our marketing efforts on our Spare Mobile product, which backs up personal content on “smart phones” and “tablets,” such as contacts, emails, calendar events, photos, music, videos and data files.  It also offers a complete line of mobile security products and parental controls (developed in 2011) to compliment the users’ mobile devices, as described in our software development section. We have shifted our focus to the mobile industry to take advantage of a number of industry trends which we believe represent a tremendous growth opportunity for our company. In 2011, there were approximately six billion mobile subscribers throughout the world according to The International Telecommunications Union, representing almost 87% of the world’s population.  Industry experts, including IDC and Strategy Analytics, estimate that worldwide shipments of smart phones were approximately 490 million units, up over 60% from 2010, and representing over 31% of all handsets shipped. In August of 2011, Juniper Research estimated that less than 1 in 20 smart phones and tablets have third-party security software installed in them. This is expected to change according to Canalys, which estimates the U.S. market for mobile security will grow to over $3 billion annually by 2015.

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $117 million from cash and non-cash activity since inception through December 31, 2011. Revenues generated from our business have not been sufficient to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business.

Corporate Relocation

We completed the move of our corporate headquarters, including a major portion of our software development team, to Minden, Nevada in the third quarter of 2011.  We believe the move will enable us to draw from a more experienced labor pool for software design, as well as provide us with a significantly more favorable corporate tax environment.  We currently anticipate that we will be subject to minimal corporate taxes for the remainder of 2011 and throughout 2012.

Business Development and Marketing Strategy:

We market our software products through distributor’s retailers as well as insurance and warrantee providers.  We are continuing to expand our current distribution base with scheduled launches throughout the remainder of the year. We will focus our distribution efforts in four vertical channels:

•	Insurance and warranties: Assurant, Service Net and Lifestyle Group;
•	Retail: Car Phone Warehouse, Best Buy Europe and Simplexity;
•	Original Equipment Manufacturers: Sony; and
•	Carriers

Examples of our marketing partners within the four vertical distribution channels include Wirefly/Simplexity, Assurant/Federal Home Warranty, Life Styles Group (a UK warranty provider), Best Buy Europe, and Sony. We will continue to aggressively add additional partnerships. We expect our current partners will commence scheduled launches of our services during 2012. We are in various stages of negotiations with potential partners in the U.S., Brazil, India, the Middle East, South America, and   the South Pacific. We are hopeful that these negotiations will result in additional partnerships in the coming quarters.

While, we believe the launch of our base offerings will be commercially successful, it is still too early, to determine the extent of its market penetration.

We continue to invest in our software development, particularly focusing on the smart phone market. We have added additional features, such as:

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

In the third quarter of 2011 we completed the first phase of development of a new suite of parental controls to enable parents to monitor and manage numerous aspects of their children's use of smart mobile devices. The parental controls are activated through a simple set-up wizard that helps users establish boundaries for monitoring up to 5 children’s locations and times of daily activities like school, sports, and time with friends.  Once specific rules are put into place by the subscriber, if the child's phone is not in the location it should be, the intelligent software automatically notifies the subscriber through email or text. Through the secure website and mobile devices a parent can view the exact movements of a monitored child to see where they have been.  Additional functionalities are being developed which we anticipate will be released in the coming quarters

We believe our offerings will adapt to the customer’s day-to-day needs, as our cloud system provides smart phones with the ability to link to our cloud and connect to multiple devices, which include PC’s and tablets.

In addition, we are working on providing our partners with real time data analytics which will provide them with behavioral pattern matching and market research.

We began an initial small-scale launch with the UK-based Carphone Warehouse in April of 2011 and in the Netherlands in May 2011.  We have now converted our product to support the local language in the Netherlands and Spain, as we anticipate a progressive ramp in their distribution efforts throughout the remainder of 2012.

In September 2010 we reached a distribution agreement with Simplexity, LLC., (“Simplexity”), the parent company of Wirefly.com.  Simplexity, a privately held company, is the Internet's leading authorized seller of cell phones and wireless services. Wirefly is Simplexity's shopping and comparison site for consumers, bringing online shoppers an unprecedented selection of cell phones and service plans from every major U.S. carrier with the convenience of automated application processing and cell phone activation. For the last six years Wirefly has been the internet's #1 authorized dealer for AT&T, Verizon Wireless, Sprint, and T-Mobile.  Simplexity also operates and maintains similar online websites for a number of major retailers in North America. We believe Simplexity is uniquely positioned in the U.S. market to reach potential mobile customers across a wide variety of carriers through online mobile sales sites they own or manage   within North America.  We anticipate the sales launch of our services through Simplexity’s distribution network to progressively grow in 2011 and beyond. The service will be offered as an add-on or inclusive in the service packages such as “data protection,” currently marketed by Simplexity to its channel partners and customers.

We opened a new distribution channel for our mobile platform through mobile insurance and warrantee providers.  In North America we reached an agreement with Assurant (Federal Warranty Service Corporation). Assurant, which develops, underwrites, and markets specialty insurance, extended service contracts, and other risk management solutions with leading financial institutions, retailers, and other entities, has bundled us into their services. The first of their launches is with Sprint, a US-based cellular company.  Our backup solution will be bundled into all warranties associated with tablet sales.  We will be expanding our offerings and are currently doing translations for up to 8 additional languages to support additional launches throughout 2012.

We also have a distribution partnership with Lifestyle Services Group (LSG), provider of leading lifestyle solutions and insurance products. LSG specializes in supporting its client products brands, attracting customers, improving the customer journey, and reducing customer attrition rates. LSG’s portfolio includes Mobile Phone Insurance, Card Protection and Tech Protect®, and The HubbTM, which allows clients to seamlessly integrate a complete suite of products and services all accessed via one number.  Their customer base includes Virgin Mobile, Orange, “3”,  Phone, Phones 4 U, Barclay’s and Lloyds bank to name a few in the U.K.   LSG has also amended our December 13, 2010 master services agreement in the third quarter of 2011 to include our parental controls functionality. Under the terms of the amended agreement, Spare Backup will supply the parental controls to LSG for distribution to LSG's affinity distribution channels, which includes most of the major retail banks and mobile networks and targets approximately 10 million customers.  Both companies have agreed that Lifestyle Services Group will have exclusive distribution rights to the parental controls functionality in territories where it has a physical presence, provided it reaches certain minimum volumes over specified periods, including a minimum of one million registered users in the first six months of launch.

We expect to be able to work with each LSG partner.  The software will be marketed as a way to not only protect data from loss, but to also increase the likelihood of retrieving a lost or stolen phone through the suite of security features.  As mobile devices are becoming more prevalent and more powerful, we believe this channel should become a significant source of revenue to our company in the coming quarters.  We anticipate that these companies will begin marketing programs beginning in 2012.

Through our relationship with LSG’s client companies, Spare Backup will broaden its distribution efforts with current and new partners and initiate new launches into Ireland, Spain, Poland, Turkey, the Middle East, India, Brazil and South America.  In 2012 we anticipate expanding our marketing partnerships across our four vertical marketing channels and across additional geographic areas in order to reach the widest potential subscriber base.

Software Development

Our decision to expand the scope of our cloud-based platform into mobile backup and security required us to make substantial changes to our software to enhance the scalability and functionality of our services across a wide array of devices and platforms.  This expansion delayed our ability to launch a number of important programs in 2011. Our development team continued to test and improve the mobile platform throughout the second half of 2011 and now feel that these changes enable us to complete launches with our marketing partners into 2012.

In the third quarter we began the full migration to an HTML-based platform for our distribution partners.  We have begun launching with our marketing partners and anticipate a progressive roll out system-wide by the end of 2012.  The sites will enable a full touchscreen interface to support all tablet and mobile device applications including Android, Blackberry, Windows and Apple. HTML will also enable quicker launch schedules for new customers, greater scalability, simplification of server technology, and faster maintenance.

We also began the upgrade of our hardware in the third quarter of 2011 to a scalable storage platform capable of supporting millions of users for our software products. Through a unique cloud-like structure, this new platform can be infinitely scaled as usage increases by the combined use of additional network storage and virtual machine arrays (VMWARE). Upon completion all user backup data will be stored on state of the art NetAPP SAN storage.  User account information and transactional information will be stored in a secure SQL-Server redundant distributed database utilizing special high-speed RAID drives.  In addition, our IIS web servers each can support thousands of simultaneous users.  Combining this with our new, scalable virtual machine array allows the system to be used by millions of users.

We believe that through our software and hardware improvements we are now better positioned to begin the launches of Assurant, Simplexity, LSG and other potential partners in 2012. The above partnerships represent multiple opportunities, as each of the companies has different distributors and strategic alliances marketing their products. We will continue to enhance our platform nonetheless. We believe the backbone for our service platform has been substantially developed. We have added new features to our existing services that will continue rolling out throughout 2012 that will accelerate revenue from our distribution.

Results of Operations

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2011	2010	in $ 2011	in % 2011
			vs 2010	vs 2010

Net Revenues	$399,343	$958,886	$(559,543)	-58.4%

Operating expenses:
Research and development	1,088,689	2,341,738	(1,253,049)	-53.5%
Selling, general and administrative	6,863,149	8,583,680	(1,720,531)	-20.0%
Total operating expenses	7,951,838	10,925,418	(2,973,580)	-27.2%

Operating loss	(7,552,495)	(9,966,532)	2,414,037	-24.2%

Other income (expense):
Change in fair value of derivative liabilities	2,296,519	446,027	1,850,492	414.9%
Gain from debt settlement	171,624	442,250	(270,626)	-61.2%
Realized gain on foreign currency	(2,736)	-	(2,736)	NM
Interest expense	(763,775)	(2,048,963)	1,285,188	-62.7%
Total other income (expense)	1,701,632	(1,160,686)	2,862,318	-246.6%

Net loss	(5,850,863)	(11,127,218)	5,276,355	-47.4%

NM: Not Meaningful

Revenues

Our net revenues primarily consist of subscription fees charged for online back-up services. Our net revenues decreased during fiscal 2011, when compared to fiscal 2010, due to a decrease in the base over which deferred revenue is amortized during 2011, offset by an increase in revenues from our new distributors who launched our products during the latter part of 2010. The amortization of deferred revenue, which amounted to approximately $621,000 during fiscal 2010, resulted from our previous partnership with DSG International, which terminated in 2009. We expect that our revenues during 2012 will increase sequentially from 2011.

During 2011, Spare Backup spent a considerable amount of money and effort converting to its new HTML based software platform.  This conversion was necessary to accommodate the breadth of operating systems currently available in the mobile phone market place, and to facilitate new software design applications.  This conversion, however, caused delays in launching some of Spare Backup’s marketing partnerships during 2011.

Research and Development

Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Our research and development expenses fiscal 2011 include costs associated with continued development of user interfaces and enhancements of existing products.

The decrease in our research and development expenses during fiscal 2011, when compared to the prior year periods, is primarily attributable to the completion of our Spare back-Up offering as a cloud solution during the first half of 2010, while our research and development expenses during fiscal 2011 consisted mostly of enhancements to our existing solutions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our products, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses in 2011, as compared to 2010 of $1,720,531 or 20% is primarily due to the following:

●
a decrease in non-recurring fair value of options, warrants, and our shares of common stock issued to employees and consultants, including the fair value of modification of terms of such options and warrants.  Otherwise, selling, general, and administrative expenses during fiscal 2011 are at comparable levels to the prior year period.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates.  The decrease or increase in fair value of derivative liabilities recognized during fiscal 2011 and 2010 is primarily due to a decrease or increase of our common stock quoted price between measurement dates and during such periods, respectively.  Our common stock quoted price is one of the primary assumptions used in the computation of our derivative liabilities.

Gain from Debt Settlement

During fiscal 2011 and 2010, we settled numerous court cases and disputes with vendors, which resulted in gains from debt settlements amounting to approximately $172,000 and $442,000, respectively.

Interest Expense

Interest expense consists primarily of interest recognized in connection with the excess of the fair value of the shares issued to satisfy such obligations, over their carrying value, the amortization of debt discount and interest on our convertible promissory notes. The decrease in interest expense during fiscal 2011 is primarily due lower amortization of debt discount than in fiscal 2010. We recognized the amortization of debt discount over the terms of their respective promissory notes, which matured during the latter part of the fiscal 2010 and the first half of 2011.

Liquidity and Capital Resources

At December 31, 2011, our cash overdraft amounted to $70,750 and our working deficit amounted to approximately $10,909,000 as compared with the cash overdraft of $127,321 and a working deficit of approximately $9,513,000 at December 31, 2010.

During the year ended December 31, 2011, we used cash in our operating activities amounting to approximately $3,812,000. Our cash used in operating activities was comprised of our net loss of approximately $5,851,000 adjusted for the following:

●	Change in fair value of our derivative liabilities of approximately $2,297,000;
●	Fair value of stock-based payments issued to employees and consultants of approximately $851,000;
●	Fair value of shares of common stock issued in connection with services rendered of approximately $1,018,000;
●	Fair value of equity transactions related to financing of approximately $343,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activities:

●	Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $1.6 million, resulting from delays in payments to satisfy our obligations due to our liquidity issues.

During the year ended December 31, 2011, we generated cash from financing activities of approximately $4 million, which consisted of the proceeds from notes payable and convertible promissory notes of $1.3 million, and the net proceeds from the issuance of common stock for cash of $2.2 million offset principal repayments of certain notes payable aggregating $173,000 and the funding of our overdraft of approximately $57,000. Additionally, we generated proceeds from exercise of options and warrants aggregating approximately $496,000.

During the year ended December 31, 2010, we used cash in our operating activities amounting to approximately $4,588,000. Our cash used in operating activities was comprised of our net loss of approximately $10,636,000 adjusted for the following:

●	Change in fair value of derivative liabilities of approximately $446,000;
●	Fair value of options and warrants granted to employees of approximately $1,025,000;
●	Depreciation or property and equipment, amortization of prepaid expenses, amortization of debt discount and amortization of deferred financing costs of approximately $1,904,000;
●	Gain from debt settlement of approximately $442,000;
●	Fair value of convertible promissory notes modifications of approximately $175,000;

●	Fair value of common stock issued in connection with convertible promissory notes modifications and conversions of approximately $79,000;
●	Fair value of common stock issued in connection with note payable issuance of approximately $177,000;
●	Fair value of option and warrant modifications of approximately $726,000;
●	Fair value of warrants issued to convertible promissory note holders and note holders of approximately $25,000;
●	Fair value of common stock issued in connection with debt settlement of $20,000;
●	Fair value of shares, warrants or options issued for services of approximately $1,831,000; and
●	Fair value of shares issued for interest payment of approximately $30,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activities:

●	Increase in prepaid expense and other current assets of approximately $843,000, resulting from an increase in the prepaid commissions and marketing fees associated with our DSG International agreement;
●	Decrease in deferred revenue of approximately $519,000, resulting from the mutual release of our agreement with DSG International; offset by
●	Decrease in accounts receivable of approximately $26,000, resulting from a decrease in the amount of time it takes our customers to pay us;
●	Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $2,001,000, resulting from an increase of unpaid payroll taxes; and
●	Increase in accrued interest on convertible promissory notes of approximately $280,000, resulting from the8% convertible promissory notes issued in later fiscal 2009.

During the year ended December 31, 2010, we incurred capital expenditures of approximately $58,000.

During the year ended December 31, 2010, we generated cash from financing activities of approximately $4,646,000, which primarily consisted of the proceeds from convertible promissory notes of $197,500, proceeds from notes payable of $1,310,500, net proceeds from the issuance of common stock for cash of $2,864,794, proceeds from the exercise of stock options of $22,392, proceeds from the exercise of warrants of $585,359 and cash overdraft of approximately $89,000, offset by the repayment of notes payable of $418,000.

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

Going Concern

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $117 million from cash and non-cash activity since inception through December 31, 2011. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Position
Cery B. Perle	49	Chief Executive Officer, President and Chairman of the Board
Ivor Newman	47	Chief Operating Officer and Director
Andy Zeinfeld	51	Director

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

We believe that Mr. Perle is qualified to serve on our board of directors due to his experience with numerous start-up ventures and his sales and marketing skills. Mr. Perle is also our founder.

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

We believe that Mr. Newman is qualified to serve on our board of directors due to his extensive program management and product marketing experience with large companies.

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

We believe that Mr. Zeinfeld is qualified to serve on our board of directors due to his extensive cell phone industry experience.

There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Key Employees

Following is biographical information on those persons whom we consider key employees of our company:

Name	Age	Position
Cery Perle	49	Chief Executive Officer, President and Chairman of the Board
Ivor Newman	47	Chief Operating Officer and Director

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on its review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that during the fiscal year ended December 31, 2011, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

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

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to, 990 Ironwood Drive, Minden, NV 89423, Attention: Corporate Secretary.

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
●
our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2011 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. In the case of our company this includes two key employees of our company, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2011.

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with ASC 718.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($) (1)		All Other Compensation	Total ($)
Cery Perle, President and	2010	366,337	-	372,950	(4)	66,624	805,911
Chief Executive Officer (2)	2011	399,300		25,000	(5)	99,237	505,069

Ivor Newman, Vice President	2010	206,250	-	101,800	(8)	6,624	304,549
of Operations (6)	2011	127,500		25,000	(9)	18,468	170,968

Terry Bahr (10)	2011	132,917	-	-		-	132,917

Prakash Phalke (11)	2011	106,874	-	-		-	106,874

(1)             The dollar value recognized for the stock option awards was determined in accordance with ASC 718. For a disclosure of the assumptions made in the valuation please refer to footnote 10 in our consolidated financial statements filed under Item 8 of this Annual Report on Form 10-K.

(2)             All other compensation consists of $60,000 in car allowance during 2010 and 2011, respectively, vacation pay of $20,769 during 2011, and health insurance of $6,624 and $18,468 during 2010 and 2011, respectively.

(3)             Options to purchase 3,100,000 shares of our common stock at an exercise price ranging from $0.01 to $0.18 per share, vesting at a range from at the date of grant to over 24 months.

(4)             Options to purchase 500,000 shares of our common stock at an exercise price of $0.08, vesting immediately.

(5)             All other compensation consists of health insurance during 2010 and 2011.

(6)             Options to purchase 1,850,000 shares of our common stock at an exercise price ranging from $0.15 to $0.20 per share, vesting at the date of grant.

(7)             Options to purchase 500,000 shares of our common stock at an exercise price of $0.08, vesting immediately.

(8)             Mr. Bahr did not serve as an executive officer during fiscal 2011.

(9)             Mr. Phalke did not serve as an executive officer during fiscal 2011.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2011:

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Cery B. Perle	2,000,000			0.18	01/15/16
	500,000			0.18	05/31/16
	118,000			0.18	07/26/16
	50,000			0.18	10/12/16
	100,000			0.18	01/09/12
	500,000			0.18	04/05/12
	100,000			0.18	09/26/12
	2,000,000			0.18	01/16/13
	500,000			0.18	03/26/13
	100,000			0.11	10/15/13
	150,000			0.18	01/23/14
	500,000			0.18	02/11/14
	100,000			0.15	06/18/14
	1,500,000	500,000		0.18	07/13/14
	500,000			0.165	2/12/15
	427,397	572,603		0.14	2/22/15
	100,000			0.18	3/22/15
	500,000			0.14	7/1/15
	1,000,000			0.01	10/20/15
	500,000			0.08	04/19/16
Ivor Newman	100,000			0.30	07/27/16
	350,000			0.30	08/01/16
	200,000			0.30	08/23/16
	50,000			0.30	10/13/16
	100,000			0.30	01/09/12
	100,000			0.30	05/04/12
	100,000			0.30	06/21/12
	100,000			0.30	09/13/12
	100,000			0.30	10/19/12
	100,000			0.30	01/18/13
	100,000			0.11	10/15/13
	150,000			0.18	01/23/14
	200,000			0.15	06/18/14
	1,500,000			0.20	11/10/14
	1,000,000			0.01	10/20/15
	500,000			0.12	10/20/13
	500,000			0.08	04/19/16

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

Director Compensation

Our Board of Directors is comprised of Messrs. Perle and Zeinfeld. Mr. Perle, who is also an executive officer of our company, does not receive any compensation specifically for his Board services. The following table provides information concerning the compensation of Mr. Zeinfeld for services as members of our Board of Directors for fiscal 2011. The value attributable to any option awards is computed in accordance with FAS 123R.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Warrant and Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Andy Zeinfeld (1)	-	-	41,494	-	-	-	41,494

(1)	Represents the value of options to purchase 584,417 shares of our common stock with an exercise price of $0.01 per share.

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At March 31, 2012 we had 309,307,977shares of common stock, 50,000 shares of Series A Preferred Stock and 50,000 shares of Series B Preferred Stock issued and outstanding. Each share of common stock entitles the holder to one vote, each share of Series A Preferred Stock entitles the holder to 400 votes, and each share of Series B Preferred Stock entitles the holder to 400 votes at any meeting of our stockholders and the shares of common stock, Series A Preferred Stock and Series B Preferred Stock vote together on all matters submitted to a vote of our stockholders.

The following table sets forth information known to us as of March 31, 2011 relating to the beneficial ownership of shares of our voting securities by:

●	each person who is known by us to be the beneficial owner of more than five percent of our outstanding voting stock;
●	each director;
●	each named executive officer; and
●	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 990 Ironwood Drive, Minden, Nevada 89423. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
Name (1)	# of Shares	% of Class	# of Shares	% of Class	# of Shares	% of Class	% of Vote
Cery B. Perle (2)	18,127,694	6.1%	50,000	100%	-	n/a	12.8%
Ivor Newman (3)	5,250,000	1.8%	-	n/a	-	n/a	1.5%
Andy Zeinfeld (4)	1,000,000	*	-	n/a	50,000	50%	6.1%
AlAll named executive officers and directors as a group (three persons)	24,377,694	8.3%	50,000	100%	50,000	50%	20.4%
Robbins Capital Partners L.P. (5)	20,875,528	7.3%	-	n/a	-	n/a	6.0%
Daniel X. Wray (6)	20,966,666	7.2%	-	n/a	50,000	50%	11.7%
* represents less than 1%

(1)	Unless otherwise indicated, the business address of each person listed is in care of Spare Backup, Inc., 990 Ironwood Drive, Minden, NV 89423
(2) Includes:
Common stock of 5,809,694, of which 1,085,194 shares is held by Mr. Perle, 4,000,000 shares are held in a trust for his benefit and 724,500 shares held in a trust for his minor children; and 12,318,000 options, exercisable at a range of $0.01 to $0.18 per share.

(3) Includes:	4,250,000 options, exercisable at a range of $0.8 per share to $0.18 per share.
(4) Includes:	Common stock of 500,000 owned by his wife; 500,000 options, exercisable at $0.09 per share; and 50,000 shares of Series B Preferred Stock.
(5) Includes:
Common stock of18,847,000; and 2,028,528 options, exercisable at a range of $0.10 per share to $0.20 per share. Robbins Capital Partners L.P.’s address is 100 First Stamford Place, 6th Floor, East Stamford, Ct.

(6) Includes:
Common stock of 7,416,666 shares held by Mr. Wray, 8,550,000 shares held by Biofilm, Inc. over which he has voting and dispositive control; 5,000,000 warrants, exercisable at $0.09 per share; and 50,000 shares of Series B Preferred Stock. Mr. Wray’s address is Post Office Box 2649, Minden, NV.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Mr. Perle, our CEO, has made an available home owned by him for our use as temporary housing for new employees at monthly rental costs which we believe are below market. During 2010 we used this home for approximately 70% of the year. We reimburse each of Mr. Perle for the actual mortgage payment and pay ordinary operating expenses associated with such home including utilities, maintenance and insurance. During fiscal 2010 we made rental payments to Mr. Perle of $9,273. The home was not used in 2011 and no rental payments were made to Mr. Perle.

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

Prior to the issuance of the shares of Series A Preferred Stock to Mr. Perle, he controlled the vote of approximately 10% of our outstanding voting securities. As a result of the issuance of these securities, Mr. Perle presently controls the vote of approximately 12.8% of our outstanding voting securities. These actions were approved by our Board of Directors of which Mr. Perle is a member.

Related Party Transactions

None.

Director Independence

Mr. Zeinfeld is "independent" within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market, Inc.

Item 14. Principal Accountant Fees and Services

Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2010 and fiscal 2011. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2009 and fiscal 2010.

Fee Category	2010	2011
Audit Fees (1)	$74,000	$74,000
Audit Related Fees	-	-
Tax Fees (2)	-	-
All Other Fees	-	-
Total	$74,000	$74,000

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
14.1   Code of Business Conduct and Ethics and Code of Ethics for the Chief Executive Officer and Senior Financial Officers (11)
21.1   Subsidiaries of the registrant (11)
23.1   Consent of Sherb & Co., LLP *
31.1   Section 302 Certificate of Chief Executive Officer *
31.2   Section 302 Certificate of principal accounting and financial officer *
32.1   Section 906 Certificate of Chief Executive Officer and principal financial and accounting officer *
101.1 The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.
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

Date: April 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Cery Perle	Chief Executive Officer, President and Chairman of the Board	April 26, 2012
Cery Perle	(Principal executive officer and financial officer)

By: /s/ Daniel Wray	Director	April 26, 2012
Daniel Wray

By: /s/ Andy Zeinfeld	Director	April 26, 2012
Andy Zeinfeld

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

Index to Consolidated Financial Statements and Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Spare Backup, Inc.

We have audited the accompanying consolidated balance sheets of Spare Backup, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spare Backup, Inc. and Subsidiary at December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Company LLP New York, New York April 25, 2012

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2011	2010
Current Assets:
Accounts receivable, net allowance for bad debt of $100,000 and $65,000 at December 31, 2011 and 2010, respectively	$120,248	$28,536
Prepaid expenses	10,599	58,798
Total current assets	130,847	87,334

Property and equipment, net of accumulated depreciation of $279,345 and $758,902 at December 31, 2011 and 2010, respectively	98,070	305,342

Other assets	85,522	50,648
Total assets	$314,439	$443,324

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,615,504	$2,989,495
Overdraft liability	70,750	127,321
Accrued payroll taxes	4,314,670	3,203,189
8% convertible promissory notes, net of debt discount of $0 and $365 at December 31, 2011 and 2010, respectively	1,593,772	1,835,907
10% convertible promissory notes	324,963	420,963
Accrued interest on convertible promissory notes	215,004	31,473
Notes payable	787,600	892,500
Derivative liabilities	-	470,871
Deferred revenue	102,500	102,500
Due to stockholder	15,000	15,000
Total current liabilities	11,039,763	10,089,219

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: 150,000 and 50,000 issued and outstanding at December 31, 2011 and 2010, respectively	150	50
Common stock; $.001 par value; 450,000,000 shares authorized; 303,943,573 and 200,342,954 issued and outstanding at December 31, 2011 and 2010, respectively	303,943	200,343
Additional paid-in capital	105,765,093	101,097,359
Accumulated deficit	(116,794,510)	(110,943,647)

Total stockholders’ deficit	(10,725,324)	(9,645,895)

Total liabilities and stockholders’ deficit	$314,439	$443,324

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010

Net Revenues	$399,343	$958,886

Operating expenses:
Research and development	1,088,689	2,341,738
Selling, general and administrative	6,863,149	8,583,680
Total operating expenses	7,951,838	10,925,418

Operating loss	(7,552,495)	(9,966,532)

Other income (expense):
Change in fair value of derivative liabilities	2,296,519	446,027
Gain from debt settlements	171,624	442,250
Other	(2,736)	-
Interest expense	(763,775)	(2,048,963)
Total other income (expense)	1,701,632	(1,160,686)

Net loss	$(5,850,863)	$(11,127,218)

Basic and diluted loss per common share	$(0.02)	$(0.07)

Basic and diluted weighted average common shares outstanding	258,789,468	164,011,500

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2010 to December 31, 2011

							Additional			Total Stockholders'
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-in	Accumulated	Deferred	Equity
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Compensation	(Deficit)
Balance, January 1, 2010	50,000	$50	-	$-	134,036,062	$134,036	$90,886,623	$(99,816,429)	$-	$(8,795,720)

Common stock issued for cash, net of costs	-	-	-	-	32,155,449	32,155	2,832,639	-	-	2,864,794
Fair value of shares issued for interest payment	-	-	-	-	2,464,567	2,464	300,160	-	-	302,624
Fair value of shares issued for services	-	-	-	-	11,481,076	11,481	1,584,490	-	-	1,595,971
Fair value of shares issued for debt settlement agreement	-	-	-	-	100,000	100	19,900	-	-	20,000
Conversion of convertible promissory notes	-	-	-	-	11,268,790	11,269	2,050,096	-	-	2,061,365
Exercise of stock options	-	-	-	-	1,636,752	1,637	20,755	-	-	22,392
Exercise of warrants	-	-	-	-	5,803,593	5,804	579,555	-	-	585,359
Beneficial conversion features of convertible notes	-	-	-	-	-	-	1,021,351	-	-	1,021,351
Fair value of convertible promissory note repricing	-	-	-	-	-	-	174,706	-	-	174,706
Fair value of shares issued for convertible promissory note repricing	-	-	-	-	416,666	417	78,750	-	-	79,167
Fair value of warrants issued to convertible promissory note holder	-	-	-	-	-	-	12,160	-	-	12,160
Fair value of warrants issued for accrued interest	-	-	-	-	-	-	29,626	-	-	29,626
Fair value of warrants issued for services	-	-	-	-	-	-	57,100	-	-	57,100
Fair value of warrants issued for interest	-	-	-	-	-	-	36,401	-	-	36,401
Fair value of shares issued in connection with the issuance of notes payable	-	-	-	-	980,000	980	154,727	-	-	155,707
Reclassification of liabilty contracts to equity contracts	-	-	-	-	-	-	72,462	-	-	72,462
Reclassification of equity to liability contracts	-	-	-	-	-	-	(742,387)	-	-	(742,387)
Fair value of options issued for services	-	-	-	-	-	-	177,472	-	-	177,472
Fair value of options issued granted	-	-	-	-	-	-	1,025,210	-	-	1,025,210
Fair value of options and warrants modifications	-	-	-	-	-	-	725,563	-	-	725,563
Net loss	-	-	-	-	-	-	-	(11,127,218)	-	(11,127,218)
Ending balance, December 31, 2010	50,000	50	-	-	200,342,955	200,343	101,097,359	(110,943,647)	-	(9,645,895)

Common stock issued for cash, net of costs	-	-	-	-	50,117,856	50,118	2,193,735	-	-	2,243,853
Fair value of shares issued for interest payment	-	-	-	-	517,623	518	70,091	-	-	70,609
Fair value of shares issued for services	-	-	-	-	12,035,000	12,035	1,124,290	-	-	1,136,325
Issuance of preferred stock	-	-	100,000	100	-	-	(100)	-	-	-
Conversion of convertible promissory notes	-	-	-	-	13,147,625	13,148	426,142	-	-	439,290
Exercise of stock options	-	-	-	-	4,900,404	4,900	129,104	-	-	134,004
Exercise of warrants	-	-	-	-	6,109,403	6,109	641,257	-	-	647,366
Issuance of common stock pursuant to conversion of line of credit	-	-	-	-	8,550,000	8,550	504,500	-	-	513,050
Fair value of convertible promissory note repricing	-	-	-	-	-	-	266	-	-	266
Fair value of shares issued to satisfy notes payable	-	-	-	-	8,072,707	8,073	788,927	-	-	797,000
Fair value of shares issued for interest on note payable					250,000	250	12,250			12,500
Fair value of warrants issued and embedded conversion feature	-	-	-	-	-	-	47,672	-	-	47,672
Fair value of warrants issued for accrued interest	-	-	-	-	-	-	198	-	-	198
Cancellation of shares	-	-	-	-	(1,200,000)	(1,200)	(116,800)	-	-	(118,000)
Fair value of warrants issued for interest	-	-	-	-	-	-	-	-	-	-
Fair value of shares issued in connection with the issuance of notes payable	-	-	-	-	500,000	500	43,500	-	-	44,000
Reprice of previous agreement for common stock issued for cash	-	-	-	-	600,000	600	(600)	-	-	-
Fair value of options issued for services	-	-	-	-	-	-	531,552	-	-	531,552
Reclassification of equity contracts to liability contracts	-	-	-	-	-	-	(2,407,261)	-	-	(2,407,261)
Reclassification of liability contracts to equity contracts	-	-	-	-	-	-	519,389	-	-	519,389
Beneficial conversion feature	-	-	-	-	-	-	38,000	-	-	38,000
Fair value of options and warrants modifications	-	-	-	-	-	-	121,621	-	-	121,621
Net loss	-	-	-	-	-	-	-	(5,850,863)	-	(5,850,863)
Ending balance, December 31, 2011	50,000	$50	100,000	$100	303,943,573	$303,943	$105,765,092	$(116,794,510)	$-	$(10,725,324)

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31
	2011	2010
Cash flows from operating activities:
Net loss	$(5,850,863)	$(11,127,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(2,296,519)	(446,027)
Fair value of options and warrants issued for services	851,041	1,985,345
Fair value of shares and warrants in lieu of interest	223,510	177,354
Fair value of common stock issued in connection with service rendered	1,018,325	1,595,971
Fair value of common stock issued in connection with the conversion of convertible promissory notes	119,971	(555)
Fair value of convertible promissory notes modifications	-	174,706
Fair value of common stock issued in connection with note payable issuance	-	155,707
Depreciation	217,537	281,615
Bad debt	35,000	-
Amortization of debt discount	27,865	1,142,697
Amortization of deferred financing costs	648	110,456
Gain from debt settlement	171,348	(442,250)
Changes in operating assets and liabilities:
Accounts receivable	(129,712)	25,835
Prepaid expense and other current assets	48,199	(44,311)
Other assets	(32,522)
Accounts payable, accrued expense and accrued payroll taxes	1,601,141	2,061,320
Deferred revenues	-	(518,627)
Accrued interest on convertible promissory notes	183,531	279,923
Net cash used in operating activities	(3,811,500)	(4,588,059)

Cash flows used in investing activities:
Capital expenditures	(10,265)	(58,318)
Net cash used in investing activities	(10,265)	(58,318)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes and line of credit	490,000	197,500
Proceeds from issuance of notes payable	821,363	1,310,500
Repayment of notes payable	(173,000)	(418,000)
Net proceeds from issuance of common stock for cash	2,244,027	2,864,794
Cash overdraft	(56,571)	83,832
Proceeds from exercise of warrants	360,827	585,359
Proceeds from exercise of stock options	135,119	22,392
Net cash provided by financing activities	3,821,765	4,646,377

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Write off of fully depreciated property and equipment	$697,094	$1,907,351
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and corresponding debt discount	$38,000	$1,021,351
Conversion of convertible promissory notes and accrued interest into shares of common stock	$439,290	$2,061,365
Issuance of a note payable to pay certain accounts payable	$52,500	$-
Reclassification from liability to equity contract	$519,389	$72,462
Reclassification from equity to liability contract	$2,407,261	$742,387

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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $5.9 million during the year ended December 31, 2011. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, including accrued payroll taxes and statutory additions amounts to approximately $4.3 million at December 31, 2011, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the year ended December 31, 2011, the Company did not exceed the FDIC insurance limit.

The Company's accounts receivable are due from a few customers, of which are located in the Unites States and United Kingdom. At December 31, 2011, two of the Company’s customers accounted for 16% and 69% of its accounts receivable. Two of the Company’s customers accounted for 96% of its accounts receivable at December 31, 2010.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  Management determined that an allowance of $100,000 and $65,000 was necessary at December 31, 2011 and 2010, respectively.

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

Revenue Recognition

The Company follows the guidance of the FASB ASC 605-10-S99 "Revenue Recognition Overall – SEC Materials." The Company records revenue when persuasive evidence of an arrangement exists, on-line back-up services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company has collected annual fees related to online back-up services. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of December 31, 2011 and 2010 amounted to $102,500 and $102,500, respectively, and will be recognized as revenue over the respective subscription period.

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

Customer Concentration

One of the Company's customers accounted for approximately 44% of its revenues during the year ending December 31, 2011. One of the Company’s customers accounted for 70% of the Company’s revenue during the year ending December 31, 2010.

Product Concentration

The Company offers subscriptions to online and software backup products to assist individuals, small businesses and home business users.

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurements and Disclosures” establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2011 and 2010, with the exception of its convertible promissory notes and derivative liabilities.  The carrying amount of the convertible promissory notes at December 31, 2011 and 2010 approximate their respective fair value based on the Company’s incremental borrowing rate. The derivative liabilities are computed using either the Black Scholes Model or the binomial method.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of December 31, 2011. Instead, such amounts are included in the statement of operations under the caption "Research and Development."

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

Share-based Payments

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments and warrants in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities.”

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument.”

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

Pursuant to 815-40-25-22, if the number of currently authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including outstanding convertible debt or instruments, outstanding stock options and warrants, exceeds the maximum number of shares that could be required to be delivered under share settlement of the contract, then the excess is to be accounted for as a liability.

Additionally, the Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to convertible promissory notes amounted to 105,097,959 and 110,599,038 at December 31, 2011 and 2010, respectively. Accordingly, these common share equivalents at December 31, 2011 and 2010 are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2011 and 2010:

	For the years ended
	December 31,
	2011	2010
Numerator:
Net loss attributable to common stock	$(5,850,863)	$(11,127,218)
Change in fair value of derivative liability	(2,296,519)	(446,027)
	(8,147,382)	(11,573,245)

Denominator:
Denominator for basic earnings per share- Weighted average shares outstanding	258,789,468	164,011,500
Denominator for diluted earnings per share- Weighted average shares outstanding	258,789,468	164,011,500

Basic earnings per share	$(0.02)	$(0.07)
Diluted earnings per share	$(0.02)	$(0.07)

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,	December 31,
	Estimated life	2011	2010
Computer and office equipment	3 to 5 years	$377,415	$861,946
Leasehold improvements	5 years	-	202,298
		377,415	1,064,244
Less: Accumulated depreciation		(279,345)	(758,902)
		$98,070	$305,342

During the year ended December 31, 2011, the Company wrote-off $494,797 of fully-depreciated office and computer equipment and $202,297 of fully-depreciated leasehold improvements. Depreciation expense amounted to $217,537 and $281,615 during the years ended December 31, 2011 and 2010, respectively.

NOTE 4 – ACCRUED PAYROLL TAXES

At December 31, 2011, the Company recorded a liability of approximately $4.3 million to certain U.S. and state governmental agencies for unpaid payroll taxes, including statutory additions, such as interest and penalties.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following as of:

	December 31, 2011	December 31, 2010
Convertible promissory notes, bearing interest between 8% and 10% per annum, maturing between August 2008 and October 2011. Interest is payable within 30 days after the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at a range of 90% of the average closing price for the common stock for the five trading days preceding the interest payment date to 100% of the volume weighted average price for the common stock for ten trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at an effective conversion rate ranging from $0.05 to $0.25
	$1,918,735	$2,257,235
Less: unamortized discount	(-)	(365)
Convertible promissory notes	$1,918,735	$2,256,870

The following sets forth the Company’s activity of its convertible notes payable during the year ended December 31, 2011 and 2010, respectively:

	Year ended December 31, 2011	Year ended December 31, 2010
Re-pricing of certain convertible promissory notes from $0.16 to $0.12 per share-interest expense	$-	$174,706
Issuance of 416,666 shares of common stock in connection with aforementioned re-pricing	-	79,167
Issuance of 13,147,625 and 11,268,790 shares of common stock pursuant to conversion of convertible notes payable	439,290	2,061,365
Proceeds from issuance of convertible notes payable and line of credit	490,000	-
Fair value of warrants issued to certain promissory note holders recorded as interest expense	-	12,160
Fair value of 767,623 shares of common stock to satisfy accrued interest obligations	50,995	-
Fair value of warrants and embedded conversion features recorded as corresponding debt discount	47,627	-
Fair value of warrants issued to satisfy accrued interest obligations	198	29,626
Amortization of debt discount	27,865	1,142,697
Amortization of deferred financing costs	648	110,456

All convertible notes are past due at December 31, 2011.

During June 2011, the Company agreed to issue a $1.5 million note payable, 5,000,000 warrants and 50,000 shares of the Company’s Series B Preferred Stock.  At September 30, 2011, the Company’s available credit under the note amounted to $1.1 million and the Company’s Series B Preferred Stock have not been designated or issued.  The note bears interest at 10% per annum, which is payable in August 2011 and every month thereafter.  The note matures in June 2014.  The note is convertible, at the holder’s option, at a rate equal to 75% of the Company’s 5-day moving average quoted price of the stock for that month.  The exercise price of the warrants is $0.09 per share.  The warrants expire in June 2016.  The Company may borrow up to $325,000 per month under this instrument.  The Company received $440,000 under the note payable during the year ending December 31, 2011.  The Company has satisfied its obligations under such note at December 31, 2011. In December 2011, 50,000 shares of Series B Preferred Stock were issued.

Notes Payable

Notes payable do not have any stated interest rate, are payable on demand and are unsecured, with the exception of one note amounting to $37,500, which has a premium of $15,000 and was due on November 16, 2011.  The amount due under such note at December 31, 2011 amounts to $15,000.

The following sets forth the Company’s activity of its notes payable during the year ended December 31, 2011 and 2010, respectively:

	Year ended December 31, 2011	Year ended December 31, 2010
Principal repayments	$173,000	$418,000
Proceeds from issuance of note payable	821,363	1,310,500
Fair value of 500,000 and 980,000 shares of common stock to satisfy accrued interest obligations	44,000	155,707
Issuance of 8,072,707 shares to satisfy obligations under certain notes payable	797,000	-
Issuance of note payable to satisfy certain accounts payable	37,500	-

The Company recognized approximately $764,000 and $2 million during 2011 and 2010, respectively, as interest expense, which consists of the excess of the fair value of shares of common stock over the carrying value of the convertible promissory notes and notes payable satisfied, amortization of debt discount, amortization of deferred financing costs, fair value of the Company’s shares of common stock and warrants issued in lieu of interest.

NOTE 6 – DERIVATIVE LIABILITIES

The maximum number of shares required to be delivered during the period under which substantially all of the Company’s outstanding warrants and convertible notes exceed the amount of authorized shares through September 30, 2011.

The Company accounts for the embedded conversion features included in its convertible promissory notes and outstanding warrants.

The aggregate fair value of derivative liabilities at December 31, 2011 and December 31, 2010 amounted to approximately $0 and $471,000, respectively.

During the first three quarters of 2011, the warrants and convertible promissory notes issued by the Company were recognized as liability contracts because, at issuance, the Company did not have sufficient amount of authorized of shares of common stock to satisfy its obligations under such contracts.

During December 2011, the Company’s shareholders approved an increase in the Company’s authorized number of its shares of common stock to 450,000,000. Accordingly, the Company reclassified its previously-recorded liability contracts to equity contracts in December 2011.

At each measurement date, the fair value of the embedded conversion features and warrants were based on the binomial and the Black Scholes method, respectively.

The fair value of the derivative instruments were based on the following assumptions:

	December 31, 2011	Issuance or reclassification of contracts during the year ended December 31, 2011	December 31, 2010	Issuance or reclassification of contracts during the year ended December 31, 2010
Embedded Conversion Features:
Effective Exercise price	$0.20	$0.08 - 0.13	$0.10-0.16	$0.065 - 0.20
Effective Market price	$0.075	$0.08 - 0.13	$0.095	$0.09-0.165
Volatility	77%	69%	75%	56-79%
Risk-free interest	0.25%	0.25 - 1.93%	0.30%	0.11-1.51%
Terms days	1	1	182	365-1,825
Expected dividend rate	0%	0%	0%	0%

Warrants:
Effective Exercise price	$0.21	$0.06 - 0.34	$0.05-0.20	$0.065-0.20
Effective Market price	$0.075	$0.08 - 0.15	$0.095	$0.09-0.165
Volatility	77%	69-78%	75%	56-79%
Risk-free interest	0.25%	0.25-1.76%	0.30%	0.11-1.51%
Terms	610	76-1825	829	365-1,825
Expected dividend rate	0%	0%	0%	0%

The fair value of the warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes amounted to approximately $248,000 of which $48,000 has been recognized as debt discount and $200,000 has been recognized as interest expense during the year ended December 31, 2011.

The fair value of the warrants and embedded conversion features reclassified from equity contracts to liability contracts during 2011 and 2010 amounted to approximately $2.4 million and $742,000 with a corresponding decrease in additional paid-in capital.

The fair value of the warrants and embedded conversion features reclassified from liability contracts to equity contracts during 2011 and 2010 amounted to approximately $520,000 and $72,000  with a corresponding increase in additional paid-in capital.

The fair value of derivative liabilities decreased by approximately $2.3 and $446,000 million between measurement dates during 2011 and 2010.  Such decrease is recorded as other income in the accompanying statement of operations.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

During the year ended December 31, 2011, the Company issued 100,000 shares of its Series B Preferred Stock.  The Series B Preferred Stock’s designation provides voting rights amounting to 400-to-1 shares.  The Company issued 50,000 of such shares to one of its directors, who also manages and controls a company which is one of the Company’s customers.  Additionally, the Company issued 50,000 of such shares to one its lenders and shareholders, who has granted a $1.5 million convertible note payable and was the owner of 7,416,666 shares of the Company’s common stock at the date of issuance of the $1.5 million convertible note payable.

The issuance of the shares of Series B Preferred Stock was recognized at their par value.

Common Stock

During December 2011, the Company increased its authorized shares of common stock to 450,000,000.

The issuance of common stock during the year ended December 31, 2010 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued Interest Payment for 8% and 10% convertible promissory notes	2,464,567	$302,624	$0.12
Services performed- Investor relations	2,870,000	445,100	0.0925 - 0.165
Services performed- Legal expense	175,398	28,941	0.165
Services performed- Project management expense	360,678	48,277	0.10 - 0.21
Services performed- Business development	1,750,000	270,528	0.106 - 0.20
Services performed- Strategy consulting	25,000	4,125	0.165
Services performed- Payroll	300,000	39,000	0.13
Services performed- Marketing	6,000,000	760,000	0.12 – 0.13
Exercised stock options	1,636,752	22,392	0.01
Exercised warrants	5,803,593	585,359	0.10
Conversion of 8% convertible promissory notes	10,012,308	1,851,328	.012 – 0.16
Conversion of 10% convertible promissory notes	1,256,482	210,037	0.17
Private placement, net of finder’s fee of $50,980	32,155,449	2,864,794	0.05 - 0.20
Debt settlement agreement	100,000	20,000	0.20
Convertible note repricing	416,666	79,167	0.19
Interest associated with issuance of notes payable	980,000	176,700	0.16 - 0.22
	66,306,893	$7,708,372

The issuance of common stock during the year ended December 31, 2011 is summarized in the table below:

	Number of Shares of Common Stock	Value at Issuance	Value at Issuance (per share)
Accrued interest payment for 8% and 10% convertible promissory notes	767,623	$50,995	$0.07
Fair value of shares of common stock issued as interest payment on note payable	250,000	12,500	0.05
Services performed- Investor relations	6,695,000	831,325	0.04-0.10
Services performed-Consulting	5,340,000	550,000	0.03-0.135
Exercised stock options	4,900,404	134,004	0.01-0.06
Exercised warrants	6,109,403	647,366	0.05-.010
Conversion of convertible promissory notes and notes payable	29,770,332	1,749,340	0.05-0.16
Private placement, net of finder’s fee of $57,330	50,117,856	2,243,853	0.03-0.07
Interest associated with issuance of notes payable	500,000	44,000	0.088

Warrants

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

During 2011, in connection with the private placements the Company issued warrants to purchase 5,148,333 shares of common stock at an exercise price range of $0.07 to 0.15 per share. In connection with the private placement, the Company also issued additional warrants to purchase 4,575,000 shares of common stock at an exercise price range of $0.05 to $0.12 as finder’s fee. The warrants expire between 2014 and 2016.  During 2011, included in the aforementioned issuance of warrants, the Company issued 333,333 warrants which were accounted as derivative liabilities upon issuance.  Their fair value upon issuance amounted to approximately $27,000 and was recorded as a reduction of the additional paid-in capital related to the proceeds of the private placement.

During 2011, in connection with the conversion of an 8% convertible promissory note issued warrants to purchase 166,667 shares of common stock at an exercise price of $0.16 per share. The warrants expire in 2013.

During 2011, in connection with the conversion of an 8% convertible promissory note, the Company issued warrants to purchase 19,981 shares of common stock at an exercise price of $0.16 per shares for accrued interest. The warrants expire in 2013. The warrants were valued at $198 using the Black-Scholes option pricing model.

During 2011, in connection with the issuance of a $1.5 million convertible promissory note, the Company issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.09.  The warrants expire in 2016.

The fair value of the warrants granted is based on the Black Scholes Model using the following assumptions:

	December 31, 2010	December 31, 2011
Exercise price:	$0.10 - $0.32	$0.06 - $0.34
Market price at date of grant:	$0.135 - $0.225	$0.08 - $0.15
Expected volatility:	64.25% - 168.64%	69% - 78%
Term:	2 – 9 years	0 – 5 years
Risk-free interest rate:	0.34% - 3.59%	1.76% - 1.93%

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

For the year ended December 31, 2010, the Company granted 6,756,252 ranging from three to five-year stock options to purchase common stock to employees at exercise prices ranging from $0.01 to $0.20 per share. For the year ended December 31 2010, total stock-based compensation charged to operations for option-based arrangements amounted to $1,025,210. At December 31, 2010, there was $285,494 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Qualified Stock Option Plan and Non-Qualified Stock Option Plan.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Stock option activity for the years ended December 31, 2011 and 2010, respectively is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2010	28,504,422	$0.25

Granted	7,427,680	0.09
Exercised	-	0.02
Expired	(7,128,853)	0.21
Outstanding at December 31, 2010	27,166,497	0.18	1.50	$269,711

Granted	15,084,417	0.14
Exercised	(4,900,404)	0.04
Expired	(2,979,817)	0.28
Outstanding at December 31, 2011	34,370,693	$0.17	1.80	$162,938

Exercisable and vested at December 31, 2011	26,870,693	$0.16	2.30	$162,938

	December 31, 2010	December 31, 2011
Exercise Price	$0.01 - $ 0.20	$0.03-0.08
Market price at date of grant	$0.09 - $ 0.225	$0.05-0.08
Expected volatility	73.1% - 100.4%	69% - 78%
Risk-free interest rate	0.51% - 2.47%	1.76% - 1.93%

The following activity occurred under our plan:

	Year ended December 31,
	2011	2010
Weighted-average grant-date fair value of options granted	$0.04	$
Fair value of options recognized as expense:	$651,041		$1,985,345
Options granted	7,584,417		7,427,680

The total compensation cost related to non-vested options not yet recognized amounted to approximately $85,000 at December 31, 2011 and the Company expects that it will be recognized over the following weighted-average period of 13 months.

NOTE 8 - INCOME TAXES

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows at December 31:

	2011	2010
Tax at US statutory rate	35.0%	35.0%
State tax rate, net of federal benefits	4.0	4.0
Permanent differences: Changes in fair value of derivative liability Fair value of shares issued for financing and operating activities	(11.0)	(8.0)
Change in valuation allowance	(41.0)	(31.0)
Effective tax rate	0.0%	0.0%

* Permanent differences consist of changes in fair value derivative liability and fair value of shares issued for financing or operating activities.

Management believes it is more likely than not that it will be able to offset its deferred tax liability against its net operating losses.

The components of the deferred tax assets and liabilities are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$26,020,000	$24,700,000
Accrued expenses unpaid within 75 days	$2,640,000	$-
Options issued as compensation	390,000	1,800,00
Less: valuation allowance	(29,050,000)	(26,500,000)
Net deferred tax assets	$-	$-

At December 31, 2011 the Company had estimated tax net operating loss carryforwards of approximately $66.7 million, which expire through its tax year ending in 2031.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

During 2011, the Company initiated a JAMS arbitration claim in San Francisco against a placement agent.  This declaratory relief and breach of contract action is related to an investment banking agreement. The placement agent asserted claims in excess of $160,000. The Company asserted the agreement is unenforceable and void. The case was set for arbitration in March 2011 and there was a low likelihood of an unfavorable outcome. In March 2011 the case was settled for $100,000 to be paid over 13 months beginning May 1, 2011. As of April 1, 2012, the unpaid settlement balance is approximately $35,000.

In October 2010, a consultant filed suit against the Company in San Francisco Superior Court.  The Company filed motions reducing the scope of their claims and also filed x-complaint for the consultant’s failure to perform and negligence.  The consultant was asserting claims of approximately $200,000, but the matter was settled for $45,000 in October 2011.

In May 2010, a consultant filed suit against the Company in Broward County Florida Circuit Court seeking recovery of approximately $50,000 in unpaid fees for accounting services.  During 2011, the consultant subsequently obtained a judgment against the company for approximately $55,000.

The Company has appealed to the California Court of Appeals in a matter involving a consultant.  The issue on appeal is the California Superior Court’s failure to disregard a NY state court judgment for approximately $100,000, which the Company asserts was improperly entered and, therefore, should not be recognized as a valid sister state judgment.  The Company’s likelihood of success on this appeal cannot be determined at this time.

In November 2011, a note holder filed suit against the Company in Nevada State Court in Douglas County, alleging breach of a promissory debenture.  The Company has filed motions to dismiss the action based on the fact that the note holder has been dissolved and the Company has entered into individual agreements with its former partners.  The case has not been set for trial and, as of this date, there is a low likelihood of an unfavorable outcome.

In June 2011, a vendor filed suit against the Company for breach of contract related to software services they provided.  During 2011, the case was settled for $60,000, to be paid over a 120 day period.

In February 2011, a former employee filed suit against the Company alleging various employment related claims.  The Company conducted litigation and discovery and on April 4, 2012, the case was tentatively settled for approximately $60,000 to be paid over 15 months.

At December 31, 2011, the Company has recorded liabilities in connection with such legal proceedings.

Operating Leases

The Company entered into a 2-year lease for certain office space in Minden, Nevada, effective June 1, 2011. Under the terms of the lease, the Company pays monthly base rent of $3,000.

During October 2011, the Company entered into a 2-year lease for certain office space in Los Angeles, California, effective November 15, 2011. Under the terms of the lease, the Company pays monthly base rent of $8,664.

Future annual minimum payments, net of sublease income, required under operating lease obligations at December 31, 2011 are as follows:

Future Minimum Lease Payments
2012	$139,968
2013	$110,304
2014	-

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during 2010 amounting to $15,000. The rental property was used for temporary employee housing during such periods.

NOTE 11 - SEGMENTS

During the years ended December 31, 2011 and 2010, the Company operated in one business segment. The percentages of sales by geographic region for the years ended December 31, 2011 and 2010 were approximately:

	2011	2010
United States	44%	25%
Europe	56%	75%