Form 10-Q
period 2012-03-31
SPARE BACKUP, INC.
filed 2012-05-21
CIK 1103577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 313,997,977 shares of common stock are issued and outstanding as of May 17, 2012.

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

SPARE BACKUP, INC.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2012	2011
	(Unaudited)	(1)
Current Assets:
Accounts receivable, net allowance for bad debt of $100,000 and $100,000	$121,750	$120,248
Prepaid expenses	8,313	10,599
Total current assets	130,063	130,847

Property and equipment, net of accumulated depreciation of $300,372 and $279,345	78,098	98,070

Other assets	85,522	85,522
Total assets	$293,683	$314,439

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,749,953	$3,615,504
Overdraft liability	20,983	70,750
Accrued payroll taxes	4,386,182	4,314,670
Convertible promissory notes and accrued interest	2,069,158	2,133,739
Notes payable	1,053,600	787,600
Deferred revenue	102,500	102,500
Due to stockholder	15,000	15,000
Total current liabilities	11,397,376	11,039,763

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: 50,000 Series A and 100,000 Series B issued and outstanding	150	150
Common stock; $.001 par value; 450,000,000 shares authorized; 325,875,822 and 303,943,573 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	325,876	303,943
Additional paid-in capital	106,787,434	105,765,093
Accumulated deficit	(118,217,153)	(116,794,510)

Total stockholders’ deficit	(11,103,693)	(10,725,324)

Total liabilities and stockholders’ deficit	$293,683	$314,439

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net Revenues	$244,315	$37,594

Operating expenses:
Research and development	264,833	258,259
Selling, general and administrative	1,361,280	1,479,203
Total operating expenses	1,626,113	1,737,462

Operating loss	(1,381,798)	(1,699,868)

Other income (expense):
Change in fair value of derivative liabilities	-	1,761,726
Interest expense	(40,797)	(110,821)
Total other income (expense)	(40,797)	1,650,905

Net (loss)	$(1,422,595)	$(48,963)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	306,166,593	215,197,805

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(1,422,595)	$(48,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	-	(1,761,726)
Fair value of options and warrants issued for services	275,598	108,596
Fair value of option and warrant modifications	-	121,621
Fair value of warrants issued for interest	-	198
Fair value of common stock issued in connection with service rendered	280,800	194,000
Fair value of convertible promissory notes modifications	-	266
Fair value of common stock issued in connection with note payable issuance	-	44,000
Fair value of common stock issued in connection with the conversion of convertible promissory notes	-	(332)
Depreciation	21,027	59,441
Amortization of debt discount	-	19,284
Amortization of prepaid expenses	2,285	16,199
Amortization of deferred financing costs	-	648
Gain from debt settlement	-	279
Changes in operating assets and liabilities:
Accounts receivable	(1,502)	19,820
Accounts payable, accrued expense and accrued payroll taxes	205,915	218,360
Deferred revenues	-	-
Accrued interest on convertible promissory notes	38,643	46,755

Net cash used in operating activities	(599,828)	(961,554)

Cash flows used in investing activities:
Capital expenditures	(1,055)	(816)

Net cash used in investing activities	(1,055)	(816)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	-	50,000
Proceeds from issuance of notes payable	266,000	264,000
Repayment of notes payable	-	(110,000)
Net proceeds from issuance of common stock for cash	306,250	735,969
Cash overdraft	(49,767)	22,401
Proceeds from exercise of stock options	78,400	-

Net cash provided by financing activities	600,883	962,370

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,153	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Write off of fully depreciated property and equipment	$-	$183,641
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and corresponding debt discount	$-	$47,672
Conversion of convertible promissory notes and accrued interest into shares of common stock	$-	$129,374
Conversion of notes payable into shares of common stock	$-	$458,500
Fair value of common stock issued for accrued interest	$103,224	$-
Fair value of derivative liability	$-	$2,313,564

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2012
(Unaudited)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Spare Backup, Inc., (the "Company") was incorporated in Delaware in December 1999. The Company sells on-line backup solutions software and services to individuals, business professionals, small office and home office companies, and small to medium sized businesses.

The balance sheet presented as of March 31, 2012 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed on April 26, 2012.  The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012.

The accompanying consolidated unaudited financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $1.4 million during the three-month period ended March 31, 2012 and its current liabilities exceed its current assets by $11.3 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Reclassification

Certain items in the March 31, 2011 financial statements have been reclassified to conform to the presentation in the March 31, 2012 financial statements.  Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the three-month period ended March 31, 2012, the Company did not exceed the FDIC insurance limit.

The Company's accounts receivable are due from a few customers, which are located in the Unites States and United Kingdom. At March 31, 2012, four of the Company’s customers accounted for substantially all of its accounts receivable. Two of the Company’s customers accounted for 16% and 96% of its accounts receivable at December 31, 2011.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  Management determined that an allowance of $100,000 and $100,000 was necessary at March 31, 2012 and December 31, 2011.

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

The Company has collected annual fees related to online back-up services. Online back-up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of March 31, 2012 and December 31, 2011 amounted to $102,500, and will be recognized as revenue over the respective subscription period.

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

Customer Concentration

Two of the Company’s customers accounted for 67% and 10% of the Company’s revenue during the three-month period ending March 31, 2012.  None of the Company's customers accounted for a material amount of its revenues during the three-month period ending March 31, 2011.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2012 and December 31, 2011, with the exception of its convertible promissory notes and derivative liabilities.  The carrying amount of the convertible promissory notes at March 31, 2012 and December 31, 2011, approximate their respective fair value based on the Company’s incremental borrowing rate.  The derivative liabilities are computed using either the Black Scholes Model or the binomial method.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of March 31, 2012. Instead, such amounts are included in the statement of operations under the caption "Research and development."

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

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to convertible promissory notes amounted to 103,661,740 and 117,217,064 at March 31, 2012 and 2011, respectively. Accordingly, these common share equivalents at March 31, 2012 and 2011 are excluded from the loss per share computation for that period due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2012 and 2011:

	Three months ended
	March 31,	March 31,
	2012	2011
Numerator:
Net loss	$(1,422,595)	$(48,963)
(Increase) decrease in fair value of derivative liabilities	-	(1,761,726)
Numerator for basic earnings per share- loss attributable to common stockholders - as adjusted	(1,422,595)	(1,810,689)

Numerator for diluted earnings per share-net income (loss) attributable to common stockholders - as adjusted	$(1,422,595)	$(1,810,689)

Denominator:
Denominator for basic earnings per share--weighted average shares	306,166,593	215,197,805
Effect of dilutive securities:
Assumed conversion of Series A and B preferred stock	-	-
Assumed conversion of notes payable	-	-
Stock options	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	306,166,593	215,197,805

Loss per share:
Net loss available to common stockholders
Basic and diluted	$(0.00)	$(0.01)

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		March 31,	December 31,
	Estimated life	2012	2011
Computer and office equipment	3 to 5 years	$378,470	$377,415
		378,470	377,415
Less: Accumulated depreciation		(300,372)	(279,345)
		$78,098	$98,070

Depreciation expense amounted to $21,027 and $59,441 during the three-month periods ended March 30, 2012 and 2011, respectively.

NOTE 4 – ACCRUED PAYROLL TAXES

At March 31, 2012, the Company recorded a liability of approximately $4.4 million to certain U.S. and state governmental agencies for unpaid payroll taxes, including statutory additions, such as interest and penalties.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes

Convertible promissory notes consist of the following as of:

	March 31, 2012	December 31, 2011
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
	$1,918,735	$1,918,735
Less: unamortized discount	(-)	(-)
Convertible promissory notes	$1,918,735	$1,918,735

The following sets forth the Company’s activity of its convertible notes payable during the three-month period ended March 31, 2012 and 2011, respectively:

	Three-month period ended March 31, 2012	Three-month period ended March 31, 2011
Issuance of -0- and 2,369,966 shares of common stock pursuant to conversion of convertible notes payable	$-	$129,042
Proceeds from issuance of convertible notes payable	-	50,000
Fair value of 1,422,249 shares of common stock to satisfy accrued interest obligations	103,224	-
Fair value of warrants and embedded conversion features recorded as corresponding debt discount	-	47,672
Fair value of warrants issued to satisfy accrued interest obligations	-	198
Amortization of debt discount	-	19,284
Amortization of deferred financing costs	-	648

All convertible notes are past due at March 31, 2012.

During June 2011, the Company agreed to issue a $1.5 million note payable, 5,000,000 warrants and 50,000 shares of the Company’s Series B Preferred Stock.  At September 30, 2011, the Company’s available credit under the note amounted to $1.1 million and the Company’s Series B Preferred Stock have not been designated or issued.  The note bears interest at 10% per annum, which is payable in August 2011 and every month thereafter.  The note matures in June 2014.  The note is convertible, at the holder’s option, at a rate equal to 75% of the Company’s 5-day moving average quoted price of the stock for that month.  The exercise price of the warrants is $0.09 per share.  The warrants expire in June 2016.  The Company may borrow up to $325,000 per month under this instrument.  The Company received $440,000 under the note payable during the year ended December 31, 2011.  In December 2011, 50,000 shares of Series B Preferred Stock were issued.

Notes Payable

Notes payable do not have any stated interest rate, are payable on demand and are unsecured, with the exception of one note amounting to $37,500, which has a premium of $15,000 and is due on November 16, 2011.  The amount due under such note at March 31, 2012 amounts to $15,000.

The following sets forth the Company’s activity of its notes payable during the three-month period ended March 31, 2012 and 2011, respectively:

	Three-month period ended March 31, 2012	Three-month period ended March 31, 2011
Principal repayments	$-	$110,000
Proceeds from issuance of note payable	266,000	264,000
Fair value of 500,000 shares of common stock to satisfy accrued interest obligations	-	44,000
Issuance of 6,420,000 shares to satisfy obligations under certain notes payable	-	458,500

The Company recognized approximately $41,000 and $111,000 during the three-month periods ended March 31, 2012 and March 31, 2011, respectively, as interest expense, which consists of the excess of the fair value of shares of common stock over the carrying value of the convertible promissory notes and notes payable satisfied, amortization of debt discount, amortization of deferred financing costs, fair value of the Company’s shares of common stock and warrants issued in lieu of interest.

NOTE 6 - DERIVATIVE LIABILITIES

The maximum number of shares required to be delivered during the period under which substantially all of the Company’s outstanding warrants and convertible notes exceed the amount of authorized shares through September 30, 2011.

The Company accounts for the embedded conversion features included in its convertible promissory notes and outstanding warrants.

The aggregate fair value of derivative liabilities at March 31, 2012 and December 31, 2011 amounted to approximately $0.

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

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

During the year ended December 31, 2011, the Company issued 100,000 shares of its Series B Preferred Stock.  The Series B Preferred Stock’s designation provides voting rights amounting to 400-to-1 shares.  The Company issued 50,000 of such shares to one of its directors, who also manages and controls a company which is one of the Company’s customers.  Additionally, the Company issued 50,000 of such shares to one of its lenders and shareholders, who has granted a $1.5 million convertible note payable and was the owner of 7,416,666 shares of the Company’s common stock at the date of issuance of the $1.5 million convertible note payable.

The issuance of the shares of Series B Preferred Stock was recognized at their par value.

Common Stock

During December 2011, the Company increased its authorized shares of common stock to 450,000,000.

The issuance of common stock during the three-month period ended March 31, 2011 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Services performed- Investor relations	2,000,000	$194,000	$0.095 - 0.10
Conversion of 8% convertible promissory notes	2,369,966	129,042	0.05-0.12
Private placement, net of finder’s fee of $44,080	15,580,973	735,969	0.05 - 0.06
Conversion of notes payable	6,420,000	458,500	0.05-0.10
Interest associated with issuance of notes payable	500,000	44,000	0.088

The issuance of common stock during the three-month period ended March 31, 2012 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Services performed- Investor relations	4,000,000	$280,800	$0.07
Accrued interest payment for 8% and 10% convertible promissory notes	1,422,249	103,224	0.06 - 0.12
Exercise of stock options	3,640,000	78,400	0.025
Private placement	12,870,000	306,250	0.02 – 0.05

Warrants

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

The fair value of the warrants granted is based on the Black Scholes Model using the following assumptions:

	March 31, 2012	March 31, 2011
Exercise price:	N/A	$0.16
Market price at date of grant:	N/A	$0.089
Expected volatility:	N/A	50.83%
Term:	N/A	2 years
Risk-free interest rate:	N/A	0.63%

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	March 31, 2012	March 31, 2011
Exercise Price	$0.05-0.025	N/A
Market price at date of grant	$0.05-0.07	N/A
Expected volatility	76%	N/A
Risk-free interest rate	0.51%	N/A

The following activity occurred under our plan:

	2012	2011

Weighted-average grant-date fair value of options granted	$0.05	N/A
Fair value of options recognized as expense:	$275,598	$108,596
Options granted	4,640,000	-

The total compensation cost related to non-vested options not yet recognized amounted to approximately $20,000 at March 31, 2012 and the Company expects that it will be recognized over the following weighted-average period of 12 months.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

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

At March 31, 2012, the Company has recorded liabilities in connection with such legal proceedings.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during the three-month periods ended March 31, 2012 and 2011 amounting $0 and $2,500, respectively. The rental property was used for temporary employee housing during such periods.

NOTE 10 - SEGMENTS

During the three-month periods ended March 31, 2012 and 2011, the Company operated in one business segment. The percentages of sales by geographic region for the three-month periods ended March 31, 2012 and 2011 were approximately:

	2012	2011
United States	23%	11%
Europe	77%	89%

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

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $118 million from cash and non-cash activity since inception through March 31, 2012. Revenues generated from our business have not been sufficient to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business.

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

Results of Operations for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2012	2011	in $ 2012	in % 2012
	(Unaudited)	(Unaudited)	vs 2011	vs 2011

Net Revenues	$244,315	$37,594	$206,721	549.9%

Operating expenses:
Research and development	264,833	258,259	6,574	2.5%
Selling, general and administrative	1,361,280	1,479,203	(117,923)	-8.0%
Total operating expenses	1,626,113	1,737,462	(111,349)	-6.4%

Operating loss	(1,381,798)	(1,699,868)	318,070	-18.7%

Other income (expense):
Change in fair value of derivative liabilities	-	1,761,726	(1,761,726)	-100.0%
Interest expense	(40,797)	(110,821)	70,024	-63.2%
Total other income (expense)	(40,797)	1,650,905	(1,691,702)	-102.5%

Net loss	(1,422,595)	(48,963)	(1,373,632)	2805.4%

NM: Not Meaningful

Revenues

Our net revenues primarily consist of fees charged for the development and modification of portals related to the support of our online back-up services, as well as monthly subscriptions. Our net revenues increased during the three-month period ended March 31, 2012, when compared to the prior year period, due to an increase in the number of software development projects.

Research and Development

Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Our research and development expenses for the three-month period ended March 31, 2012 include costs associated with continued development of user interfaces and enhancements of existing products.

Research and development expenses during the three-month period ended March 31, 2012 were at comparable levels to the prior year period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing of our products, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses during the three-month period ended March 31, 2012, when compared with the prior period, is primarily due to a shift of our resources allocated to our marketing efforts from customer acquisition to support the new distribution and strategic alliances, which is less costly.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates.  The decrease in fair value of derivative liabilities recognized during the three-month period ended March 31, 2011, when compared to the prior year period, is primarily due to an increase in the number of our authorized shares. There were no outstanding derivative liabilities during the three-month period ended March 31, 2012.

Interest Expense

Interest expense consists primarily of interest on our convertible promissory notes and the amortization of debt discount. The decrease in interest expense during the three-month period ended March 31, 2012 is primarily due to the fair value of shares issued in connection with notes payable and the amortization of debt discount during the three-month period ended March 31, 2011.  We recognized the amortization of debt discount over the terms of their respective promissory notes, which matured during the latter part of the fiscal 2010 and the first half of 2011.

Liquidity and Capital Resources

At March 31, 2012, our cash overdraft amounted to approximately $21,000 and our working deficit amounted to approximately $11.2 million.

During the three-month period ended March 31, 2012, we used cash of approximately $600,000 in our operating activities. Our cash used in operating activities was comprised of our net loss of approximately $1.4 million adjusted for the following:

● ● ●
Fair value of stock-based payments issued to employees and consultants of approximately $276,000;
Fair value of shares of common stock issued in connection with services rendered of approximately $281,000;
Fair value of shares of common stock issued in lieu of interest of approximately $103,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

●	Increase in accounts payable, accrued expenses and accrued payroll taxes of approximately $205,915, resulting from delays in payments to satisfy our obligations due to our liquidity issues.
            During the three-month period ended March 31, 2012, we generated cash from financing activities of approximately $601,000, which consisted of the proceeds from notes payable of $266,000, and the net proceeds from the issuance of common stock of approximately $306,000, offset by the funding of our overdraft of approximately $50,000.  Additionally, we generated proceeds from exercise of options aggregating $78,400.

At December 31, 2011, our cash overdraft amounted to $70,750 and our working deficit amounted to approximately $10,909,000.

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

Capital Raising Transactions

During the three-month period ended March 31, 2012, we issued in aggregate 12,603,333 shares of our common stock pursuant to a private placement which generated gross proceeds of approximately $306,000.

Going Concern

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $118 million from cash and non-cash activity since inception through March 31, 2012. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

In June 2011, FPT Software filed suit against us for breach of contract related to software services they provided.  After several months of litigation, the case was settled for $60,000 to be paid over a 120 day period.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2012, we issued 4,000,000 shares of common stock to two investor relation providers and consultants for service performed at a fair value of $280,800 or $0.07 per share . This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

During the three-month period ended March 31, 2012, we  issued in aggregate 12,603,333 shares of our common stock to 13 accredited investors pursuant to a private placement which generated gross proceeds of approximately $306,250 or $0.03 per share. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D, Rule 506 and Section 4(2) of that act.

During the three-month period ended March 31, 2012, we issued 1,422,249 shares of common stock to 30 accredited investors in connection with the payment of accrued interest of the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to $103,224 or $0.07 per share.  This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARE BACK UP, INC.

Dated: May 21, 2012	By:	/s/ Cery B. Perle
Cery B. Perle President, Chief Executive Officer and Director and Principal Financial and Accounting Officer