Form 10-Q
period 2012-06-30
SPARE BACKUP, INC.
filed 2012-08-20
CIK 1103577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 345,862,703 shares of common stock are issued and outstanding as of August 15, 2012.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Spare Backup,” the Company”, “ we”, “our”, and “us” refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiary. The information which appears on our web site is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to increase our revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2011 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

1

SPARE BACKUP, INC.

2

 PART I - FINANCIAL INFORMATION

3

Table of Content

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2012	2011
	(Unaudited)	(1)
Current Assets:
Cash	$—	$—
Accounts receivable, net allowance for bad debt of -0- and $100,000	193,730	120,248
Prepaid expenses	6,028	10,599
Total current assets	199,758	130,847

Property and equipment, net of accumulated depreciation of $317,436 and $279,345	61,034	98,070

Deferred financing costs	4,000	—
Other assets	58,250	85,522
Total assets	$323,042	$314,439

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,370,033	$3,615,504
Overdraft liability	4,927	70,750
Accrued payroll taxes	4,260,805	4,314,670
Convertible promissory notes, net of unamortized debt discount of $458,329 and -0-	2,231,551	1,918,735
Accrued interest on convertible promissory notes	187,375	215,004
Notes payable	508,000	787,600
Derivative liabilities	460,431	—
Deferred revenue	102,500	102,500
Due to stockholder	15,000	15,000
Total current liabilities	11,140,622	11,039,763

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
150,000 issued and outstanding	150	150
Common stock; $.001 par value; 450,000,000 shares authorized;
354,843,881 and 303,943,573 issued; 351,843,881 and 303,943,573 outstanding	351,844	303,943
Additional paid-in capital	107,495,127	105,765,093
Accumulated deficit	(118,664,701)	(116,794,510)

Total stockholders’ deficit	(10,817,580)	(10,725,324)

Total liabilities and stockholders’ deficit	$323,042	$314,439

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$124,351	$155,909	$368,666	$193,503

Operating expenses:
Research and development	115,059	400,296	379,892	658,555
Selling, general and administrative	811,200	1,877,289	2,172,480	3,356,492
Total operating expenses	926,259	2,277,585	2,552,372	4,015,047

Operating loss	(801,908)	(2,121,676)	(2,183,706)	(3,821,544)

Other income (expense):
Change in fair value of derivative liabilities	(12,870)	368,208	(12,870)	2,129,934
Gain from debt settlements	446,387	—	446,387	—
Interest expense	(78,045)	(279,950)	(118,842)	(390,771)
Other loss	(1,112)	—	(1,112)	—
Total other income (expense)	354,360	88,258	313,563	1,739,163

Net loss	$(447,548)	$(2,033,418)	$(1,870,143)	$(2,082,381)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	334,017,135	243,236,988	323,490,588	229,801,518

 See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,870,143)	$(2,082,381)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative liabilities	12,870	(2,129,934)
Fair value of options and warrants issued for services	319,634	296,175
Fair value of option and warrant modifications	—	121,621
Fair value of warrants issued to convertible promissory note holder	—	200,000
Fair value of warrants issued for accrued interest	—	198
Fair value of common stock issued in connection with service rendered	737,640	456,000
Fair value of convertible promissory notes modifications	—	266
Fair value of common stock issued in connection with note payable issuance	—	44,000
Fair value of common stock issued to satisfy accrued interest	137,510	153,561
Gain on extinguishment of debt	(446,387)	—
Depreciation and amortization	42,662	110,715
Amortization of debt discount	3,745	29,964
Changes in operating assets and liabilities:
Accounts receivable	(73,450)	(72,330)
Prepaid expense and other current assets	27,272	25,865
Deferred financing costs	(4,000)	—
Accounts payable, accrued expense and accrued payroll taxes	147,004	1,369,084
Accrued interest on convertible promissory notes	(27,629)	2,567

Net cash used in operating activities	(993,272)	(1,474,629)

Cash flows used in investing activities:
Capital expenditures	(1,055)	(10,265)

Net cash used in investing activities	(1,055)	(10,265)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	454,000	50,000
Proceeds from issuance of notes payable	23,000	367,600
Repayment of notes payable	—	(163,000)
Net proceeds from issuance of common stock for cash	457,250	1,166,894
Cash overdraft	(65,823)	(127,321)
Proceeds from exercise of warrants	47,500	112,008
Proceeds from exercise of stock options	78,400	90,000

Net cash provided by financing activities	994,327	1,496,181

Net increase in cash	—	11,287

Cash, beginning of period	—	—

Cash, end of period	$—	$11,287

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,316	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Write off of fully depreciated property and equipment	$—	$183,641
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and corresponding debt discount	$447,561	$200,000
Reclassification of equity contracts to liability contracts	$—	$2,407,261
Reclassification of liability contracts to equity contracts	$—	$656
Conversion of convertible promissory notes and accrued interest into shares of common stock	$—	$697,500
Conversion of notes payable into shares of common stock	$—	$308,500
Fair value of shares of common stock issued for payment of accrued interest	$137,510	$—

 See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2012

(Unaudited)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Spare Backup, Inc., (the "Company") was incorporated in Delaware in December 1999. The Company sells on-line backup solutions software and services to individuals, business professionals, small office and home office companies, and small to medium sized businesses.

The balance sheet presented as of June 30, 2012 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed on April 26, 2012.  The results of operations for the six-month period ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012.

The accompanying consolidated unaudited financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $1.9 million during the six-month period ended June 30, 2012 and its current liabilities exceed its current assets by $10.9 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to share-based payments, derivative liabilities, and useful life of property and equipment. Actual results will differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Reclassification

Certain items in the June 30, 2011 financial statements have been reclassified to conform to the presentation in the June 30, 2012 financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the six-month period ended June 30, 2012, the Company did not exceed the FDIC insurance limit.

The Company's accounts receivable are due from a few customers, which are located in the Unites States and United Kingdom. At June 30, 2012,two of the Company’s customers accounted for 51% and 21% of its accounts receivable. Two of the Company’s customers accounted for 16% and 96%of its accounts receivable at December 31, 2011.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. Management determined that an allowance of $0 and $100,000 was necessary at June 30, 2012 and December 31, 2011.

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

The Company has collected annual fees related to online back-up services. Online back-up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of June 30, 2012 and December 31, 2011 amounted to $102,500, and will be recognized as revenue over the respective subscription period.

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

Customer Concentration

Two of the Company’s customers accounted for 52% and 20% of the Company’s revenue during the six-month period ending June 30, 2012. One of the Company’s customers accounted for 13% of the Company’s revenue during the six-month period ending June 30, 2011.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2012 and December 31, 2011, with the exception of its convertible promissory notes and derivative liabilities.  The carrying amount of the convertible promissory notes at June 30, 2012 and December 31, 2011, approximate their respective fair value based on the Company’s incremental borrowing rate. The derivative liabilities are computed using either the Black Scholes Model or the binomial method and are classified as Level 3 liability.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of June 30, 2012. Instead, such amounts are included in the statement of operations under the caption "Research and development."

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

Share-based Payments

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation(“ASC 718”). Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to convertible promissory notes amounted to 127,239,013 and 121,791,677 at June 30, 2012 and 2011, respectively. Accordingly, these common share equivalents at June 30, 2012 and 2011 are excluded from the loss per share computation for that period due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the six-month periods ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(447,548)	$(2,033,418)	$(1,870,143)	$(2,082,381)
Increase (decrease) in fair value of derivative liabilities	12,870	(368,208)	12,870	(2,129,934)
Numerator for basic earnings per share- loss
attributable to common stockholders - as adjusted	(434,678)	(2,401,626)	(1,857,273)	(4,212,315)
Numerator for diluted earnings per share-net income (loss)
attributable to common stockholders - as adjusted	$(434,678)	$(2,401,626)	$(1,857,273)	$(4,212,315)

Denominator:
Denominator for basic earnings per share--weighted
average shares	334,017,135	243,236,988	323,490,588	229,801,518
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	—	—	—	—
Assumed conversion of notes payable	—	—	—	—
Stock options	—	—	—	—
Warrants	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	334,017,135	243,236,988	323,490,588	229,801,518

Loss per share:
Net loss available to common stockholders
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		June 30,	December 31,
	Estimate Life	2012	2011
Computer and office equipment	3 to 5 years	$378,470	$377,415
		378,470	377,415
Less: Accumulated depreciation		(317,436)	(279,345)
		$61,034	$98,070

Depreciation expense amounted to approximately $38,091 and $111,000 during the six-month periods ended June 30, 2012 and 2011, respectively.

NOTE 4–ACCRUED PAYROLL TAXES

At June 30, 2012, the Company recorded a liability of approximately $4.3 million to certain U.S. and state governmental agencies for unpaid payroll taxes, including statutory additions, such as interest and penalties.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes

Convertible promissory notes consist of the following as of:

	June 30,	December 31,
	2012	2011
Convertible promissory notes, bearing interest between 8% and 10% per annum, maturing between August 2008 and October 2011. Interest is within 30 days after the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at a range of 90% of the average closing price for the common stock for the five trading days preceding the interest payment date to 100% of the volume weighted average price for the common stock for the ten trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at an effective conversion rate ranging from $0.05 to $0.25.	$1,918,735	$1,918,735
Convertible note payable for up to $1.5 million, convertible at 75% of the Company’s 5-day moving average quoted price of the stock for that month, bearing interest at 10% per annum, payable monthly beginning August 2011, maturing in June 2014.	585,000	—
Convertible note payable, convertible at the lessor of: 1) 70% of the lowest traded price of the Company’s common stock for the 20 trading days prior to the conversion, or 2) $0.035, bearing a one-time interest payment of 10%, payable upon conversion, maturing December 15, 2012.	60,000	—
Convertible note payable for up to $385,000, convertible at the lessor of: 1) $0.035, or 2) 70% of the lowest trade price in the 25 trading days prior to the conversion, bearing an original issuance discount of 9.1% and no interest for the first 90 days, bearing a one-time interest payment of 5% after 90 days, payable on conversion, maturing one year from the effective date of each payment.	54,545	—
Convertible note payable, convertible at 60% of the average of the lowest three trading prices for the Company’s common stock in the ten day trading period ended one trading day prior to the conversion date, bearing interest at 6% per annum, payable upon conversion, maturing on February 18, 2013.	40,000	—
Convertible note payable, convertible at $0.05, bearing no interest and no maturity date.	29,600	—
Convertible note payable, convertible at $0.02, bearing no interest and no maturity date.	2,000	—
Less: debt discount	458,329	—
	$2,231,551	$1,918,735

The following sets forth the Company’s activity of its convertible notes payable during the six-month period ended June 30, 2012 and 2011, respectively:

	Six-month period ended June 30, 2012	Six-month period ended June 30, 2011
Repricing of certain convertible promissory notes from $0.16 to $0.12 per share recorded as interest expense	$—	$266
Issuance of -0- and 11,760,000 shares of common stock pursuant to conversion of convertible notes payable	—	697,500
Proceeds from issuance of convertible notes payable	454,000	50,000
Fair value of warrants issued to certain promissory note holders recorded as interest expense	—	200,000
Fair value of 2,166,737 and 955,029 shares of common stock to satisfy accrued interest obligations	137,510	81,687
Fair value of warrants and embedded conversion features recorded as corresponding debt discount	447,561	47,672
Fair value of warrants issued to satisfy accrued interest obligations	—	198
Amortization of debt discount	3,745	29,964
Notes payable changed to convertible notes payable	302,600	—
Original issuance discount on convertible notes payable	14,545	—

Notes Payable

Notes payable do not have any stated interest rate, are payable on demand and are unsecured, with the exception of one note, which amounts to $37,500, which has a premium of $15,000 and was due on November 16, 2011. The amount due under such note at June 30, 2012 and December 31, 2011 amounts to $15,000.

The following sets forth the Company’s activity of its notes payable during the six-month period ended June 30, 2012 and 2011, respectively:

	Six-month period ended June 30, 2012	Six-month period ended June 30, 2011
Principal repayments	$—	$163,000
Proceeds from issuance of note payable	23,000	367,600
Fair value of -0- and 955,029 shares of common stock to satisfy accrued interest obligations	—	115,874
Issuance of -0- and 6,420,000 shares to satisfy obligations under certain notes payable	—	308,500
Change of note payable to convertible note payable	302,600	—

The Company recognized approximately $118,000 and $391,000 during the six-month periods ended June 30, 2012 and 2011, respectively, as interest expense, which consists of the excess of the fair value of shares of common stock over the carrying value of the convertible promissory notes and notes payable satisfied, amortization of debt discount, amortization of deferred financing costs, fair value of the Company’s shares of common stock and warrants issued in lieu of interest.

NOTE 6 - DERIVATIVE LIABILITIES

A summary of the transactions related to the derivative liability for the six-month period ended June 30, 2011:

Derivative liability at January 1, 2011	$470,871
Reclassification of equity contracts to liability contracts	2,407,261
Reclassification of liability contracts to equity contracts	(656)
Issuance of warrants	200,000
Decrease in fair value of derivative liability, recognized as other income	(2,129,934)
Derivative liability at June 30, 2011	$947,542

A summary of the transactions related to the derivative liability for the six-month period ended June 30, 2012:

Derivative liability at January 1, 2012	$—
Issuance of embedded conversion features, recognized as interest expense	447,561
Increase in fair value of derivative liability, recognized as other expense	12,870
Derivative liability at June 30, 2012	$460,431

The maximum number of shares required to be delivered during the period under which substantially all of the Company’s outstanding warrants, options, and convertible notes exceeded the amount of authorized shares through June 30, 2012.

The Company accounts for the embedded conversion features included in its convertible promissory notes and outstanding warrants.

Derivative liabilities amounted to $460,431 and $0 at June 30, 2012 and December 31, 2011, respectively.

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

During the six-month period ended June 30, 2011, the Company issued warrants in connection with the sale of the Company’s common stock, conversion of convertible promissory notes, and short-term note payable, as well convertible promissory notes. The maximum number of shares required to be delivered during the period under which the warrants issued pursuant to common stock, conversion of promissory notes and short-term note payables, as well as the issuance of convertible promissory note, together with all the outstanding convertible debt, stock options, warrants and common stock, exceeded the amount of authorized common stock shares at June 30, 2011. As a result, the Company recorded a derivative liability aggregating $947,541 and was offset against additional-paid in capital.

The fair value of the derivative instruments were based on the following assumptions:

Exercise price:	$0.05 - $0.08
Market price at date of grant:	$0.08 - $0.09
Expected volatility:	69%
Term:	>1 year
Risk-free interest rate:	0.28% - 1.76%

During the six-month period ended June 30, 2012, the Company issued warrants in connection with the sale of the Company’s common stock, conversion of convertible promissory notes, and short-term note payable, as well convertible promissory notes. The maximum number of shares required to be delivered during the period under which the warrants issued pursuant to common stock, conversion of promissory notes and short-term note payables, as well as the issuance of convertible promissory note, together with all the outstanding convertible debt, stock options, warrants and common stock, exceeded the amount of authorized common stock shares at June 30, 2011.  As a result, the Company recorded a derivative liability aggregating $460,431 and was offset against debt discount.

The fair value of the derivative instruments were based on the following assumptions:

Exercise price:	$0.015 - $0.029
Market price at date of grant:	$0.032 - $0.043
Expected volatility:	72%
Term:	>1 year – 3 years
Risk-free interest rate:	0.72%

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

Common Stock

During December 2011, the Company increased its authorized shares of common stock to 450,000,000.

The issuance of common stock during the six-month period ended June 30, 2011 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued Interest Payment for 8% and 10% convertible promissory notes	955,029	$81,687	$0.09
Services performed- Investor relations	5,395,000	383,000	0.04-0.10
Exercised stock options	3,000,000	90,000	0.03
Exercised warrants	2,240,159	112,008	0.05
Conversion of convertible promissory notes and notes payable	19,095,966	1,077,874	0.05-0.10
Private placement, net of finder’s fee of $57,330	27,730,972	1,123,139	.03-.06
Convertible note repricing	416,666	79,167	0.19
Interest associated with issuance of notes payable	500,000	44,000	.088

 The issuance of common stock during the six-month period ended June 30, 2012 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Services performed- Investor relations	4,650,000	$196,050	$0.01-0.072
Services performed-Consulting	12,725,000	585,340	0.03-0.07
Accrued interest payment for 8% and 10% convertible promissory notes	2,116,737	137,510	0.05-0.12
Exercise of stock options	3,640,000	78,400	0.025
Private placement	20,768,571	457,250	0.018-0.05
Exercised warrants	4,000,000	47,500	0.01-0.03

Additionally, the Company issued 3,000,000 shares of its common stock as collateral in connection with the issuance of a note payable of $60,000 during the six-month period ended June 30, 2012.

Warrants

The issuance of warrants during the six-month period ended June 30, 2011 is summarized in the table below:

	Number of	Exercise	Expiration	Value at
Association	Warrants	Price	Date	Issuance
Private Placement	1,090,000	$0.09	1/5/2014	$ -

Finder's Fees	4,575,000	$0.05 - 0.012	2/14/14 - 1/5/14	-

Conversion of 8%
Note payable	166,667	$0.16	1/14/2013	-

Accrued interest on
Conversion of 8%
Note payable	19,981	$0.16	1/14/2013	198

Issuance of convertible
Promissory note	5,000,000	$0.09	6/17/2016	-

The issuance of warrants during the six-month period ended June 30, 2012 is summarized in the table below:

	Number of	Exercise	Expiration	Value at
Association	Warrants	Price	Date	Issuance
Private Placement	7,350,000	$0.01-0.07	4/1/15 - 6/29/15	$ -

Issuance of
Note payable	100,000	$0.03	5/7/2015	2,900

Services	1,000,000	$0.018	5/21/2015	23,000

The fair value of the warrants granted is based on the Black Scholes Model using the following assumptions:

	June 30, 2012	June 30, 2011
Exercise price:	$0.018 - $0.03	$.09-.16
Market price at date of grant:	$0.035 - $0.048	$0.08-.09
Expected volatility:	76.21%	69-75%
Term:	3 years	3 – 5 years
Risk-free interest rate:	0.72%	0.75% - 2.72%

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	June 30, 2012	June 30, 2011
Exercise Price	$ 0.02 - $ 0.05	$ 0.03-0.08
Market price at date of grant	$ 0.021 - $ 0.07	$ 0.08
Expected volatility	76.15% - 76.21%	50-69%
Risk-free interest rate	0.51% - 0.72%	0.63-1.76%

The following activity occurred under our plan:

	Six- month period ended June 30, 2011	Six- month period ended June 30, 2012
Weighted-average grant-date fair value of options granted	$0.04	$0.04
Fair value of options recognized as expense:	$293,734	$296,175
Options granted	5,640,000	4,500,000

The total compensation cost related to non-vested options not yet recognized amounted to approximately $13,339 at June 30, 2012 and the Company expects that it will be recognized over the following weighted-average period of 9 months.

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

In February 2011, a former employee filed suit against the Company alleging various employment related claims.  The matter is set for trial in September 2012. The Company’s likelihood of success on this appeal cannot be determined at this time.

In January 2012, a former officer filed suit against the Company alleging various employment related claims. The matter is set for trial in December 2012. The Company’s likelihood of success on this appeal cannot be determined at this time.

At June 30, 2012, the Company has recorded liabilities in connection with such legal proceedings.

NOTE 9 - GAIN ON WRITE-OFF FROM DEBT SETTLEMENTS

During the six months ended June 30, 2012, the Company recorded a gain from debt settlements of $446,387 on write off of certain payables on which the statute of limitations has expired relating to the collectability of these payables.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during the six-month periods ended June 30, 2012 and 2011 amounting $0 and $2,500, respectively. The rental property was used for temporary employee housing during such periods.

NOTE 11 - SEGMENTS

During the six-month periods ended June 30, 2012 and 2011, the Company operated in one business segment. The percentages of sales by geographic region for the six-month periods ended June 30, 2012 and 2011 were approximately:

	2012	2011
United States	33%	11%
Europe	67%	89%

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

We have focused our more recent development and marketing efforts on our Spare Mobile product, which backs up personal content on “smart phones” and “tablets,” such as contacts, emails, calendar events, photos, music, videos and data files.  It also offers a complete line of mobile security products and parental controls (developed in 2011) to compliment the users’ mobile devices, as described in our software development section. We have shifted our focus to the mobile industry to take advantage of a number of industry trends which we believe represent a tremendous growth opportunity for our company. In 2011, there were approximately six billion mobile subscribers throughout the world according to The International Telecommunications Union, representing almost 87% of the world’s population.  Industry experts, including IDC and Strategy Analytics, estimate that worldwide shipments of smart phones were approximately 490 million units, up over 60% from 2010, and representing over 31% of all handsets shipped. In June of 2012, Ericsson forecasts that mobile subscriptions will reach 9 billion in 2017, of which 5 billion will be mobile broadband connections. With recent estimates by Juniper Research that less than 1 in 20 smart phones and tablets have third-party security software installed in them, this represents a vast potential market for mobile security. According to Canalys, the U.S. market for mobile security is estimated to grow to over $3 billion annually by 2015.

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $119 million from cash and non-cash activity since inception through June 30, 2012. Revenues generated from our business have not been sufficient to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business.

Corporate Relocation

We completed the move of our corporate headquarters, including a major portion of our software development team, to Minden, Nevada in the third quarter of 2011.  We believe the move will enable us to draw from a more experienced labor pool for software design, as well as provide us with a significantly more favorable corporate tax environment.  We currently anticipate that we will be subject to minimal corporate taxes for the remainder of 2012.

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

Examples of our marketing partners within the four vertical distribution channels include Wirefly/Simplexity, Assurant/Federal Home Warranty, Life Styles Group (a UK warranty provider), Best Buy Europe, and Sony. We will continue to aggressively add additional partnerships. We expect our current partners will commence a number of scheduled launches of our services during 2012 and we are in late stage negotiations for a near term launch with a large international mobile communications company. We are also in various stages of negotiations with potential partners in the U.S., Brazil, India, the Middle East, South America, and   the South Pacific. We are hopeful that these negotiations will result in additional partnerships in the coming quarters.

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

We began an initial small-scale launch with the UK-based Carphone Warehouse in April of 2011 and in the Netherlands in May 2011.  We have now converted our product to support the local language in the Netherlands and Spain, as we anticipate a progressive ramp in their distribution efforts throughout the remainder of 2012. We have also begun translation of our product and documentation into the Turkish language which we anticipate will be completed in the second half of 2012.

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

We expect to be able to work with each LSG partner, including scheduled launches with Lloyds and Royal Bank of Scotland in 2012.  The software is marketed as a way to not only protect data from loss, but to also increase the likelihood of retrieving a lost or stolen phone through the suite of security features.  As mobile devices are becoming more prevalent and more powerful, we believe this channel should become a significant source of revenue to our company in the coming quarters.  We anticipate that these companies will continue to roll out marketing programs progressively in 2012.

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

Software Development

Our decision to expand the scope of our cloud-based platform into mobile backup and security required us to make substantial changes to our software to enhance the scalability and functionality of our services across a wide array of devices and platforms.  This expansion delayed our ability to launch a number of important programs in 2011. Our development team continued to test and improve the mobile platform throughout the second half of 2011 and now feel that these changes enable us to complete launches with our marketing partners in 2012.

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

Results of Operations for the three-month and six-month periods ended June 30, 2012 compared to the three-month and six-month periods ended June 30, 2011

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/	Six-month periods ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)	June 30,		(Decrease)	(Decrease)
	2012	2011	in $ 2012	in % 2012	2012	2011	in $ 2012	in % 2012
	(Unaudited)	(Unaudited)	vs 2011	vs 2011	(Unaudited)	(Unaudited)	vs 2011	vs 2011

Revenues:	$124,351	$155,909	$(31,558)	-20.2%	$368,666	$193,503	$175,163	90.5%

Operating expenses:
Research and development	115,059	400,296	(285,237)	-71.3%	379,892	658,555	(278,663)	-42.3%
Selling, general and administrative	811,200	1,877,289	(1,066,089)	-56.8%	2,172,480	3,356,492	(1,184,012)	-35.3%
Total operating expenses	926,259	2,277,585	(1,351,326)	-59.3%	2,552,372	4,015,047	(1,462,675)	-36.4%

Operating loss	(801,908)	(2,121,676)	1,319,768	-62.2%	(2,183,706)	(3,821,544)	1,637,838	-42.9%

Other income (expense):
Change in fair value of derivative liabilities	(12,870)	368,208	(381,078)	-103.5%	(12,870)	2,129,934	(2,142,804)	NM
Gain from debt settlement	446,387	—	446,387	NM	446,387	—	446,387	NM
Interest expense	(78,045)	(279,950)	(201,905)	-72.1%	(118,842)	(390,771)	(271,929)	-69.6%
Other loss	(1,112)	—	1,112	NM	(1,112)	—	1,112	NM
Total other income (expense)	354,360	88,258	266,102	301.5%	313,563	1,739,163	(1,425,600)	-82.0%

Net loss	(447,548)	(2,033,418)	(1,585,870)	-78.0%	(1,870,143)	(2,082,381)	(212,238)	-10.2%

NM: Not Meaningful

Revenues

Our net revenues primarily consist of fees charged for the hosting, development and modification of portals related to the support of our online back-up services, as well as monthly subscriptions. Our net revenues decreased during the three-month periods ended June 30, 2012, when compared to the prior year period, due to a decrease in fees associated with the development of portals during the three-month period ended June 30, 2012, offset by an increase in monthly subscription revenues. Our net revenues increased during the six-month period ended June 30, 2012, when compared to the prior year period, due to an increase in the number of software development projects in the first quarter of 2012, in combination with growing subscription revenues attributable to a larger number of users of our products and several new hosting agreements during the six-month period ended June 30, 2012.

We believe that our monthly subscription revenues will continue to grow sequentially during the remainder of 2012. We believe that our portal-related revenues will vary depending on how many new distribution partners begin these marketing programs for the remainder of 2012.

Research and Development

Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Our research and development expenses for the three-month and six-month periods ended June 30, 2012 include costs associated with continued development of user interfaces and enhancements of existing products.

Research and development expenses during the three-month and six-month periods ended June 30, 2012 decreased due to reduced research and development related payroll expenses to provide for the maintenance and upgrades of existing portals during the first half of 2012, while the Company was still developing such portals in the comparable periods of the prior year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing of our products, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses during the three-month and six-month periods ended June 30, 2012, when compared with the prior period, is primarily due to a shift of our resources allocated to our marketing efforts from customer acquisition to enhancing our existing distribution channels, which is less costly. In addition, the shift toward developing our current distribution channels has allowed us to significantly decrease our payroll and related expenses due to increased focus and efficiency.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The decrease in fair value of derivative liabilities recognized during the three-month and six-month periods ended June 30, 2012, when compared to the prior year period, is primarily due to a decrease in our share price between measurement dates. Our share price is one of the main assumptions in our computation of derivative liabilities.

Interest Expense

Interest expense consists primarily of interest on our convertible promissory notes and the amortization of debt discount. The decrease in interest expense during the three-month and six-month periods ended June 30, 2012 is primarily due to the fair value of shares issued in connection with notes payable and the amortization of debt discount during the three-month and six-month periods ended June 30, 2011. We recognized the amortization of debt discount over the terms of their respective promissory notes, which matured during the latter part of the fiscal 2010 and the first half of 2011.

Liquidity and Capital Resources

Sources of liquidity and capital resources

	Ending balance at June 30		Average balance during first half of
	2012	2011	2012	2011
Cash	$—	$11,287	$—	$5,644
Accounts receivable, net of allowance for bad debt	193,730	100,866	156,989	64,751
Accounts payable and accrued expenses	3,391,032	3,994,343	3,503,268	3,491,919
Convertible notes payable excluding debt discount	2,637,280	1,998,735	2,278,008	2,127,981
Notes payable, excluding debt discount	539,600	399,600	663,600	646,050

At June 30, 2012 and 2011, 60% and 28%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity include the sale of our securities and other financing activities, such as the issuance of a convertible promissory notes and notes payable aggregating $456,000 during the six-month period ended June 30, 2012. We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through December 31, 2012. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to support our products and their development, and such capital expenditures have ranged between $1,055 and $10,265 during the six-month periods ended June 30, 2012 and 2011.

	Six-Month Periods Ended June 30
	2012	2011
Cash flows from operating activities

Net loss	$ (1,870,143)	$ (2,082,381)
Non-cash adjustments
Change in fair value of derivative liabilities	12,870	(2,129,934)
Fair value of options and warrants issued for services	319,634	296,175
Fair value of option and warrant modifications	-	121,621
Fair value of warrants issued to convertible promissory note holders	-	200,000
Fair value of stock issued in connection with services rendered	737,640	456,000
Fair value of common stock issued to satisfy accrued interest	137,510	153,561
Gain on extinguishment of debt	(446,387)	-
Depreciation and amortization	42,662	110,715
Other	3,745	74,428

Changes in assets and liabilities
Accounts payable, accrued expenses, and accrued payroll taxes	147,004	1,369,084
Other	(77,807)	(43,898)
Net cash provided by (used in) operating activities	(993,272)	(1,474,629)

Cash flows from investing activities
Purchase of fixed assets and other, net	(1,055)	(10,265)
	(1,055)	(10,265)

Cash flows from financing activities
Proceeds from issuance of convertible promissory notes payable	452,000	50,000
Proceeds from issuance of notes payable	25,000	367,600
Repayment of notes payable	-	(163,000)
Net proceeds from issuance of common stock for cash	457,250	1,166,894
Cash overdraft	(65,823)	(127,321)
Other	125,900	202,008
	994,327	1,496,181

Net variation in cash	$ -	$ 11,287

Six months ended June 30, 2012

The increase in accounts receivable as of June 30, 2012 is primarily due to slower payment processing by our primary clients. The decrease in accounts payable and accrued expenses during the six-month period ended June 30, 2012 is primarily due to a decrease in our operating expenses, in combination with a series of accounts payable adjustments made during the six-month period ended June 30, 2012 for unenforceable debts.

Cash used in investing activities during the six-month period ended June 30, 2012 consists of the purchase of computer equipment of approximately $1,000.

Cash provided by financing activities of approximately $973,000 during the six-month period ended June 30, 2012 resulted from the proceeds from the issuance of convertible promissory notes and notes payable of $456,000, proceeds from the issuance of common stock for cash of approximately $457,000, and the exercise of warrants and options of approximately $126,000, offset by a cash overdraft of approximately $66,000.

Six months ended June 30, 2011

The increase in accounts receivable as of June 30, 2011 is primarily due to slower payment processing by our primary clients. The increase in accounts payable and accrued expenses during the six-month period ended June 30, 2012 is primarily due to slower payment processing to vendors relating to a decrease in liquidity following a decrease in our revenues.

Cash used in investing activities during the six-month period ended June 30, 2011 consisted of capital expenditures of approximately $10,000.

Cash provided by financing activities of approximately $1.5 million consisted of the proceeds from notes payable and convertible notes promissory notes of $418,000, and the net proceeds from the issuance of our common stock of approximately $1.2 million offset by principal repayments of certain notes payable aggregating $164,000 and the funding of our overdraft of approximately $127,000. Additionally, we generated proceeds from exercise of options and warrants aggregating approximately $202,000.

 Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Raising Transactions

During the six-month period ended June 30, 2012, we issued an aggregate 20,501,904 shares of our common stock pursuant to a private placement which generated gross proceeds of approximately $457,000.

Going Concern

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $119 million from cash and non-cash activity since inception through June 30, 2012. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

  The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". The Company records revenue when persuasive evidence of an arrangement exists, on-line back-up services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Online backup service fees received in advance are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of December 31, 2008 amounted to $240,436 and will be recognized as revenue over the respective service period.

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

In February 2011, Darryl Adams filed suit against us alleging various employment related claims. The matter is set for trial in September 2012. The Company’s likelihood of success on this appeal cannot be determined at this time.

In January 2012, Ivor Newman filed suit against us alleging various employment related claims. The matter is set for trial in December 2012. The Company’s likelihood of success on this appeal cannot be determined at this time.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2012, we issued 13,375,000 shares of common stock to five investor relation providers and consultants for service performed at a fair value of $456,840 or $0.03-0.048 per share. These private transactions are exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

During the three-month period ended June 30, 2012, we  issued in aggregate 7,978,571 shares of our common stock to 8 accredited investors pursuant to a private placement which generated gross proceeds of approximately $151,000 or $0.018 per share. These private transactions are exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D, Rule 506 and Section 4(2) of that act.

During the three-month period ended June 30, 2012, we issued 694,488 shares of common stock to 30 accredited investors in connection with the payment of accrued interest of the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to $34,285 or $0.05 per share. These private transactions are exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

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

SPARE BACK UP, INC.

Dated: August 20, 2012	By:	/s/ Cery B. Perle
Cery B. Perle President, Chief Executive Officer and Director and Principal Financial and Accounting Officer

