Form 10-Q
period 2012-09-30
SPARE BACKUP, INC.
filed 2012-11-26
CIK 1103577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 368,599,362 shares of common stock are issued and outstanding as of November 26, 2012.

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

EXPLANATORY NOTE

Spare Backup, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Report”) on the date hereof in reliance on Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder (the “Order”) promulgated by the Securities and Exchange Commission (the “SEC”) on November 14, 2012 (Securities Exchange Act of 1934– Release No. 68224).

The Company was not able to meet the SEC mandated filing deadline for the Report due to Hurricane Sandy. The Company’s certified public accounting firm hired to review the Report and the financial statements contained herein, Sherb and Co. LLP (“Sherb”), is located in New York, New York. Sherb’s offices were closed during Hurricane Sandy and for approximately one week thereafter due to lack of power, heat and telephone service. Because of Hurricane Sandy, Sherb was not able to provide its accounting review service in a timely fashion. Because of this delay, the Company was not able to file the Report until today.

1

SPARE BACKUP, INC.

2

 PART I - FINANCIAL INFORMATION

3

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2012	2011
	(Unaudited)	(1)
Current Assets:
Cash	$—	$—
Accounts receivable, net allowance for bad debt of $98,623 and $100,000	103,814	120,248
Prepaid expenses	—	10,599
Total current assets	87,684	130,847

Property and equipment, net of accumulated depreciation of $331,026 and $279,345	47,444	98,070

Deferred financing costs	2,959	—
Other assets	58,250	85,522
Total assets	$212,467	$314,439

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,462,073	$3,615,504
Overdraft liability	16,130	70,750
Accrued payroll taxes	4,397,445	4,314,670
Convertible promissory notes, net of unamortized debt discount of $447,061 and -0-	2,542,853	1,918,735
Accrued interest on convertible promissory notes	244,948	215,004
Notes payable	508,000	787,600
Derivative liabilities	516,282	—
Deferred revenue	102,500	102,500
Due to stockholder	15,000	15,000
Total current liabilities	11,805,231	11,039,763

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
150,000 issued and outstanding	150	150
Common stock; $.001 par value; 450,000,000 shares authorized;
370,093,881 and 303,943,573 issued; 366,793,881 and 303,943,573 outstanding	366,793	303,943
Additional paid-in capital	107,733,517	105,765,093
Accumulated deficit	(119,693,224)	(116,794,510)

Total stockholders’ deficit	(11,592,764)	(10,725,324)

Total liabilities and stockholders’ deficit	$212,467	$314,439

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$58,167	$153,568	$426,833	$347,071

Operating expenses:
Research and development	216,135	501,380	596,027	1,159,935
Selling, general and administrative	755,253	1,093,789	2,927,733	4,450,281
Total operating expenses	971,388	1,595,169	3,523,760	5,610,216

Operating loss	(913,221)	(1,441,601)	(3,096,927)	(5,263,145)

Other income (expense):
Change in fair value of derivative liabilities	168,806	(1,552,858)	155,936	577,076
Gain from debt settlements	—	—	446,387	—
Interest expense	(283,393)	(252,699)	(402,235)	(643,470)
Other loss	(715)	—	(1,827)	—
Total other income (expense)	(115,302)	(1,805,557)	198,261	(66,394)

Net loss	$(1,028,523)	$(3,247,158)	$(2,898,666)	$(5,329,539)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	364,835,548	273,233,495	337,350,489	243,774,932

 See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,898,666)	$(5,329,539)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative liabilities	155,936	(577,076)
Fair value of options and warrants issued for services	338,384	468,346
Fair value of option and warrant modifications	12,500	472,458
Fair value of common stock issued in connection with service rendered	804,730	583,325
Fair value of convertible promissory notes modifications	—	—
Fair value of common stock issued in connection with note payable issuance	—	44,000
Fair value of common stock issued to satisfy accrued interest	137,510	—
Gain on extinguishment of debt	(446,387)	—
Depreciation and amortization	51,681	110,715
Bad debt	(1,346)	—
Amortization of debt discount	209,703	29,964
Changes in operating assets and liabilities:
Accounts receivable	17,811	(72,330)
Prepaid expense and other current assets	37,871	25,865
Deferred financing costs	(2,959)	—
Accounts payable, accrued expense and accrued payroll taxes	375,686	1,369,084
Accrued interest on convertible promissory notes	29,945	2,567

Net cash used in operating activities	(1,489,474)	(2,872,621)

Cash flows used in investing activities:
Capital expenditures	(1,055)	(10,265)

Net cash used in investing activities	(1,055)	(10,265)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	782,000	50,000
Proceeds from issuance of notes payable	25,000	367,600
Repayment of notes payable	—	(163,000)
Net proceeds from issuance of common stock for cash	612,250	1,166,894
Cash overdraft	(54,621)	(127,321)
Proceeds from exercise of warrants	47,500	112,008
Proceeds from exercise of stock options	78,400	90,000

Net cash provided by financing activities	1,490,529	1,496,181

Net increase (decrease) in cash	—	(1,386,705)

Cash, beginning of period	—	—

Cash, end of period	$—	$(1,386,705)

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,316	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Write off of fully depreciated property and equipment	$—	$183,641
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and corresponding debt discount	$672,217	$47,672
Conversion of convertible promissory notes and accrued interest into shares of common stock	$—	$697,500
Conversion of notes payable into shares of common stock	$—	$308,500
Fair value of derivative liability	$516,282	$2,407,261

   See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

(Unaudited)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Spare Backup, Inc., (the "Company") was incorporated in Delaware in December 1999. The Company sells on-line backup solutions software and services to individuals, business professionals, small office and home office companies, and small to medium sized businesses.

The balance sheet presented as of September 30, 2012 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed on April 26, 2012.  The results of operations for the nine-month period ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012.

The accompanying consolidated unaudited financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $2.9 million during the nine-month period ended September 30, 2012 and its current liabilities exceed its current assets by $11.7 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Reclassification

Certain items in the September 30, 2011 financial statements have been reclassified to conform to the presentation in the September 30, 2012 financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the nine-month period ended September 30, 2012, the Company did not exceed the FDIC insurance limit.

The Company's accounts receivable are due from a few customers, which are located in the Unites States and United Kingdom. At September30, 2012,two of the Company’s customers accounted for 43% and 17% of its accounts receivable. Two of the Company’s customers accounted for 16% and 96%of its accounts receivable at December 31, 2011.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. Management determined that an allowance of $98,623 and $100,000 was necessary at September 30, 2012 and December 31, 2011.

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

Revenue Recognition

The Company follows the guidance of the FASB ASC 605-10-S99 "Revenue Recognition Overall - SEC Materials." The Company records revenue when persuasive evidence of an arrangement exists, on-line back-up services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company has collected annual fees related to online back-up services. Online back-up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of September 30, 2012 and December 31, 2011 amounted to $102,500, and will be recognized as revenue over the respective subscription period.

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

Customer Concentration

Two of the Company’s customers accounted for 43% and 17% of the Company’s revenue during the nine-month period ending September 30, 2012. One of the Company’s customers accounted for 50% of the Company’s revenue during the nine-month period ending September 30, 2011.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2012 and December 31, 2011, with the exception of its convertible promissory notes and derivative liabilities. The carrying amount of the convertible promissory notes at September 30, 2012 and December 31, 2011, approximate their respective fair value based on the Company’s incremental borrowing rate. The derivative liabilities are computed using either the Black Scholes Model or the binomial method and are classified as Level 3 liabilities.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of September 30, 2012. Instead, such amounts are included in the statement of operations under the caption "Research and development."

Foreign Currency Transactions

The Company periodically engages in transactions in countries outside the United States which may result in foreign currency transaction gains or losses. Gains and losses resulting from foreign currency transactions are recognized as foreign currency gain (loss) in the statement of operations of the period incurred.

Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC-740 - Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

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

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to convertible promissory notes amounted to 183,022,916 and 113,959,750 at September 30, 2012and 2011, respectively. Accordingly, these common share equivalents at September 30, 2012 and 2011 are excluded from the loss per share computation for that period due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the nine-month periods ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(1,028,523)	$(3,247,158)	$(2,898,666)	$(5,329,539)
Increase (decrease) in fair value of derivative liabilities	168,806	1,552,858	155,936	(577,076)
Numerator for basic earnings per share- loss
attributable to common stockholders - as adjusted	(859,717)	(1,694,300)	(2,742,730)	(5,906,615)
Numerator for diluted earnings per share-net income (loss)
attributable to common stockholders - as adjusted	$(859,717)	$(1,694,300)	$(2,742,730)	$(5,906,615)

Denominator:
Denominator for basic earnings per share—weighted
average shares	364,835,548	273,233,495	337,350,489	243,774,932
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	—	—	—	—
Assumed conversion of notes payable	—	—	—	—
Stock options	—	—	—	—
Warrants	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted earnings per share—adjusted
weighted-average shares and assumed conversions	364,835,548	273,233,495	337,350,489	243,774,932

Loss per share:
Net loss available to common stockholders
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		September 30,	December 31,
	Estimate Life	2012	2011
Computer and office equipment	3 to 5 years	$378,470	$377,415
		378,470	377,415
Less: Accumulated depreciation		(331,026)	(279,345)
		$47,444	$98,070

Depreciation expense amounted to approximately $51,681 and $161,000 during the nine-month periods ended September 30, 2012 and 2011, respectively.

NOTE 4-ACCRUED PAYROLL TAXES

At September 30, 2012, the Company recorded a liability of approximately $4.3 million to certain U.S. and state governmental agencies for unpaid payroll taxes, including statutory additions, such as interest and penalties.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes

Convertible promissory notes consist of the following as of:

	September 30,	December 31,
	2012	2011
Convertible promissory notes, bearing interest between 8% and 10% per annum, maturing between August 2008 and October 2011. Interest is within 30 days after the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at a range of 90% of the average closing price for the common stock for the five trading days preceding the interest payment date to 100% of the volume weighted average price for the common stock for the ten trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at an effective conversion rate ranging from $0.05 to $0.25. These notes are currently in default.	$1,918,735	$1,918,735
Convertible note payable for up to $1.5 million, convertible at 75% of the Company’s 5-day moving average quoted price of the stock for that month, bearing interest at 10% per annum, payable monthly beginning August 2011, maturing in June 2014.	585,000	—
Convertible note payable, convertible at the lessor of: 1) 70% of the lowest traded price of the Company’s common stock for the 20 trading days prior to the conversion, or 2) $0.035, bearing a one-time interest payment of 10%, payable upon conversion, maturing December 15, 2012.	60,000	—
Convertible note payable for up to $385,000, convertible at the lessor of: 1) $0.035, or 2) 70% of the lowest trade price in the 25 trading days prior to the conversion, bearing an original issuance discount of 9.1% and no interest for the first 90 days, bearing a one-time interest payment of 5% after 90 days, payable on conversion, maturing one year from the effective date of each payment.	54,545	—
Convertible note payable, convertible at 60% of the average of the lowest three trading prices for the Company’s common stock in the ten day trading period ended one trading day prior to the conversion date, bearing interest at 6% per annum, payable upon conversion, maturing on February 18, 2013.	160,000	—
Convertible note payable valued at $100,000, convertible at a conversion price of $0.01 per share maturity or when in default at a strike price of $0.05 per share, maturing on September 5, 2012 2 million warrants with a strike price of one cent per a share, maturing on October 15, 2012	100,000
Convertible note payable with a value for up to $500,000, convertible at maturity or when in default at a strike price of $0.05 per share, maturing on September 5, 2012 2 million warrants with a strike price of one cent per a share, maturing on October 15, 2012	35,000
Convertible note payable for up to $150,000, convertible at 70% of the lowest traded price in the 5 trading days prior to the conversion, bearing interest at 6% per annum, maturing on August 22, 2014 Convertible note payable, convertible at $0.02, bearing no interest and no maturity date.	75,000
		—
Less: debt discount	477,061	—
	$2,511,219	$1,918,735

The following sets forth the Company’s activity of its convertible notes payable during the nine-month period ended September 30, 2012 and 2011, respectively:

	Nine-month period ended September 30, 2012	Nine-month period ended September 30, 2011
Reprising of certain convertible promissory notes from $0.16 to $0.12 per share recorded as interest expense	$—	$—
Issuance of -0- and 11,760,000 shares of common stock pursuant to conversion of convertible notes payable	—	818,500
Proceeds from issuance of convertible notes payable	782,000	490,000
Fair value of warrants issued to certain promissory note holders recorded as interest expense	—	207,910
Fair value of 2,166,737 and 955,029 shares of common stock to satisfy accrued interest obligations	137,510	50,995
Fair value of warrants and embedded conversion features recorded as corresponding debt discount	672,217	47,672
Fair value of warrants issued to satisfy accrued interest obligations	—
Amortization of debt discount	209,701	40,761
Notes payable converted to convertible notes payable	302,600	—
Original issuance discount on convertible notes payable	14,545	—

Notes Payable

Notes payable do not have any stated interest rate, are payable on demand and are unsecured, with the exception of one note, which amounts to $37,500, which has a premium of $15,000 and was due on November 16, 2011. The amount due under such note at September 30, 2012 and December 31, 2011 amounts to $15,000.

The following sets forth the Company’s activity of its notes payable during the nine-month period ended September 30, 2012 and 2011, respectively:

	Nine-month period ended September 30, 2012	Nine-month period ended September 30, 2011
Principal repayments	$—	$163,000
Proceeds from issuance of note payable	23,000	367,600
Fair value of -0- and 955,029 shares of common stock to satisfy accrued interest obligations	—	115,874
Issuance of -0- and 12,496,000 shares to satisfy obligations under certain notes payable	—	759,500
Conversion of note payable to convertible note payable	257,000	—
Issuance of notes payable to satisfy certain accounts payable	—	37,500

The Company recognized approximately $402,000 and $644,000 during the nine-month periods ended September 30, 2012 and 2011, respectively, as interest expense, which consists of the excess of the fair value of shares of common stock over the carrying value of the convertible promissory notes and notes payable satisfied, amortization of debt discount, amortization of deferred financing costs, fair value of the Company’s shares of common stock and warrants issued in lieu of interest.

NOTE 6 - DERIVATIVE LIABILITIES

A summary of the transactions related to the derivative liability for the nine-month period ended September 30, 2011:

Derivative liability at January 1, 2011	$470,871
Reclassification of equity contracts to liability contracts	2,407,261
Reclassification of liability contracts to equity contracts	(656)
Issuance of warrants	200,000
Decrease in fair value of derivative liability, recognized as other income	(838,844)
Derivative liability at September 30, 2011	$2,238,832

A summary of the transactions related to the derivative liability for the nine-month period ended September 30, 2012:

Derivative liability at January 1, 2012	$—
Issuance of embedded conversion features, recognized as interest expense	672,217
Decrease in fair value of derivative liability, recognized as other expense	(155,936)
Derivative liability at September 30, 2012	$516,281

The maximum number of shares required to be delivered during the period under which substantially all of the Company’s outstanding warrants, options, and convertible notes exceeded the amount of authorized shares through September 30, 2012.

The Company accounts for the embedded conversion features included in its convertible promissory notes and outstanding warrants.

Derivative liabilities amounted to $516,281 and $0 at September 30, 2012 and December 31, 2011, respectively.

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

During the nine-month period ended September 30, 2011, the Company issued warrants in connection with the sale of the Company’s common stock, conversion of convertible promissory notes, and short-term note payable, as well convertible promissory notes. The maximum number of shares required to be delivered during the period under which the warrants issued pursuant to common stock, conversion of promissory notes and short-term note payables, as well as the issuance of convertible promissory note, together with all the outstanding convertible debt, stock options, warrants and common stock, exceeded the amount of authorized common stock shares at September 30, 2011. As a result, the Company recorded a derivative liability aggregating $2,238,832 and was offset against additional-paid in capital.

The fair value of the derivative instruments were based on the following assumptions:

Exercise price:	$0.05 - $0.13
Market price at date of grant:	$0.09 - $0.13
Expected volatility:	78%
Term:	>1 year
Risk-free interest rate:	0.28% - 1.93%

During the nine-month period ended September 30, 2012, the Company issued warrants in connection with the sale of the Company’s common stock, conversion of convertible promissory notes, and short-term note payable, as well convertible promissory notes. The maximum number of shares required to be delivered during the period under which the warrants issued pursuant to common stock, conversion of promissory notes and short-term note payables, as well as the issuance of convertible promissory note, together with all the outstanding convertible debt, stock options, warrants and common stock, exceeded the amount of authorized common stock shares at September 30, 2012.  As a result, the Company recorded a derivative liability aggregating $516,282 and was offset against debt discount.

The fair value of the derivative instruments were based on the following assumptions:

Exercise price:	$0.013 - $0.029
Market price at date of grant:	$0.032 - $0.043
Expected volatility:	76%
Term:	>1 year - 3 years
Risk-free interest rate:	0.06% -0.31%

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

Common Stock

During December 2011, the Company increased its authorized shares of common stock to 450,000,000.

The issuance of common stock during the nine-month period ended September 30, 2011 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued Interest Payment for 8% and 10% convertible promissory notes	517,623	$38,495	$0.07
Services performed- Investor relations	5,395,000	701,325	0.04-0.10
Exercised stock options	4,000,000	100,000	0.01-0.03
Exercised warrants	5,109,403	285,442	0.05-.06
Conversion of convertible promissory notes and notes payable	29,033,591	1,711,508	0.05-0.10
Private placement, net of finder’s fee of $57,330	41,258,336	1,852,727	.03-.06

Interest associated with issuance of notes payable	500,000	44,000	.088

 The issuance of common stock during the nine-month period ended September 30, 2012 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Services performed- Investor relations	5,850,000	$196,050	$	0.03-0.072
Services performed-Consulting	13,725,000	585,340		0.03-0.07
Accrued interest payment for 8% and 10% convertible promissory notes	2,116,737	137,510		0.05-0.12
Exercise of stock options	3,640,000	78,400		0.025
Private placement	33,251,904	612,250		0.01-0.05
Exercised warrants	4,000,000	47,500		0.01-0.03

Additionally, the Company issued 3,300,000 shares of its common stock as collateral in connection with the issuance of a note payable of $60,000 during the nine-month period ended September 30, 2012.

 Warrants

The issuance of warrants during the nine-month period ended September 30, 2011 is summarized in the table below:

	Number of	Exercise	Expiration	Value at
Association	Warrants	Price	Date	Issuance
Private Placement	1,090,000	$0.09	1/5/2014	$—

Finder's Fees	4,575,000	$0.05 - 0.012	2/14/14 - 1/5/14	—

Conversion of 8%
Note payable	166,667	$0.16	1/14/2013	—

Accrued interest on
Conversion of 8%
Note payable	19,981	$0.16	1/14/2013	198

Issuance of convertible
Promissory note	5,000,000	$0.09	6/17/2016	—

The issuance of warrants during the nine-month period ended September 30, 2012 is summarized in the table below:

	Number of	Exercise	Expiration	Value at
Association	Warrants	Price	Date	Issuance
Private Placement	7,350,000	$0.01-0.07	4/1/15 - 6/29/15	$—

Issuance of
Note payable	100,000	$0.03	5/7/2015	2,900

Services	1,000,000	$0.018	5/21/2015	23,000

The fair value of the warrants granted is based on the Black Scholes Model using the following assumptions:

	September 30, 2012	September 30, 2011
Exercise price:	$0.018 - $0.03	$.09-.20
Market price at date of grant:	$0.035 - $0.048	$0.08-.15
Expected volatility:	76.21%	69-78%
Term:	3 years	3 – 5 years
Risk-free interest rate:	0.72%	0.75% - 2.72%

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	September 30, 2012	September 30, 2011
Exercise Price	$ 0.02 - $ 0.05	$ 0.03-0.08
Market price at date of grant	$ 0.021 - $ 0.07	$0.08
Expected volatility	76.15% - 76.21%	50-69%
Risk-free interest rate	0.51% - 0.72%	0.63-1.76%

The following activity occurred under our plan:

	Nine- month period ended September 30, 2012	Nine- month period ended September 30, 2011
Weighted-average grant-date fair value of options granted	$0.04	$0.04
Fair value of options recognized as expense:	$299,984	$468,346
Options granted	5,640,000	4,500,000

The total compensation cost related to non-vested options not yet recognized amounted to approximately $7,089 at September 30, 2012 and the Company expects that it will be recognized over the following weighted-average period of 3 months.

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

In February 2011, a former employee filed suit against the Company alleging various employment related claims. The Company conducted litigation and discovery and on April 4, 2012, the case was settled in exchange for a judgment of $125,000.

In February 2012, a former employee filed suit against the Company alleging various employment related claims. The Company conducted litigation and discovery, the case is set for trial later this year.

In June 2012, a vendor filed suit against the Company for breach of contract related to call center services they provided. The Company is currently conducting litigation and discovery, the case is not yet set for trial.

NOTE 9 - GAIN ON WRITE-OFF FROM DEBT SETTLEMENTS

During the nine months ended September 30, 2012, the Company recorded a gain from debt settlements of $446,387 on write off of certain payables on which the statute of limitations has expired relating to the collectability of these payables.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company made rental payments for property owned by the Chief Executive Officer of the Company during the nine-month periods ended September 30, 2012 and 2011 amounting $0 and $2,500, respectively. The rental property was used for temporary employee housing during such periods.

NOTE 11 - SEGMENTS

During the nine-month periods ended September 30, 2012 and 2011, the Company operated in one business segment. The percentages of sales by geographic region for the nine-month periods ended September 30, 2012 and 2011 were approximately:

	2012	2011
United States	39%	11%
Europe	61%	89%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a software development company and service provider for the PC and mobile device industry.  Our flagship product is Spare Backup , a fully-automated remote backup solution designed and developed especially for the small office, mobile and home environment which automatically and efficiently backs up all data on selected laptops, tablets or desktop computers, as well as smart phones. As a result, we believe individuals and businesses can ensure file safety. We launched our Spare Back-up service and software product version 1.0 in March 2005 specifically designed for the PC, and we are currently offering version 6.0 of the product which now incorporates not only the PC but tablets and smart phones which are carrier agnostic and handset agonistic .

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

We have focused our more recent development and marketing efforts on our Spare Mobile product, which backs up personal content on “smart phones” and “tablets,” such as contacts, emails, calendar events, photos, music, videos and data files.  It also offers a complete line of mobilesecurity productsandparental controls(developed in 2011 and 2012) to compliment the users’ mobile devices, as described in our software development section. We have shifted our focus to the mobile industry to take advantage of a number of industry trends which we believe represent a tremendous growth opportunity for our company. In 2011, there were approximately six billion mobile subscribers throughout the world according to The International Telecommunications Union, representing almost 87% of the world’s population.  Industry experts, including IDC and Strategy Analytics, estimate that worldwide shipments of smart phones were approximately 490 million units, up over 60% from 2010, and representing over 31% of all handsets shipped. In June of 2012,Ericsson forecasts that mobile subscriptions will reach 9 billion in 2017, of which 5 billion will be mobile broadband connections . With recent estimates by Juniper Research that less than 1 in 20 smart phones and tablets have third-party security software installed in them, this represents a vast potential market for mobile security. According to Canalys, the U.S. market for mobile security is estimated to grow to over $3 billion annually by 2015.

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $119million from cash and non-cash activity since inception through September30, 2012. Revenues generated from our business have not been sufficient to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business.

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

Business Development and Marketing Strategy:

We market our software products through distributor’s retailers as well as insurance and warrantee providers.  We are continuing to expand our current distribution base with scheduled launches throughout the remainder of the year. We will focus our distribution efforts in four vertical channels:

·	Insurance and warranties: Assurant, Service Net and Lifestyle Group;

•	Retail: Car Phone Warehouse, Best Buy Europe and Simplexity;

•	Original Equipment Manufacturers: Sony;

•	Carriers

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

We have now converted our product to support the local language in the Netherlands and Spain. We have also begun translation of our product and documentation into the Turkish language which we anticipate will be launched December 2012.

In September 2010 we reached a distribution agreement with Simplexity, LLC., (“Simplexity”), the parent company of Wirefly.com. Simplexity, a privately held company, is the Internet's leading authorized seller of cell phones and wireless services. Wirefly is Simplexity's shopping and comparison site for consumers, bringing online shoppers an unprecedented selection of cell phones and service plans from every major U.S. carrier with the convenience of automated application processing and cell phone activation. For the last six years Wirefly has been the internet's #1 authorized dealer for AT&T, Verizon Wireless, Sprint, and T-Mobile. Simplexity also operates and maintains similar online websites for a number of major retailers in North America. We believe Simplexity is uniquely positioned in the U.S. market to reach potential mobile customers across a wide variety of carriers through online mobile sales sites they own or manage   within North America.  We anticipate the sales launch of our services through Simplexity’s distribution network to progressively grow in 2012 and beyond. The service will be offered as an add-on or inclusive in the service packages such as “data protection,” currently marketed by Simplexity to its channel partners and customers.

We opened a new distribution channel for our mobile platform through mobile insurance and warrantee providers.  In North America we reached an agreement with Assurant (Federal Warranty Service Corporation). Assurant, which develops, underwrites, and markets specialty insurance, extended service contracts, and other risk management solutions with leading financial institutions, retailers, and other entities, has bundled us into their services. The first of their launches is with Sprint, a US-based cellular company.  Our backup solution will be bundled into all warranties associated with tablet sales.  We will be expanding our offerings and are currently doing translations for additional languages to support additional launches throughout 2012 and 2013.

We also have a distribution partnership with Lifestyle Services Group (LSG), provider of leading lifestyle solutions and insurance products. LSG specializes in supporting its client products brands, attracting customers, improving the customer journey, and reducing customer attrition rates. LSG’s portfolio includes Mobile Phone Insurance, Card Protection and Tech Protect®, and The HubbTM , which allows clients to seamlessly integrate a complete suite of products and services all accessed via one number.  Their customer base includes Virgin Mobile, Orange, “3”,  Phone, Phones 4 U, Barclay’s and Lloyds bank. Bank of Scotland to name a few in the U.K.   LSG has also amended our December 13, 2010 master services agreement in the third quarter of 2011 to include our parental controls functionality. Under the terms of the amended agreement, Spare Backup will supply the parental controls to LSG for distribution to LSG's affinity distribution channels.

We expect to be able to work with each LSG partner, including scheduled launches which occurred in Q3 of 2012 with Lloyds and a soft launch with the Bankof Scotland in Q3 of 2012, as these rolling launches continue, we expect to add customers and revenue accordingly as these partners increase their marketing and awareness of the product to their customers.  The software is marketed as a way to not only protect data from loss, but to also increase the likelihood of retrieving a lost or stolen phone through the suite of security features.  As mobile devices are becoming more prevalent and more powerful, we believe this channel should become a significant source of revenue to our company in the coming quarters.  We anticipate that these companies will continue to roll out marketing programs progressively in 2012 and 2013.

Software Development

Our decision to expand the scope of our cloud-based platform into mobile backup and security required us to make substantial changes to our software to enhance the scalability and functionality of our services across a wide array of devices and platforms.  This expansion delayed our ability to launch a number of important programs in 2011. Our development team continued to test and improve the mobile platform throughout the second half of 2011 and now feel that these changes enable us to complete launches with our marketing partners in 2012 and 2013. We believe with the improvements that we have made, we are able to handle carrier commitments that the company is currently negotiating to launch..

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

We believe that through our software and hardware improvements we are now better positioned to begin the launches of Assurant, Simplexity, LSG and other potential partners in 2012 and 2013. The above partnerships represent multiple opportunities, as each of the companies has different distributors and strategic alliances marketing their products. We will continue to enhance our platform nonetheless. We believe the backbone for our service platform has been substantially developed. We have added new features to our existing services that will continue rolling out throughout 2012 that will accelerate revenue from our distribution.

Results of Operations for the three-month and nine-month periods ended September 30, 2012 compared to the three-month and nine-month periods ended September 30, 2011

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/	Nine-month periods ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)	September 30,		(Decrease)	(Decrease)
	2012	2011	in $ 2012	in % 2012	2012	2011	in $ 2012	in % 2012
	(Unaudited)	(Unaudited)	vs 2011	vs 2011	(Unaudited)	(Unaudited)	vs 2011	vs 2011

Revenues:	$58,167	$153,568	$(95,401)	-62.1%	$426,833	$347,071	$79,762	23.0%

Operating expenses:
Research and development	216,135	501,380	(285,245)	-56.9%	596,027	1,159,935	(563,908)	-48.6%
Selling, general and administrative	755,253	1,093,789	(338,536)	-31.0%	2,927,733	4,450,281	(1,522,548)	-34.2%
Total operating expenses	971,388	1,595,169	(623,781)	-39.1%	3,523,760	5,610,216	(2,086,456)	-37.2%

Operating loss	(913,221))	(1,441,601)	528,380	-36.7%	(3,096,927)	(5,263,145)	2,166,218	-41.2%

Other income (expense):
Change in fair value of derivative liabilities	168,806	(1,552,858)	1,721,664	-110.9%	155,936	577,076	(421,140)	NM
Gain from debt settlement	—	—	—	NM	446,387	—	446,387	NM
Interest expense	(283,393)	(252,699)	30,694	12.1%	(402,235)	(643,470)	(241,235)	-37.5%
Other loss	(715)	—	715	NM	(1,827)	—	1,827	NM
Total other income (expense)	(115,302)	(1,805,557)	1,690,255	-93.6%	198,261	(66,394)	264,655	-398.6%

Net loss	(1,028,523)	(3,247,158)	(2,218,635)	-68.3%	(2,898,666)	(5,329,539)	(2,430,873)	-45.6%

NM: Not Meaningful

Revenues

Our net revenues primarily consist of fees charged for the hosting, development and modification of portals related to the support of our online back-up services, as well as monthly subscriptions. Our net revenues decreased during the three-month periods ended September 30, 2012, when compared to the prior year period, due to a decrease in fees associated with the development of portals during the three-month period ended September 30, 2012, offset by an increase in monthly subscription revenues. Our net revenues increased during the nine-month period ended September 30, 2012, when compared to the prior year period, due to an increase in the number of software development projects in the first quarter of 2012, in combination with growing subscription revenues attributable to a larger number of users of our products and several new hosting agreements during the nine-month period ended September 30, 2012.

We believe that our monthly subscription revenues will continue to grow sequentially during the remainder of 2012. We believe that our portal-related revenues will vary depending on how many new distribution partners begin these marketing programs for the remainder of 2012.

Research and Development

Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Our research and development expenses for the three-month and nine-month periods ended September 30, 2012 include costs associated with continued development of user interfaces and enhancements of existing products.

Research and development expenses during the three-month and nine-month periods ended September 30, 2012 decreased due to reduced research and development related payroll expenses to provide for the maintenance and upgrades of existing portals during the first half of 2012, while the Company was still developing such portals in the comparable periods of the prior year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing of our products, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses during the three-month period ended September 30, 2012, when compared with the prior period, is primarily due to a shift of our resources allocated to our marketing efforts from customer acquisition to enhancing our existing distribution channels, which is less costly. In addition, the shift toward developing our current distribution channels has allowed us to significantly decrease our payroll and related expenses due to increased focus and efficiency. Selling, general and administrative expenses during the nine-month period ended September 30, 2012, when compared with the prior period, are decreased

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The decrease in fair value of derivative liabilities recognized during the three-month and nine-month periods ended September 30, 2012, when compared to the prior year period, is primarily due to a decrease in our share price between measurement dates. Our share price is one of the main assumptions in our computation of derivative liabilities.

Interest Expense

Interest expense consists primarily of interest on our convertible promissory notes and the amortization of debt discount. The decrease in interest expense during the three-month and nine-month periods ended September 30, 2012 is primarily due to the fair value of shares issued in connection with notes payable and the amortization of debt discount during the three-month and nine-month periods ended September 30, 2011. We recognized the amortization of debt discount over the terms of their respective promissory notes, which matured during the latter part of the fiscal 2010 and the first half of 2011.

Liquidity and Capital Resources

Sources of liquidity and capital resources

	Ending balance at September 30		Average balance during nine-month periods
	2012	2011	2012	2011
Cash	$—	$162,759	$—	$81,380
Accounts receivable, net of allowance for bad debt	103,814	140,855	112,031	84,696
Accounts payable and accrued expenses	3,462,073	3,767,719	3,538,789	3,378,607
Convertible notes payable excluding debt discount	2,542,853	1,921,459	2,230,794	2,089,165
Notes payable, excluding debt discount	508,000	452,100	647,800	672,300

At September 30, 2012 and 2011, 48% and 58%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity include the sale of our securities and other financing activities, such as the issuance of a convertible promissory notes and notes payable aggregating $456,000 during the nine-month period ended September 30, 2012. We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through December 31, 2012. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

 We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to support our products and their development, and such capital expenditures have ranged between $1,055 and $10,265 during the nine-month periods ended September 30, 2012 and 2011.

	Nine-Month Periods Ended September 30
	2012	2011
Cash flows from operating activities

Net loss	$(2,898,666)	$(5,329,539)
Non-cash adjustments
Change in fair value of derivative liabilities	(155,936)	(577,076)
Fair value of options and warrants issued for services	338,384	468,346
Fair value of warrants issued for accrued interest	12,500	472,458
Fair value of warrants issued to convertible promissory note holders	—
Fair value of stock issued in connection with services rendered	804,730	5,83,325
Fair value of convertible promissory notes modifications	—
Fair value of common stock issued in connection with notes payable issuance	—	44,000
Fair value of common stock issued to satisfy accrued interest	137,510	—
Gain on extinguishment of debt	(446,387)	—
Depreciation and amortization	51,681	110,715
Bad debt	(1,346)	—
Amortization of debt discount	209,703	29,964
Accounts receivable	17,811	(72,330)
Prepaid expense and other current assets	37,871	25,865
Deferred financing costs	(2,959)	—
Accounts payable, accrued expenses, and accrued payroll taxes	375,686	1,369,084
Accrued interest on convertible promissory notes	29,945	2,567
Net cash provided by (used in) operating activities	(1,489,474)	(2,872,621)

Cash flows from investing activities
Purchase of fixed assets and other, net	(1,055)	(10,265)
	(1,055)	(10,265)

Cash flows from financing activities
Proceeds from issuance of convertible promissory notes payable	782,000	50,000
Proceeds from issuance of notes payable	25,000	367,600
Repayment of notes payable	—	(163,000)
Net proceeds from issuance of common stock for cash	612,250	1,166,894
Cash overdraft	(54,621)	(127,321)
Proceeds from exercise of warrants	47,500	112,008
Proceeds from exercise of stock options	78,400	90,000
Net cash provided by financing activities	1,490,529	1,496,181
Net increase in cash	—	(1,386,705)

 Nine months ended September 30, 2012

The increase in accounts receivable as of September 30, 2012 is primarily due to slower payment processing by our primary clients. The decrease in accounts payable and accrued expenses during the nine-month period ended September 30, 2012 is primarily due to a decrease in our operating expenses, in combination with a series of accounts payable adjustments made during the nine-month period ended September 30, 2012 for unenforceable debts.

Cash used in investing activities during the nine-month period ended September 30, 2012 consists of the purchase of computer equipment of approximately $1,055.

Cash provided by financing activities of approximately $1,572,407 during the nine-month period ended September30, 2012 resulted from the proceeds from the issuance of convertible promissory notes and notes payable of $698,250, proceeds from the issuance of common stock for cash of approximately $777,877, and the exercise of warrants and options of approximately $125,900, offset by a cash overdraft of approximately $54,620.

Nine months ended September 30, 2011

The increase in accounts receivable as of September 30, 2011 is primarily due to slower payment processing by our primary clients. The increase in accounts payable and accrued expenses during the nine-month period ended September 30, 2012 is primarily due to slower payment processing to vendors relating to a decrease in liquidity following a decrease in our revenues.

Cash used in investing activities during the nine-month period ended September 30, 2011 consisted of capital expenditures of approximately $10,265.

Cash provided by financing activities of approximately $2.8 million consisted of the proceeds from notes payable and convertible notes promissory notes of $857,600, and the net proceeds from the issuance of our common stock of approximately $1.9 million offset by principal repayments of certain notes payable aggregating $163,000 and the funding of our overdraft of approximately $127,321. Additionally, we generated proceeds from exercise of options and warrants aggregating approximately $387,442.

 Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Raising Transactions

During the nine-month period ended September 30,2012, we issued an aggregate 20,501,904 shares of our common stock pursuant to a private placement which generated gross proceeds of approximately $457,000.

Going Concern

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $119 million from cash and non-cash activity since inception through September 30, 2012. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

  The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". The Company records revenue when persuasive evidence of an arrangement exists, on-line back-up services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Online backup service fees received in advance are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of September 30, 2012 amounted to $102,500 and will be recognized as revenue over the respective service period.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September30, 2012, we issued 13,375,000 shares of common stock to five investor relation providers and consultants for service performed at a fair value of $456,840 or $0.03-0.048 per share. These private transactions are exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

During the three-month period ended September 30, 2012, we  issued in aggregate 7,978,571 shares of our common stock to 8 accredited investors pursuant to a private placement which generated gross proceeds of approximately $151,000 or $0.018 per share. These private transactions are exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D, Rule 506 and Section 4(2) of that act.

During the nine-month period ended September 30, 2012, we issued 694,488 shares of common stock to 30 accredited investors in connection with the payment of accrued interest of the 8% and 10% convertible promissory notes. The fair value of such shares issued amounted to $34,285 or $0.05 per share. These private transactions are exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

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

SPARE BACK UP, INC.

Dated: November 26, 2012	By:	/s/ Cery B. Perle
Cery B. Perle President, Chief Executive Officer and Director and Principal Financial and Accounting Officer

