Form 10-Q/A
period 2012-09-30
SPARE BACKUP, INC.
filed 2013-01-17
CIK 1103577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Spare Backup, Inc. (the “Company”) for the quarter ended September 30, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on September 26, 2012. This Form 10-Q/A contains some amendments that include primarily disclosure issues, Exhibit 101 (XBRL Interactive Data), corrections of typographical errors, and a correction to an understatement of revenue and accounts receivable of $7,933 and $9,519, respectively.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officers are filed as exhibits hereto.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

1

SPARE BACKUP, INC.

2

 PART I - FINANCIAL INFORMATION

3

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2012	2011
	(Unaudited)	(1)
Current Assets:
Cash	$—	$—
Accounts receivable, net allowance for bad debt of $98,623 and $100,000	113,333	120,248
Prepaid expenses	—	10,599
Total current assets	113,333	130,847

Property and equipment, net of accumulated depreciation of $331,026 and $279,345	47,444	98,070

Deferred financing costs	2,959	—
Other assets	58,250	85,522
Total assets	$221,986	$314,439

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,463,660	$3,615,504
Overdraft liability	16,130	70,750
Accrued payroll taxes	4,397,445	4,314,670
Convertible promissory notes, net of unamortized debt discount of $447,061 and -0-	2,542,853	1,918,735
Accrued interest on convertible promissory notes	244,948	215,004
Notes payable	508,000	787,600
Derivative liabilities	516,282	—
Deferred revenue	102,500	102,500
Due to stockholder	15,000	15,000
Total current liabilities	11,806,818	11,039,763

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
150,000 issued and outstanding	150	150
Common stock; $.001 par value; 450,000,000 shares authorized;
370,093,881 and 303,943,573 issued; 366,793,881 and 303,943,573 outstanding	366,793	303,943
Additional paid-in capital	107,733,517	105,765,093
Accumulated deficit	(119,685,291)	(116,794,510)

Total stockholders’ deficit	(11,584,831)	(10,725,324)

Total liabilities and stockholders’ deficit	$221,986	$314,439

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$66,099	$153,568	$434,765	$347,071

Operating expenses:
Research and development	216,135	501,380	596,027	1,159,935
Selling, general and administrative	755,253	1,093,789	2,927,733	4,450,281
Total operating expenses	971,388	1,595,169	3,523,760	5,610,216

Operating loss	(905,289)	(1,441,601)	(3,088,995)	(5,263,145)

Other income (expense):
Change in fair value of derivative liabilities	168,806	(1,552,858)	155,936	577,076
Gain from debt settlements	—	—	446,387	—
Interest expense	(283,393)	(252,699)	(402,235)	(643,470)
Other loss	(715)	—	(1,827)	—
Total other income (expense)	(115,302)	(1,805,557)	198,261	(66,394)

Net loss	$(1,020,591)	$(3,247,158)	$(2,890,734)	$(5,329,539)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	364,835,548	273,233,495	337,350,489	243,774,932

 See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,890,734)	$(5,329,539)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative liabilities	(155,936)	(577,076)
Fair value of options and warrants issued for services	338,384	468,346
Fair value of option and warrant modifications	12,500	472,458
Fair value of common stock issued in connection with service rendered	804,730	583,325
Fair value of convertible promissory notes modifications	—	—
Fair value of common stock issued in connection with note payable issuance	—	44,000
Fair value of common stock issued to satisfy accrued interest	137,510	—
Gain on extinguishment of debt	(446,387)	—
Depreciation and amortization	51,681	110,715
Bad debt	(1,346)	—
Amortization of debt discount	209,703	29,964
Changes in operating assets and liabilities:
Accounts receivable	8,292	(72,330)
Prepaid expense and other current assets	37,871	25,865
Deferred financing costs	(2,959)	—
Accounts payable, accrued expense and accrued payroll taxes	377,273	1,369,084
Accrued interest on convertible promissory notes	29,945	2,567

Net cash used in operating activities	(1,489,474)	(2,872,621)

Cash flows used in investing activities:
Capital expenditures	(1,055)	(10,265)

Net cash used in investing activities	(1,055)	(10,265)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	782,000	50,000
Proceeds from issuance of notes payable	25,000	367,600
Repayment of notes payable	—	(163,000)
Net proceeds from issuance of common stock for cash	612,250	1,166,894
Cash overdraft	(54,621)	(127,321)
Proceeds from exercise of warrants	47,500	112,008
Proceeds from exercise of stock options	78,400	90,000

Net cash provided by financing activities	1,490,529	1,496,181

Net increase (decrease) in cash	—	(1,386,705)

Cash, beginning of period	—	—

Cash, end of period	$—	$(1,386,705)

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,316	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Write off of fully depreciated property and equipment	$—	$183,641
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and corresponding debt discount	$672,217	$47,672
Conversion of convertible promissory notes and accrued interest into shares of common stock	$—	$697,500
Conversion of notes payable into shares of common stock	$—	$308,500
Fair value of derivative liability	$516,282	$2,407,261

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

The following sets forth the computation of basic and diluted earnings per share for the nine-month periods ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(1,020,591)	$(3,247,158)	$(2,890,734)	$(5,329,539)
Increase (decrease) in fair value of derivative liabilities	168,806	1,552,858	155,936	(577,076)
Numerator for basic earnings per share- loss
attributable to common stockholders - as adjusted	(851,785)	(1,694,300)	(2,734,798)	(5,906,615)
Numerator for diluted earnings per share-net income (loss)
attributable to common stockholders - as adjusted	$(851,785)	$(1,694,300)	$(2,734,798)	$(5,906,615)

Denominator:
Denominator for basic earnings per share—weighted
average shares	364,835,548	273,233,495	337,350,489	243,774,932
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	—	—	—	—
Assumed conversion of notes payable	—	—	—	—
Stock options	—	—	—	—
Warrants	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted earnings per share—adjusted
weighted-average shares and assumed conversions	364,835,548	273,233,495	337,350,489	243,774,932

Loss per share:
Net loss available to common stockholders
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		September 30,	December 31,
	Estimate Life	2012	2011
Computer and office equipment	3 to 5 years	$378,470	$377,415
		378,470	377,415
Less: Accumulated depreciation		(331,026)	(279,345)
		$47,444	$98,070

Depreciation expense amounted to approximately $51,681 and $110,715 during the nine-month periods ended September 30, 2012 and 2011, respectively.

NOTE 4- ACCRUED PAYROLL TAXES

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

The following sets forth the Company’s activity of its convertible notes payable during the nine-month period ended September 30, 2012 and 2011, respectively:

	Nine-month period ended September 30, 2012	Nine-month period ended September 30, 2011
Reprising of certain convertible promissory notes from $0.16 to $0.12 per share recorded as interest expense	$—	$—
Issuance of -0- and 11,760,000 shares of common stock pursuant to conversion of convertible notes payable	—	818,500
Proceeds from issuance of convertible notes payable	782,000	490,000
Fair value of warrants issued to certain promissory note holders recorded as interest expense	—	207,910
Fair value of 2,166,737 and 955,029 shares of common stock to satisfy accrued interest obligations	137,510	50,995
Fair value of warrants and embedded conversion features recorded as corresponding debt discount	672,217	47,672
Fair value of warrants issued to satisfy accrued interest obligations	—
Amortization of debt discount	209,703	40,761
Notes payable converted to convertible notes payable	302,600	—
Original issuance discount on convertible notes payable	14,545	—

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

The Company recognized approximately $402,235 and $643,470 during the nine-month periods ended September 30, 2012 and 2011, respectively, as interest expense, which consists of the excess of the fair value of shares of common stock over the carrying value of the convertible promissory notes and notes payable satisfied, amortization of debt discount, amortization of deferred financing costs, fair value of the Company’s shares of common stock and warrants issued in lieu of interest.

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

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/	Nine-month periods ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)	September 30,		(Decrease)	(Decrease)
	2012	2011	in $ 2012	in % 2012	2012	2011	in $ 2012	in % 2012
	(Unaudited)	(Unaudited)	vs 2011	vs 2011	(Unaudited)	(Unaudited)	vs 2011	vs 2011

Revenues:	$66,099	$153,568	$(87,469)	-56.9%	$434,765	$347,071	$87,694	25.3%

Operating expenses:
Research and development	216,135	501,380	(285,245)	-56.9%	596,027	1,159,935	(563,908)	-48.6%
Selling, general and administrative	755,253	1,093,789	(338,536)	-31.0%	2,927,733	4,450,281	(1,522,548)	-34.2%
Total operating expenses	971,388	1,595,169	(623,781)	-39.1%	3,523,760	5,610,216	(2,086,456)	-37.2%

Operating loss	(905,289))	(1,441,601)	536,312	-37.2%	(3,088,9957)	(5,263,145)	2,174,150	-41.3%

Other income (expense):
Change in fair value of derivative liabilities	168,806	(1,552,858)	1,721,664	-110.9%	155,936	577,076	(421,140)	NM
Gain from debt settlement	—	—	—	NM	446,387	—	446,387	NM
Interest expense	(283,393)	(252,699)	30,694	12.1%	(402,235)	(643,470)	(241,235)	-37.5%
Other loss	(715)	—	715	NM	(1,827)	—	1,827	NM
Total other income (expense)	(115,302)	(1,805,557)	1,690,255	-93.6%	198,261	(66,394)	264,655	-398.6%

Net loss	(1,020,591)	(3,247,158)	(2,218,635)	-68.3%	(2,890,734)	(5,329,539)	(2,438,805)	-45.8%

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

Liquidity and Capital Resources

Sources of liquidity and capital resources

	Ending balance at September 30		Average balance during nine-month periods
	2012	2011	2012	2011
Cash	$—	$162,759	$—	$81,380
Accounts receivable, net of allowance for bad debt	113,333	140,855	112,031	84,696
Accounts payable and accrued expenses	3,463,6603	3,767,719	3,538,789	3,378,607
Convertible notes payable excluding debt discount	2,542,853	1,921,459	2,230,794	2,089,165
Notes payable, excluding debt discount	508,000	452,100	647,800	672,300

At September 30, 2012 and 2011, 51% and 58%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

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

	Nine-Month Periods Ended September 30
	2012	2011
Cash flows from operating activities

Net loss	$(2,890,734)	$(5,329,539)
Non-cash adjustments
Change in fair value of derivative liabilities	(155,936)	(577,076)
Fair value of options and warrants issued for services	338,384	468,346
Fair value of warrants issued for accrued interest	12,500	472,458
Fair value of warrants issued to convertible promissory note holders	—
Fair value of stock issued in connection with services rendered	804,730	5,83,325
Fair value of convertible promissory notes modifications	—
Fair value of common stock issued in connection with notes payable issuance	—	44,000
Fair value of common stock issued to satisfy accrued interest	137,510	—
Gain on extinguishment of debt	(446,387)	—
Depreciation and amortization	51,681	110,715
Bad debt	(1,346)	—
Amortization of debt discount	209,703	29,964
Accounts receivable	8,292	(72,330)
Prepaid expense and other current assets	37,871	25,865
Deferred financing costs	(2,959)	—
Accounts payable, accrued expenses, and accrued payroll taxes	377,273	1,369,084
Accrued interest on convertible promissory notes	29,945	2,567
Net cash provided by (used in) operating activities	(1,489,474)	(2,872,621)

Cash flows from investing activities
Purchase of fixed assets and other, net	(1,055)	(10,265)
	(1,055)	(10,265)

Cash flows from financing activities
Proceeds from issuance of convertible promissory notes payable	782,000	50,000
Proceeds from issuance of notes payable	25,000	367,600
Repayment of notes payable	—	(163,000)
Net proceeds from issuance of common stock for cash	612,250	1,166,894
Cash overdraft	(54,621)	(127,321)
Proceeds from exercise of warrants	47,500	112,008
Proceeds from exercise of stock options	78,400	90,000
Net cash provided by financing activities	1,490,529	1,496,181
Net increase in cash	—	(1,386,705)

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

SPARE BACK UP, INC.

Dated: January 17, 2013	By:	/s/ Cery B. Perle
Cery B. Perle President, Chief Executive Officer and Director and Principal Financial and Accounting Officer

