Form 10-K
period 2012-12-31
SPARE BACKUP, INC.
filed 2013-04-22
CIK 1103577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

 Registrant's telephone number, including area code: (888) 525-4677

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

Large accelerated filer [   ]                                                                    Accelerated filer [  ]

Non-accelerated filer [   ]                                                                      Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on December 31, 2102 was $3,653,199. For purposes of this calculation, an aggregate of 49,926,772 shares of Common Stock were held by the directors, officers, and affiliates of the registrant on December 31, 2102 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of common stock outstanding as of April 5, 2013: 447,887,403.

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

2

SPARE BACKUP, INC.

2012 ANNUAL REPORT ON FORM 10-K

PART IV

Item 15.	Exhibits, Financial Statement Schedules	43

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

●	Backup is performed securely using the users’ mobile or Wi-Fi network; mobile network usage charges may apply.
●	Backup captures data stored both on the Mobile devices onboard memory as well as any add on memory devices such as a memory card.
●	Backup captures all pertinent user data and configuration if feasible.
●	A user has the ability to configure the frequency that backups occur.
●	The Spare Mobile software detects files that should be backed up automatically.
●	Users have the ability to customize which files to back up and have the ability to recover a backed up file(s) to their mobile device.
●	If a user also has a Spare Backup account, the user has the ability to retrieve mobile files from a variety of devices using our Spare Synchronization service.
●	Spare Mobile will support the following Mobile device operating systems:
●	Blackberry Platform v4.0 & above, some exceptions based on models and hardware/software features available on the phone, such as GPS chip;
●	Android OS v1.5 & 1.6 backup and security functions;
●	Android OS v2.1 & v2.3 above backup and security functions;
●	WinMobile OS v6.0, v6.1 & v6.5 backup and security functions;
●	iPhone OS v3.1.3 supports backup only;
●	iPhone OS v4.0 & above backup and security functions; and
●	Java phones with MIDP 2.0 and/or MIDP 2.1 backup only.

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

Spare Switch is used by either downloading the software from the Internet or by inserting an installation CD into the old computer. Spare Switch then scans the hard drive and inventories of personal directories, giving the user a detailed report of the documents and other files. From that inventory, the user can then select the exact files that he or she wishes to transfer to the new PC. Spare Switch avoids the need for PC-to-PC transfer cable by compacting, encrypting and then transferring the files via the Internet. Spare Switch 's data center can then hold the encrypted data for as long as a week, giving the user the flexibility to choose when to download the files to the new PC. The files are downloaded from our secure. Spare Switch uses a 256-bit encryption cipher with non-algorithmic key to ensure that the information is impervious to hackers at every step of the process. Spare Switch pricing is done on a case by case basis per partner.

Spare Backup software comes with the monthly service and enables users to also back up to local storage devices with or without using the online service.

Our offers vary depending on partnerships, in some cases we offer new users a free 14-day trial, other could be an allocation of space. Spare Backup services retail between $0.99 and $6.99 per month and certain partners offer annual plans.

We developed new products and integrated new feature functionality into our Spare Backup® software. The new offerings in our Spare line of software products include: Spare Room™ , Spare Mobile™ , Spare Security Suite for Mobile  and Tablets, and Parental Controls. The following paragraphs provide certain information regarding our line of products and features:

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

The Spare Backup software easily and automatically backs up a user's files from the user's desktop to the Spare Backup 's cloud. Once files are stored securely in the cloud, the Spare Room application allows a user to take advantage of a wide range of sharing and social networking tools. The solution allows the user to get the most out of available tools and services on the Internet while providing the security of online backup.

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

How We Market Our Products and Services

We market our software products through distributor’s retailers as well as a "white label" solution that will be distributed through its vertical channel, such as insurance and warranty providers.  We are continuing to expand our current distribution base with scheduled launches throughout the remainder of the year. We will focus our distribution efforts in four vertical channels:

•	Insurance and warranties

•	Retailers

•	Original Equipment Manufacturers

•	Telephone Carriers

We will continue to aggressively add additional partnerships. We expect our current partners will commence scheduled launches of our services during 2013. We are in various stages of negotiations with potential partners in the U.S., Brazil, India, the Middle East, South America, and the South Pacific. We are hopeful that these negotiations will result in additional partnerships in the coming quarters.

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

We have now converted our product to support the local language in the Netherlands and Spain. We have also begun translation of our product and documentation into the Turkish language which we anticipate will be launched in 2013.

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

We opened a new distribution channel for our mobile platform through mobile insurance and warrantee providers.  In North America we reached an agreement with Assurant (Federal Warranty Service Corporation). Assurant, which develops, underwrites, and markets specialty insurance, extended service contracts, and other risk management solutions with leading financial institutions, retailers, and other entities, has bundled us into their services. The first of their launches is with Sprint, a US-based cellular company.  Our backup solution will be bundled into all warranties associated with tablet sales.  We will be expanding our offerings and are currently doing translations for additional languages to support additional launches throughout 2013.

We also have a distribution partnership with Lifestyle Services Group (LSG), provider of leading lifestyle solutions and insurance products. LSG specializes in supporting its client products brands, attracting customers, improving the customer journey, and reducing customer attrition rates. LSG’s portfolio includes Mobile Phone Insurance, Card Protection and Tech Protect®, and The Hubb TM , which allows clients to seamlessly integrate a complete suite of products and services all accessed via one number.  Their customer base includes Virgin Mobile, Orange, “3”, Phone, Phones 4 U, Barclay’s and Lloyds bank. Bank of Scotland to name a few in the U.K.   LSG has also amended our December 13, 2010 master services agreement in the third quarter of 2011 to include our parental controls functionality. Under the terms of the amended agreement, Spare Backup will supply the parental controls to LSG for distribution to LSG's affinity distribution channels.

We expect to be able to work with each LSG partner, including scheduled launches which occurred in Q3 of 2012 with Lloyds and a soft launch with the Bankof Scotland in Q3 of 2012, as these rolling launches continue, we expect to add customers and revenue accordingly as these partners increase their marketing and awareness of the product to their customers.  The software is marketed as a way to not only protect data from loss, but to also increase the likelihood of retrieving a lost or stolen phone through the suite of security features.  As mobile devices are becoming more prevalent and more powerful, we believe this channel should become a significant source of revenue to our company in the coming quarters.  We anticipate that these companies will continue to roll out marketing programs progressively in 2013.

Through our relationship with LSG’s client companies, Spare Backup will broaden its distribution efforts with current and new partners and initiate new launches into Ireland, Poland, Turkey, the Middle East, India, Brazil and South America.  In 2013, we anticipate expanding our marketing partnerships across our four vertical marketing channels and across additional geographic areas in order to reach the widest potential subscriber base.

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

Research and Development

Our products were developed primarily by our employees assisted by contractors in certain specialty areas. We have invested approximately $0.8 million and approximately $1.1 million in research and development during fiscal 2012 and fiscal 2011, respectively.

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

On April 4, 2013, the Company entered an amended agreement with IO Capital Princess to reduce the monthly hosting fees from approximately $38,000 to $14,000 a month. This represents a 63% decrease in this recurring monthly cash expenditure, which is one of the highest expenses the Company incurs on a monthly basis. The Company entered an initial Master Service Agreement with the vendor on September 11, 2008.

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

Employees

As of December 31, 2012 we had 5 full-time employees, including all of our executive officers and 19 independent contractors. We believe this operational model reduces our fixed costs and enables us to better manage our cash flow. As of December 31, 2011 we had 22 full-time employees, including all of our executive officers. Consequently, our overall head count of full-time employees has been reduced by 77% during fiscal 2012, or 15 full-time employees. We have also fully outsourced our customer support functions which we anticipate will result in a substantial reduction in our expenses related to that function in 2013.

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

Our net losses for the fiscal years ended December 31, 2012 and 2011 were $3,529,813 and $5,850,863, respectively. We have never generated sufficient revenues to fund our ongoing operations. Our operating losses for fiscal 2012 and fiscal 2011 were $3,572,914 and $7,552,495, respectively, and these losses are primarily attributable to our selling, general and administrative expense. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses, cash used in operations and working capital deficit. Our ability to continue as a going concern is dependent upon our ability to raise additional capital as described below. The financial statements included in this annual report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not able to continue as a going concern.

Our revenues are not sufficient to fund our operating expenses and we will need to raise additional capital.

Our operating loss has decreased approximately 53% for fiscal 2012 compared to fiscal 2011; we will need to significantly increase our revenues to fund these costs. At December 31, 2012 we had approximately $18,136 cash overdraft and a working capital deficit of approximately $11.3 million. We have raised, during the year ended December 31, 2012, approximately $735,333 from the sale of our common stock. We intend to use the proceeds from the sale of the common stock for working capital purposes. Our current working capital is not sufficient to pay our operating expenses, our obligations as they become due or certain tax liabilities nor is our working capital sufficient to fund any expansion of our company.

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

Net revenues from the sales of our Spare Backup line of products have been limited and insufficient to fund our ongoing operations. We reported net revenues of $539,396 and $399,343, respectively, for the fiscal years ended December 31, 2012 and 2011. Our net revenues significantly decreased for fiscal 2012 over fiscal 2011 and we will need to significantly increase if we are to provide cash to fund our operating expenses. We cannot guarantee either that the demand for our Spare Backup line of software products will develop, that such demand will be sustainable or that we will ever effectively compete in our market segment. In addition, we cannot predict what impact, if any, the reduction in discretionary spending will have on future sales of our products. If we are unable to generate any significant net revenues from our products and services, our business, operating results and financial condition in future periods will be materially and adversely affected and we may not be able to continue our business as presently operated, if at all.

We have approximately $2,508,672 of debt which is presently past due and we do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $2,508,672 which are either currently past due or which are due in the current fiscal year. Currently, there are $1,593,772 principal amount of the 8% short-term notes which are past due, $306,563 principal of the 10% short-term notes which are past due, and $508,000 of notes payable which are past due. During 2012, we have been in contact with numerous note holders to work out either a repayment or extension of these notes. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations. If we are unable to restructure these notes and we are unable to raise the capital necessary to satisfy the obligations, it is possible we will be forced to cease operations.

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

At December 31, 2012, we had approximately $4,445,882 of accrued but unpaid payroll taxes due to various governmental agencies. We do not have the funds necessary to satisfy this obligation. We have made payments during the current year to pay down our outstanding balance. If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties. The government could file liens against our company and our bank accounts until such time as the amounts have been paid. Customers may be asked to remit payments directly to the government to satisfy our tax obligations. We are also currently working with the IRS on a settlement and corresponding payment plan for our outstanding balance with them. We are current with our obligations with all Federal payroll taxes incurred for the year-ended December 31, 2012.

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

We are currently a defendant in four separate lawsuits. We are also incurring additional legal fees in our efforts to defend these actions. While we believe our defenses are meritorious in each of these cases, should we not prevail in one or more of the actions we could be forced to pay significant amounts which, given our current cash position and need for working capital, could materially adversely affect our ability to continue as a going concern.

The exercise of outstanding warrants and the conversion of outstanding notes will be dilutive to our existing stockholders.

As of March 31, 2013 the following securities which are convertible or exercisable into shares of our common stock were outstanding:

●	common stock purchase warrants to purchase a total of 99,791,184 shares of our common stock at prices ranging between $0.01 to $1.30 per share;
●	9,632,107 shares of our common stock issuable upon the possible conversion of the outstanding $2,636,012 principal amount 8% and 10% convertible promissory notes due between August 2008 and June 2011, and
●	29,118,482 shares of our common stock issuable upon exercise of outstanding options with exercise prices ranging from $0.01 to $0.93.

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

We have incurred net losses from inception through December 31, 2012, and at December 31, 2012 we had an accumulated deficit of approximately $120.3 million. We expect to continue to incur net losses for the foreseeable future absent a significant increase in our revenues, of which there are no assurances. Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional net revenues to be profitable in the future and we may not generate sufficient net revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing our business strategy, we must, among other things:

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

Provisions of our certificate of incorporation and bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders. We recently issued our CEO a series of super voting preferred stock which increased his ability to control the outcome of stockholder votes .

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

Our common stock is currently quoted on the OTCQB, but trading in our stock is limited. Because our stock currently trades below $5.00 per share, and is quoted on the OTC Bulletin Board, our stock is considered a “penny stock” which can adversely affect its liquidity.

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

Item 2.  Properties

In May 2011 we entered into a two year lease agreement, commencing June 1, 2011, with Biofilm Management, Inc., which is affiliated with a board member by means of common ownership and management, which serves as our principal executive office. Under the terms of the lease our initial base rent is approximately $3,000 and we will be responsible for our pro-rata share of common area expenses. The annual rent will escalate annually during the term of the lease to approximately $3,090 in the second year. We believe this facility meets our operational needs for the foreseeable future. This lease will expire May 2013, at which time the Company intends to renew the lease on a month by month basis. We intend to decrease the space used in an effort to increase efficiency.

In October 2011 we entered into a two year lease agreement, commencing November 15, 2011, with an unrelated third party for 3,610 square feet which serves as our secondary office. Under the terms of the lease our initial base rent is approximately $8,664 and we will be responsible for our pro-rata share of common area expenses. This lease was terminated early during April of 2012, which resulted in the deposit being forfeited.

Item 3.  Legal Proceedings

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

In February 2012, a former employee filed suit against the Company alleging various employment related claims. The Company conducted litigation and discovery, the case is in settlement discussions and was set for trial in 2013.

In June 2012, a vendor filed suit against the Company for breach of contract related to call center services they provided. The Company is currently conducting litigation and discovery, the case is not yet set for trial.

At December 31, 2012, the Company has recorded liabilities in connection with such legal proceedings.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB under the symbol SPBU. The reported high and low sales prices for the common stock as reported on the OTCQB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2011	High	Low

First quarter ended March 31, 2011	$ 0.11	$ 0.08
Second quarter ended June 30, 2011	$ 0.09	$ 0.05
Third quarter ended September 30, 2011	$ 0.17	$ 0.05
Fourth quarter ended December 31, 2011	$ 0.13	$ 0.07

Fiscal Year Ended December 31, 2012	High	Low

First quarter ended March 31, 2012	$ 0.087	$ 0.049
Second quarter ended June 30, 2012	$ 0.062	$ 0.021
Third quarter ended September 30, 2012	$ 0.046	$ 0.017
Fourth quarter ended December 31, 2012	$ 0.024	$ 0.0072

	High	Low

First quarter ended March 31, 2013	$ 0.02	$ 0.004

Stockholders

On March 28, 2013, the last sale price of our common stock as reported on the OTCQB was $0.007. As of March 31, 2013, there were approximately 482 record owners of our common stock.

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

Unregistered Sales of Equity Securities

During the three-month period ended December 31, 2012, we  issued in aggregate 19,888,999 shares of our common stock to 5 accredited investors pursuant to a private placement which generated gross proceeds of approximately $140,833 or $0.01 per share. The Company issued 11,666,665 warrants, exercisable at $0.02 per share, as finder’s fees. The warrants expire in December 2015 . This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D, Rule 506 and Section 4(2) of that act.

During the three-month period ended December 31, 2012, we issued short-term convertible notes payable of $178,750 .  The number of warrants issued with convertible notes s were 28,550,000 shares of our common stock at an exercise price of $0.05 per share.  The warrants expire in December 2015. This private transaction is exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that Act.

Item 6. Selected Financial Data

Not applicable to a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following information should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

Overview

We are a software development company and service provider for the PC and mobile device industry.  Our flagship products is Spare Backup, a fully-automated remote backup solution designed and developed especially for the small office, mobile and home environment which automatically and efficiently backs up all data on selected laptops, tablets or desktop computers, as well as smart phones. As a result, we believe individuals and businesses can ensure file safety. We launched our Spare Back-up service and software product version 1.0 in March 2005 specifically designed for the PC. As part of our software we offer Spare Switch which enables users to complete the transfer of personal files from one personal computer (PC) to another via a high speed Internet connection. We focus on individuals and businesses that use diverse technologies and various devices to support their businesses and lifestyles.

We began to migrate the product to encompass the mobile environment in 2010 and we are currently offering version 6.0 of the product which now incorporates PC’s, tablets and smart phones . Our mobile software product, which is carrier agnostic and handset agonistic, is marketed under the name “Spare Mobile”.

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

We provide an easy to use, scalable, cloud-based solution for securing business files, media, and personal data across mobile devices and standard PCs. The total Spare Backup offerings represent a suite of complementary products and services which are designed for use by technical and non-technical users. Our software has unique, easy, scalable   characteristics which we believe provides a competitive advantage over other competitors whose products require large investments in hardware, installation, training and support.

We have focused our more recent development and marketing efforts on our Spare Mobile product, which backs up personal content on “smart phones” and “tablets,” such as contacts, emails, calendar events, photos, music, videos and data files.  It also offers a complete line of mobile security products and parental controls (developed in 2011 and 2012) to compliment the users’ mobile devices, as described in our software development section. We have shifted our focus to the mobile industry to take advantage of a number of industry trends which we believe represent a tremendous growth opportunity for our company. In 2011, there were approximately six billion mobile subscribers throughout the world according to The International Telecommunications Union, representing almost 87% of the world’s population.  Industry experts, including International Data Corporation (IDC) and Strategy Analytics, estimate that worldwide shipments of smart phones in 2012 were approximately 575 million units, up over 10% from 2011, and representing over 45.5% of all handsets shipped. In June of 2012, Ericsson forecasts that mobile subscriptions will reach 9 billion in 2017, of which 5 billion will be mobile broadband connections. With recent estimates by Juniper Research that less than 1 in 20 smart phones and tablets have third-party security software installed in them, this represents a vast potential market for mobile security. According to Canalys, the U.S. market for mobile security is estimated to grow to over $3 billion annually by 2015. Additionally, according to the IDC Smart Connected Device Tracker, worldwide shipments of smart connected devices grew 29.1% year over year in 2012, crossing 1 billion units shipped with a value of $576.9 billion. The market expansion was largely driven by 78.4% year-over-year growth in tablet shipments, which surpassed 128 million in 2012. IDC expects that tablet shipments will surpass desktop PCs in 2013 and portable PCs in 2014. In 2013, worldwide desktop PC shipments are expected to drop by 4.3% and portable PCs to maintain a flat growth of 0.9%. The tablet market, on the other hand, is expected to reach a new high of 190 million shipment units with year-on-year growth of 48.7% while the smartphone market is expected to grow 27.2% to 918.5 million units. IDC predicts the worldwide smart connected device space will continue to surge with shipments surpassing 2.2 billion units and revenues reaching $814.3 billion in 2017

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $120.3 million from cash and non-cash activity since inception through December 31, 2012. Revenues generated from our business have not been sufficient to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business.

Business Development and Marketing Strategy:

We market our software products through distributor’s retailers as well as insurance and warrantee providers.  We are continuing to expand our current distribution base with scheduled launches throughout the remainder of the year. We will focus our distribution efforts in four vertical channels:

•	Insurance and warranties: Assurant, and Lifestyle Group;

•	Retail: Car Phone Warehouse, Best Buy Europe and Simplexity;

•	Original Equipment Manufacturers: Sony;

•	Carriers

Examples of our marketing partners within the four vertical distribution channels include Wirefly/Simplexity, Assurant/Federal Home Warranty, Life Styles Group (a UK warranty provider), Best Buy Europe, and Sony. We will continue to aggressively add additional partnerships. We expect our current partners will commence scheduled launches of our services during 2013. We are in various stages of negotiations with potential partners in the U.S., Brazil, India, the Middle East, South America, and   the South Pacific. We are hopeful that these negotiations will result in additional partnerships in the coming quarters.

While, we believe the launch of our base offerings will be commercially successful and our revenue has improved, several launches were delayed in 2012 as a result of upgrading our software to accommodate the breadth of operating systems currently available in the mobile phone market place, and to facilitate new software design applications, making it still too early to determine the extent of the market penetration capabilities of these offerings.

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

In September 2010 we reached a distribution agreement with Simplexity, LLC., (“Simplexity”), the parent company of Wirefly.com.  Simplexity, a privately held company, is the Internet's leading authorized seller of cell phones and wireless services. Wirefly is Simplexity's shopping and comparison site for consumers, bringing online shoppers an unprecedented selection of cell phones and service plans from every major U.S. carrier with the convenience of automated application processing and cell phone activation. For the last six years Wirefly has been the internet's #1 authorized dealer for AT&T, Verizon Wireless, Sprint, and T-Mobile.  Simplexity also operates and maintains similar online websites for a number of major retailers in North America. We believe Simplexity is uniquely positioned in the U.S. market to reach potential mobile customers across a wide variety of carriers through online mobile sales sites they own or manage   within North America.  We began the sales launch of our services through Simplexity’s distribution network in 2011 and have experienced steady sales growth in 2012 on a small scale from this channel throughout 2012. The service will be offered as an add-on or inclusive in the service packages such as “data protection,” currently marketed by Simplexity to its channel partners and customers.

We opened a new distribution channel for our mobile platform through mobile insurance and warrantee providers.  In North America we reached an agreement with Assurant (Federal Warranty Service Corporation). Assurant, which develops, underwrites, and markets specialty insurance, extended service contracts, and other risk management solutions with leading financial institutions, retailers, and other entities, has bundled us into their services. The first of their launches was with Sprint, a US-based cellular company early in 2012, offering our backup solution will be bundled into all warranties associated with tablet sales.  We have recorded minimal revenue with small incremental growth in subscribers throughout the course of 2012. We will be expanding our offerings and are currently doing translations for additional languages to support additional launches throughout 2013.

We also have a distribution partnership with Lifestyle Services Group (LSG), provider of leading lifestyle solutions and insurance products. LSG specializes in supporting its client products brands, attracting customers, improving the customer journey, and reducing customer attrition rates. LSG’s portfolio includes Mobile Phone Insurance, Card Protection and Tech Protect®, and The Hubb TM , which allows clients to seamlessly integrate a complete suite of products and services all accessed via one number.  Their customer base includes Virgin Mobile, Orange, “3”,  Phone, Phones 4 U, Barclay’s and Lloyds bank to name a few in the U.K.   LSG has also amended our December 13, 2010 master services agreement in the third quarter of 2011 to include our parental controls functionality. Under the terms of the amended agreement, Spare Backup will supply the parental controls to LSG for distribution to LSG's affinity distribution channels, which includes most of the major retail banks and mobile networks and targets approximately 10 million customers.

We launched the marketing of our services with certain LSG partners in the second half of 2012, including Lloyds in the third quarter of 2012 and a soft launch with the Bank of Scotland in the fourth quarter of 2012. These rolling launches are expected to continue in 2013 and we expect to add new customers and grow revenue accordingly as these partners increase their marketing and awareness campaigns for the products to their customers.  Our software is marketed as a way to not only protect data from loss, but to also increase the likelihood of retrieving a lost or stolen phone through the suite of security features.  As mobile devices are becoming more prevalent and more powerful, we believe this channel should become a significant source of revenue to our company in the coming quarters.  We anticipate that these companies will continue to roll out marketing programs progressively in 2013.

Through our relationship with LSG’s client companies, Spare Backup will broaden its distribution efforts with current and new partners and initiate new launches into Ireland, Spain, Poland, Turkey, the Middle East, India, Brazil and South America.  On August 30, 2012, Spare Backup and LSG executed a client addendum to make Spare Mobile available through LSG Asistans Hizmetleri Anonim Şirketi (“LSG Assistance”) a company registered in Turkey), to the leading mobile communications company in Turkey.  The launch of our products in Turkey is now expected to take place in the second quarter of 2013. We believe the Turkish market represents a substantial opportunity for our company as it represents one of the largest smartphone markets in the European/Middle Eastern region. In 2013 we also anticipate expanding our marketing partnerships across our four vertical marketing channels and across additional geographic areas in order to reach the widest potential subscriber base.

Software Development

Our decision to expand the scope of our cloud-based platform into mobile backup and security required us to make substantial changes to our software to enhance the scalability and functionality of our services across a wide array of devices and platforms.  We completed the majority of that work in 2011.

Over the course of 2012 we completed the full migration to an HTML-based platform for our distribution partners.  We developed a number of web hosting sites through our platform with our marketing partners to support current and future marketing roll outs of our software.   The sites enable a full touchscreen interface to support all tablet and mobile device applications including Android, Blackberry, Windows and Apple. HTML will also enable quicker launch schedules for new customers, greater scalability, simplification of server technology, and faster maintenance. The hosting of these sites represents an additional revenue source for us as we charge monthly service fees to each distributor for hosting and maintaining the sites.

During 2012 we upgraded our software to accommodate the breadth of operating systems currently available in the mobile phone market place, and to facilitate new software design applications.  This upgrade, however, caused delays in launching some of Spare Backup’s marketing partnerships during 2012. While the core development work for our current product offerings is largely complete, we continue to make improvements to increase the capabilities of the product, enhance the user experience and support the inclusion of new operating systems, languages and devices.

Expense Reductions

In an effort to reduce our overall expenses, we have made a number of changes to our corporate structure. We completed the move of our corporate headquarters, including a major portion of our software development team, to Minden, Nevada in the third quarter of 2011.  The move has enabled the company to significantly reduce its corporate taxes due to a significantly more favorable corporate tax environment as well as less expensive rent and labor costs.

We also have largely completed an outsourcing plan to reduce our employment costs. At December 31, 2012 we had 5 full-time employees, including executive officers. We now utilize approximately 19 independent contractors on a project basis. We believe this operational model reduces our fixed costs and enables us to better manage our cash flow. We have also fully outsourced our customer support functions which we anticipate will result in a substantial reduction in our expenses related to that function in 2013.

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

Results of Operations

SPARE BACKUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2012	2011	in $ 2012	in % 2012
			vs 2011	vs 2011

Net Revenues	$539,396	$399,343	$140,053	35.1%

Operating expenses:
Research and development	817,369	1,088,689	(271,320)	-24.9%
Selling, general and administrative	3,294,941	6,863,149	(3,568,208)	-52.0%
Total operating expenses	4,112,310	7,951,838	(3,839,528)	-48.3%

Operating loss	(3,572,914)	(7,552,495)	3,979,581	-52.7%

Other income (expense):
Change in fair value of derivative liabilities	251,414	2,296,519	(2,045,105)	-89.1%
Gain from debt settlement	329,721	171,624	158,097)	92.1%
Realized gain on foreign currency	(1,828)	(2,736)	908	NM
Interest expense	(536,206)	(763,775)	227.569	-29.8%
Total other income (expense)	43,101	1,701,632	(1,658,531)	-97.5%

Net loss	(3, 529,813)	(5,850,863)	2,321,050	-39.7%

NM: Not Meaningful

Revenues

Our net revenues primarily consist of subscription fees charged for online back-up services. Our net revenues increased during fiscal 2012, when compared to fiscal 2011, due to an increase in revenues from our new distributors who launched our products and growth with our existing customers. We expect that our revenues during 2013 will continue to increase sequentially from 2012.

During 2012, Spare Backup spent a considerable amount of money and effort to upgrade its software.  This upgrade was necessary to accommodate the breadth of operating systems currently available in the mobile phone market place, and to facilitate new software design applications.  This upgrade, however, caused delays in launching some of Spare Backup’s marketing partnerships during 2012.

Research and Development

Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Our research and development expenses fiscal 2012 include costs associated with continued development of user interfaces and enhancements of existing products.

The decrease in our research and development expenses during fiscal 2012, when compared to the prior year periods, is primarily attributable to the completion of our Spare back-Up offering as a cloud solution during the first half of 2010, while our research and development expenses during fiscal 2012 consisted mostly of upgrades necessary to accommodate the breadth of operating systems currently available in the mobile phone market place, and to facilitate new software design applications for enhancements to our existing solutions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our products, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses in 2012, as compared to 2011 of $3,568,208 or 52% is primarily due to the following:

●

a decrease in non-recurring fair value of options, warrants, and our shares of common stock issued to employees and consultants, including the fair value of modification of terms of such options and warrants.  Otherwise, selling, general, and administrative expenses during fiscal 2012 are at comparable levels to the prior year period.

•	a reduction of our overall head count of full-time employees of 77% during fiscal 2012, or 15 full-time employees.
•	reduced rent due to the early termination of the lease in Los Angeles during the fiscal 2012 year.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates.  The decrease or increase in fair value of derivative liabilities recognized during fiscal 2012 and 2011 is primarily due to a decrease or increase of our common stock quoted price between measurement dates and during such periods, respectively.  Our common stock quoted price is one of the primary assumptions used in the computation of our derivative liabilities.

Gain from Debt Settlement

During fiscal 2012 and 2011, we settled numerous court cases and disputes with vendors, which resulted in gains from debt settlements amounting to approximately $446,387  and $172,000, respectively.

Interest Expense

Interest expense consists primarily of interest recognized in connection with the excess of the fair value of the shares issued to satisfy such obligations, over their carrying value, the amortization of debt discount and interest on our convertible promissory notes. The decrease in interest expense during fiscal 2012 is primarily due to lower amortization of debt discount than in fiscal 2011. We recognized the amortization of debt discount over the terms of their respective promissory notes, which matured during the latter part of the fiscal 2010 and the first half of 2011.

Liquidity and Capital Resources

At December 31, 2012, our cash overdraft amounted to $18,136 and our working deficit amounted to approximately $11,362,337 as compared with the cash overdraft of $70,750 and a working deficit of approximately $10,909,000 at December 31, 2011.

During the year ended December 31, 2012, we used cash in our operating activities amounting to approximately $1,678,581. Our cash used in operating activities was comprised of our net loss of approximately $3,529,813 adjusted for the following:

●	Change in fair value of our derivative liabilities of approximately $600,770;
●	Fair value of shares of common stock issued in connection with services rendered of approximately $844,730;
●	Fair value of options and warrants issued for services of approximately $350,377;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activities:

●	Decrease in accounts payable, accrued expenses and accrued payroll taxes of approximately $730 thousand, resulting from delays in payments to satisfy our obligations due to our liquidity issues.

During the year ended December 31, 2012, we generated cash from financing activities of approximately $1.7 million, which consisted of the proceeds from notes payable and convertible promissory notes of $871 thousand, and the net proceeds from the issuance of common stock for cash of $735 thousand offset the funding of our overdraft of approximately $53,000. Additionally, we generated proceeds from exercise of options and warrants aggregating approximately $125,900.

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

Going Concern

We have generated minimal revenue since our inception on September 12, 2002, and have incurred net losses of approximately $120.3 million from cash and non-cash activity since inception through December 31, 2012. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Position
Cery B. Perle	50	Chief Executive Officer, President and Chairman of the Board
Daniel X. Wray	58	Director

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

Daniel X. Wray. Mr. Wray was appointed to the Company’s board of directors on January 14, 2012. Mr. Wray is currently the Chairman of Biofilm, Inc. (“Biofilm”), a privately held company based in Vista, California, that manufactures and distributes healthcare products.  Prior to becoming Chairman of Biofilm in 2011, Mr. Wray served as CEO of Biofilm, since founding the company in 1991.  Prior to founding BioFilm, Mr. Wray has held various positions in the Aerospace industry and holds six patents for technologies he developed during that time.  Mr. Wray has a Bachelor’s of Science degree in Chemistry from the University of Arizona.

Mr. Wray was appointed to the board of directors to replace Ivor Newman, whose resignation as a board member and from the position of COO became effective as of January 14, 2012.

Key Employees

Following is biographical information on those persons whom we consider key employees of our company:

Name	Age	Position
Cery Perle	50	Chief Executive Officer, President and Chairman of the Board

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on its review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that during the fiscal year ended December 31, 2012, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

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

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

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

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in the last completed fiscal year for

●	our principal executive officer or other individual serving in a similar capacity,
●	our one most highly compensated executive officers other than our principal executive officer who was serving as executive officers at December 31, 2012 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. In the case of our company this includes one key employee of our company, and
●	up to one additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2011.

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with ASC 718.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation	Total ($)
Cery Perle, President and	2011	399,300	-	25,000	99,237	505,069
Chief Executive Officer	2012	298,526		42,000	0	340,526

(1)             The dollar value recognized for the stock option awards was determined in accordance with ASC 718. For a disclosure of the assumptions made in the valuation please refer to footnote 10 in our consolidated financial statements filed under Item 8 of this Annual Report on Form 10-K.

Employment Agreements and Narrative Regarding Executive Compensation

Employment Agreement with Cery Perle

On January 1, 2012, Cery Perle’s employment agreement automatically renewed for an additional year. Under the terms of this agreement, we currently pay Mr. Perle an annual base salary of $363,000. We initially granted him an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.01 per share as additional compensation, which vest immediately.  During 2010, the Board Approved granted him options to purchase a total of 3,100,000 shares of our common stock at an exercise prices ranging from $0.01 to $0.18 per share which were valued at $372,950. In addition, during fiscal 2008, 2009 and 2010 we paid him certain additional compensation set forth in the above table which was approved by our Board of Directors. The agreement also provides for an automobile allowance which is presently $5,000 per month, paid vacation, fringe benefits commensurate with his duties and responsibilities and benefits in the event of disability, as well as containing certain non-disclosure and non-competition provisions. Under the terms of the agreement, we may terminate Mr. Perle's employment either with or without cause. If the agreement is terminated by us without good cause, or by Mr. Perle with cause, we would be obligated to pay him his base salary though the end of the term of the agreement, continue his benefits through the end of the term and all options would continue to vest during the remaining period of the term. To the extent that Mr. Perle is terminated for cause, or he voluntarily resigns, no severance benefits will be paid.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012:

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Cery B. Perle	2,000,000			0.18	1/15/2016
	500,000			0.18	5/31/2016
	118,000			0.18	7/26/2016
	50,000			0.18	10/12/2016
	100,000			0.18	1/9/2012
	500,000			0.18	4/5/2012
	100,000			0.18	9/26/2012
	2,000,000			0.18	1/16/2013
	500,000			0.18	3/26/2013
	100,000			0.11	10/15/2013
	150,000			0.18	1/23/2014
	500,000			0.18	2/11/2014
	100,000			0.15	6/18/2014
	1,500,000	500,000		0.18	7/13/2014
	500,000			0.165	2/12/2015
	427,397	572,603		0.14	2/22/2015
	100,000			0.18	3/22/2015
	500,000			0.14	7/1/2015
	1,000,000			0.01	10/20/2015
	500,000			0.08	4/19/2016

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

Modification and Termination of Plan

The board of directors or committee may amend, suspend or terminate the plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or optionee who has prior thereto been granted options under the plan. Further, no amendment to this plan which has the effect of (a) increasing the aggregate number of shares subject to this plan (except for adjustments due to changes in our capitalization), or (b) changing the definition of "Eligible Person" under the plan, may be effective unless and until approved by our stockholders in the same manner as approval of this plan is required. Any such termination of the plan shall not affect the validity of any stock grants or options previously granted there under. Unless the plan shall theretofore have been suspended or terminated by the board of directors, the plan will terminate on September 30, 2014 pursuant to the extension from a Board resolution.

Director Compensation

Our Board of Directors is comprised of Messrs. Perle and Wray. Mr. Perle, who is also an executive officer of our company, does not receive any compensation specifically for his Board services. The following table provides information concerning the compensation of Mr. Wray for services as members of our Board of Directors for fiscal 2012. The value attributable to any option awards is computed in accordance with FAS 123R.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Warrant and Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Daniel X. Wray (1)	-	-	15,640	-	-	-	15,640

(1)	Represents the value of options to purchase 1,000,000 shares of our common stock with an exercise price of $0.025 per share.

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At March 31, 2013 we had: 447,887,403 shares of common stock, 50,000 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock issued and outstanding. Each share of common stock entitles the holder to one vote, each share of Series A Preferred Stock entitles the holder to 400 votes, and each share of Series B Preferred Stock entitles the holder to 400 votes at any meeting of our stockholders and the shares of common stock, Series A Preferred Stock and Series B Preferred Stock vote together on all matters submitted to a vote of our stockholders.

The following table sets forth information known to us as of March 31, 2013 relating to the beneficial ownership of shares of our voting securities by:

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

	Amount and Nature of Beneficial Ownership
	Common Stock		Series A Preferred Stock
Name (1)	# of Shares	% of Class	# of Shares	% of Class	# of Shares	% of Class	% of Vote
Cery B. Perle (2)	21,327,694	4.8%	50,000	100%	—	n/a	8.8%
Daniel X. Wray	28,599,078	6.4%	—	n/a	—	n/a	6.1%
All named executive officers and directors as a group (three persons)	49,926,772	11.2%	50,000	100%	—	n/a	14.9%
RJ Dailey	42,000,000	9.4%	—	n/a	—	n/a	8.9%
The Ferrari’s	25,000,000	5.6%	—	n/a	—	n/a	5.3%
Joel Yanowitz	25,000,000	5.6%	—	n/a	—	—	5.3%
* represents less than 1%

(1)	Unless otherwise indicated, the business address of each person listed is in care of Spare Backup, Inc., 990 Ironwood Drive, Minden, NV 89423
(2) Includes:	Includes 17,072,794 shares of our common stock underlying options with exercise prices ranging from $0.005 to $0.18 per share.

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

Prior to the issuance of the shares of Series A Preferred Stock to Mr. Perle, he controlled the vote of approximately 10% of our outstanding voting securities. As a result of the issuance of these securities, Mr. Perle presently controls the vote of approximately 8.8% of our outstanding voting securities. These actions were approved by our Board of Directors of which Mr. Perle is a member.

Related Party Transactions

None.

Director Independence

Mr. Wray is "independent" within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market, Inc.

Item 14. Principal Accountant Fees and Services

Sherb & Co., LLP served as our independent registered public accounting firm for Q1-Q3 during the fiscal year ended December 31, 2012. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2012 and fiscal 2011. On April 5, 2013, the Company dismissed Sherb & Co., LLP as its auditor. The decision to change independent registered public accounting firm was approved by the Board of Directors of the Company.

Fee Category	2012	2011
Audit Fees	$84,900	$74,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$84,900	$74,000

On April 5, 2013, concurrent with the dismissal of Sherb & Co, the Company, upon the Board of Directors’ approval, engaged Li and Company, PC (“LICO”) as its new independent registered public accounting firm to audit and review the Company’s consolidated financial statements effective April 5, 2013.

Fee Category	2012	2011
Audit Fees (1)	$25,000	$	n/a
Audit Related Fees	—		—
Tax Fees	—		—
All Other Fees	—		—
Total	$25,000	$	n/a

(1)	This fee was paid during the first quarter of 2013, but related to the audit of the financial statements for the year ended December 31, 2012.

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

23.1   Consent of Liand Company, PC *

31.1   Section 302 Certificate of Chief Executive Officer *

31.2   Section 302 Certificate of principal accounting and financial officer *

32.1   Section 906 Certificate of Chief Executive Officer and principal financial and accounting officer *

101.1 The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

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

Date: April 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Cery Perle	Chief Executive Officer, President and Chairman of the Board	April 22, 2013
Cery Perle	(Principal executive officer and financial officer)

By: /s/ Daniel Wray	Director	April 22, 2013
Daniel Wray

SPARE BACKUP, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

Index to Consolidated Financial Statements and Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Spare Backup, Inc.

Minden, Nevada

We have audited the accompanying consolidated balance sheet of Spare Backup, Inc. (the "Company") as of December 31, 2012, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The Company’s consolidated financial statements as of December 31, 2011 and for the year then ended was audited by other auditors whose reports dated April 25, 2012 included an explanatory paragraph as to an uncertainty with respect to the Company’s ability to continue as a going concern.  The other auditors’  report has been furnished  to us, and our opinion,  insofar as it relates  to  amounts  included  for such prior  period,  is based  solely on the report of such other auditors.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spare Backup, Inc. at December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Li and Company, PC Li and Company, PC Skillman, New Jersey April 22, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Spare Backup, Inc.

We have audited the accompanying consolidated balance sheet of Spare Backup, Inc. and Subsidiary as of December 31, 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spare Backup, Inc. and Subsidiary at December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Company LLP New York, New York April 25, 2012

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

Current Assets:
Cash	$—	$—
Accounts receivable, net allowance for bad debts of $86,714 and $100,000, respectively	84,282	120,248
Prepaid expenses	—	10,599
Total current assets	84,282	130,847

Property and equipment, net of accumulated depreciation of $341,255 and $279,345, respectively	37,448	98,070

Other assets	61,209	85,522

Total assets	$182,939	$314,439

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,500,711	$3,615,504
Overdraft liability	18,136	70,750
Accrued payroll taxes	4,455,882	4,314,670
Current maturities of convertible promissory notes, net of discount of $528,788 and $0, respectively	2,000,672	1,918,735
Accrued interest on notes	244,948	215,004
Notes payable	508,000	787,600
Deferred revenue	102,500	102,500
Derivative liabilities	600,770	—
Due to stockholder	15,000	15,000

Total current liabilities	11,446,619	11,039,763

Non-current Liabilities:
Convertible promissory notes, net of current maturities	618,440	—

Total non-current liabilities	618,440	—

Total liabilities	12,065,059	11,039,763

Stockholders' Deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized:
50,000 and 100,000 shares designated as Series A and Series B Preferred Stock, respectively
Series A Preferred stock, par value $0.001, 50,000 shares designated:
50,000 shares issued and outstanding	50	50
Series B Preferred stock, par value $0.001, 100,000 shares designated:
100,000 shares issued and outstanding	100	100
Common stock; par value $0.001; 900,000,000 shares authorized;
407,349,546 and 303,943,573 issued and outstanding, respectively	407,349	303,943
Additional paid-in capital	108,034,704	105,765,093
Accumulated deficit	(120,324,323)	(116,794,510)

Total stockholders’ deficit	(11,882,120)	(10,725,324)

Total liabilities and stockholders’ deficit	$182,939	$314,439

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve-month periods ended
	December 31,
	2012	2011

Net Revenues	$539,396	$399,343

Operating expenses:
Research and development	817,369	1,088,689
Selling, general and administrative	3,294,941	6,863,149
Total operating expenses	4,112,310	7,951,838

Operating loss	(3,572,914)	(7,552,495)

Other income (expense):
Change in fair value of derivative liabilities	251,414	2,296,519
Gain from debt settlements	329,721	171,624
Interest expense	(536,206)	(763,775)
Other loss	(1,828)	(2,736)
Total other income (expense)	43,101	1,701,632

Net loss	$(3,529,813)	$(5,850,863)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Basic and diluted weighted average common
shares outstanding	349,325,696	258,789,468

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

From January 1, 2012 to December 31, 2012

	Series A		Series B
	Preferred		Preferred		Common		Additional
	Stock		Stock		Stock		Paid in Capital	ACC. Deficit	Total
	#	$	#	$	#	$	$	$	$

Beginning Balance	50,000	50	100,000	100	303,943,573	303,943	105,765,092	(116,794,510)	(10,725,325)

Issuance of common stock and warrants for cash:					53,140,903	53,141	682,192		735,333

Reprice of previous agreement					266,667	267	(267)		—

Issuance of common stock for Conversion of convertible notes payable					16,666,666	16,667	149,999		166,666

Isuance of common stock for services					23,575,000	23,575	821,155		844,730

Excersie of stock options					3,640,000	3,640	74,760		78,400

Excersie of warrants					4,000,000	4,000	43,500		47,500

Isuance of warrants for services					—		33,397		33,397

Isuance of warrants for interest							4,496		4,496

Common Stock issued for accrued interest					2,116,737	2,117	135,393		137,510

FV options							312,484		312,484

Warrant modification exp							12,502		12,502

Net loss								(3,529,813)	(3,529,813)

Closing Balance	50,000	50	100,000	100	407,349,546	407,349	108,034,704	(120,324,323)	(11,882,120)

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(3,529,813)	$(5,850,863)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative liabilities	600,770	(2,296,519)
Fair value of options and warrants issued for services and interest	345,881	851,041
Fair value of option and warrant modifications	12,502
Fair value of warrants issued for accrued interest	4,496	223,510
Fair value of common stock issued in connection with service rendered	844,730	1,018,325
Fair value of common stock issued in connection with note payable issuance	—	119,971
Bad debt	(13,286)	35,000
Depreciation and amortization	61,910	217,537
Gain on extinguishment of accounts payable	(446,387)	171,348
Loss on extinguishment of convertible notes payable	116,666	—
Amortization of debt discount	(528,769)	27,865
Changes in operating assets and liabilities:
Accounts receivable	49,251	(129,712)
Prepaid expense and other current assets	10,599	48,199
Deferred financing costs	(2,959)	648
Other assets	27,272	(32,522)
Accounts payable, accrued expense and accrued payroll taxes	732,069	1,601,141
Accrued interest on convertible promissory notes	29,942	183,531

Net cash used in operating activities	(1,685,126)	(3,811,500)

Cash flows used in investing activities:
Capital expenditures	(1,288)	(10,265)

Net cash used in investing activities	(1,288)	(10,265)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	854,795	490,000
Proceeds from issuance of notes payable	23,000	821,363
Repayment of notes payable	—	(173,000)
Net proceeds from issuance of common stock for cash	735,333	2,244,027
Cash overdraft	(52,614)	(56,571)
Proceeds from exercise of warrants	47,500	360,827
Proceeds from exercise of stock options	78,400	135,119

Net cash provided by financing activities	1,686,414	3,821,765

Net change in cash	—	—

Cash, beginning of year	—	—

Cash, end of year	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,316	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Write off of fully depreciated property and equipment	$—	$697,094
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and
corresponding debt discount	$—	$38,000
Conversion of convertible promissory notes and accrued interest
into shares of common stock	$166,667	$439,290
Issuance of a note payable to pay certain accounts payable	$119,750	$52,500
Reclassification from liability to equity contract	$—	$519,389
Reclassification from liability to equity contract	$—	$2,407,261
Fair value of shares of common stock issued for payment of
accrued interest	$137,510	$—
Fair value of derivative liability	$600,770	$—

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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $3.5 million during the year ended December 31, 2012. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, including accrued payroll taxes and statutory additions amounts to approximately $4.5 million at December 31, 2012, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Concentration of Credit Risks

The Company's accounts receivable are due from a few customers, who are located in the Unites States and United Kingdom. At December 31, 2012, two of the Company’s customers accounted for 76% of its accounts receivable. Two of the Company’s customers accounted for 85% of its accounts receivable at December 31, 2011.

One of the Company's customers accounted for approximately 40% of its revenues during the year ending December 31, 2012. One of the Company’s customers accounted for 44% of the Company’s revenue during the year ending December 31, 2011.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  Management determined that an allowance of $86,714 and $100,000 was necessary at December 31, 2012 and 2011, respectively.

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

The Company has collected annual fees related to online back-up services. Online back up service fees received in advance or collected up front are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of December 31, 2012 and 2011 amounted to $102,500 and $102,500, respectively, and will be recognized as revenue over the respective subscription period.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2012 and 2011, with the exception of its convertible promissory notes and derivative liabilities.  The carrying amount of the convertible promissory notes at December 31, 2012 and 2011 approximate their respective fair value based on the Company’s incremental borrowing rate. The derivative liabilities are computed using either the Black Scholes Model or the binomial method.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized as of December 31, 2012. Instead, such amounts are included in the statement of operations under the caption "Research and Development."

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

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to convertible promissory notes amounted to 111,303,079 and 105,097,959 at December 31, 2012 and 2011, respectively. Accordingly, these common share equivalents at December 31, 2012 and 2011 are excluded from the loss per share computation for that period due to their antidilutive effect.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,	December 31,
	Estimated life	2012	2011
Computer and office equipment	3 to 5 years	$378,703	$377,415
Leasehold improvements	5 years	—	—
		378,703	377,415
Less:Accumulated depreciation		(341,255)	(279,345)
		$37,448	$98,070

Depreciation expense amounted to $61,910 and $217,537 during the years ended December 31, 2012 and 2011, respectively.

NOTE 4 – ACCRUED PAYROLL TAXES

At December 31, 2012, the Company recorded a liability of approximately $4.5 million to certain U.S. and state governmental agencies for unpaid payroll taxes, including statutory additions, such as interest and penalties.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following as of:

	December 31, 2012	December 31, 2011

Convertible promissory notes - 8%, bearing interest at 8% per annum, matured in August 2009. Interest payable commencing the quarter ending December 31, 2007, payable within 30 days after the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at a range of 90% of the average closing price for the common stock for the five (5) trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of its common stock at an effective conversion rate of $0.25 per share. It is currently past due.	$1,593,772	$1,593,772

Convertible promissory notes payable - 10%, bearing interest at 10% per annum, matured between August 2008 and October 2011. Interest payable commencing the quarter ending September 30, 2008, within 30 days after the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at 100% of the volume weighted average price for the common stock for ten (10) trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of the Company’s common stock at an effective conversion rate ranging from $0.05 to $0.25 per share. The notes are currently past due.	274,963	324,963

Convertible note payable for up to $1.5 million, convertible at 75% of the Company’s 5-day moving average quoted price of the stock for that month, bearing interest at 10% per annum, payable monthly beginning August 2011, maturing in June 2014.	585,000	-

Secured convertible note payable, convertible at the lessor of: 1) 70% of the lowest traded price of the Company’s common stock for the 20 trading days prior to the conversion, or 2) $0.035 per share, bearing a one-time interest payment of 10%, payable upon conversion, matured December 15, 2012. The note is currently past due.	60,000
		-
Convertible note payable for up to $385,000, convertible at the lessor of: 1) $0.035 per share, or 2) 70% of the lowest trade price in the 25 trading days prior to the conversion, bearing an original issuance discount of 9.1% and no interest for the first 90 days, bearing a one-time interest payment of 5% after 90 days, payable on conversion, maturing one year from the effective date of each receipt.	54,545	-

Convertible note payable - 10%, convertible at 60% of the average of the lowest three trading prices for the Company’s common stock in the ten day trading period ended one trading day prior to the conversion date, bearing interest at 6% per annum, payable upon conversion, matured on February 18, 2013. The notes are currently past due.	160,000	-

Convertible note payable valued at $100,000, convertible at a conversion price of $0.05 per share at maturity or when in default at a strike price of $0.01 per share, maturing on September 5, 2012, 2 million warrants with a strike price of one cent per a share, matured on October 15, 2012. The note is currently past due.	100,000	-

Convertible note payable issued with a 2- year 2,000,000 warrants with exercise price of $0.01 convertible at maturity with conversion price of $0.0125 per share or when in default at a strike price of $0.05 per share, matured on October 15, 2012. The note is currently past due.	34,000	-

Convertible note payable - issued on August 22, 2012, bearing interest at 6% per annum payable in common stock, maturing on August 22, 2014, with principal and interest convertible to common stock at 70% of the lowest closing bid price for any of the five (5) trading days including the day upon which a Notice of Conversion is received by the Company.	75,000	-

Convertible note payable - issued with s warrants to purchase 8.3 million shares of the Company’s common share over the 3-year period with exercise price of $0.05 per share in December 2012, bearing interest at 12% per annum payable in common stock, with principal and interest convertible to common stock at 50% of the lowest closing bid price for any of the five (5) trading days including the day upon which a Notice of Conversion is received by the Company, matured on December 20, 2012. The note is currently past due.	41,500	-

Convertible note payable - issued with warrants to purchase 20.25million shares of the Company’s common share over the 3-year period with exercise price of $0.05 per share in December 2012, bearing interest at 12% per annum payable in common stock, , with principal and interest convertible payable to common stock at 50% of the lowest closing bid price for any of the five (5) trading days including the day upon which a Notice of Conversion is received by the Company, matured on December 20, 2012. It is currently past due.	137,500	-

Convertible note payable, convertible at $0.05 per share, non-interest bearing and due on demand.	29,600	-

Convertible note payable, convertible at $0.02 per share, non-interest bearing and due on demand .	2,000	-

Total convertible notes payable	3,147,880	1,918,735

Long-term portion	(618,440)	(-)

	2,529,440	1,918,735

Discount on convertible notes payable	(528,768)	(-)

Current maturities, net of discount	$2,000,672	$1,918,735

The following sets forth the Company’s activity of its convertible notes payable during the year ended December 31, 2011 and 2010, respectively:

	Year ended December 31, 2012	Year ended December 31, 2011

Issuance of 16,666,666 and 13,147,625 shares of common stock pursuant to conversion of convertible promissory notes payable	166,666	439,290
Proceeds from issuance of convertible notes payable and line of credit	854,795	490,000
Fair value of warrants issued to certain promissory note holders recorded as interest expense	—	—
Fair value of 2,116,737 and 767,623 shares of common stock to satisfy accrued interest obligations	137,510	50,995
Fair value of warrants and embedded conversion features recorded as corresponding debt discount	851,484	47,627
Fair value of warrants issued to satisfy accrued interest obligations	—	198
Amortization of debt discount	334,494	27,865
Amortization of deferred financing costs	14,545	648

Notes Payable

The following sets forth the Company’s activity of its notes payable during the year ended December 31, 2012 and 2011, respectively:

	Year ended December 31, 2012	Year ended December 31, 2011
Principal repayments	$—	$173,000
Proceeds from issuance of note payable	23,000	821,363
Fair value of 0 and 980,000 shares of common stock to satisfy accrued interest obligations	—	44,000
Issuance of 0 and 8,072,707 shares to satisfy obligations under certain notes payable	—	797,000
Issuance of note payable to satisfy certain accounts payable	119,750	37,500

The Company recognized approximately $536,206 and $763,775 during 2012 and 2011, respectively, as interest expense, which consists of the excess of the fair value of shares of common stock over the carrying value of the convertible promissory notes and notes payable satisfied, amortization of debt discount, amortization of deferred financing costs, fair value of the Company’s shares of common stock and warrants issued in lieu of interest.

NOTE 6 – DERIVATIVE LIABILITIES

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Derivative liability at January 1, 2012	$—
Issuance of embedded conversion features	(851,484))
Net income (loss)- Changes in fair value of derivative liability	251,414
Derivative liability at December 31, 2012	(600,070)

At each measurement date, the fair value of the embedded conversion features and warrants were based on the binomial and the Black Scholes method, respectively.

The fair value of the derivative instruments were based on the following assumptions:

	December 31, 2012	Issuance or reclassification of contracts during the year ended December 31, 2012	December 31, 2011	Issuance or reclassification of contracts during the year ended December 31, 2011
Embedded Conversion Features:
Effective Exercise price	$0.05	$0.08 - 0.13	$0.20	$0.08 - 0.13
Effective Market price	$0.01	$0.08 - 0.13	$0.075	$0.08 - 0.13
Volatility	80%	69%	77%	69%
Risk-free interest	0.25%	0.25 - 1.93%	0.25%	0.25 - 1.93%
Terms days	1	1	1	1
Expected dividend rate	0%	0%	0%	0%

Warrants:
Effective Exercise price	$0.21	$0.06 - 0.34	$0.21	$0.06 - 0.34
Effective Market price	$0.01	$0.08 - 0.15	$0.075	$0.08 - 0.15
Volatility	80%	69-78%	77%	69-78%
Risk-free interest	0.25%	0.25-1.76%	0.25%	0.25-1.76%
Terms	610	76-1825	610	76-1825
Expected dividend rate	0%	0%	0%	0%

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

During the year ended December 31, 2011, the Company issued 100,000 shares of its Series B Preferred Stock.  The Series B Preferred Stock’s designation provides voting rights amounting to 400-to-1 shares.  The Company issued 50,000 of such shares to one of its executives.  Additionally, the Company issued 50,000 of such shares to one of its lenders and shareholders, who has granted a $1.5 million convertible note payable and was the owner of 7,416,666 shares of the Company’s common stock at the date of issuance of the $1.5 million convertible note payable. He was subsequently appointed a director and is the holder of 28,599,078 shares as of December 31, 2012.

The issuance of the shares of Series B Preferred Stock was recognized at their par value.

Common Stock

During December 2011, the Company increased its authorized shares of common stock to 450,000,000.

The issuance of common stock during the year ended December 31, 2011 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued interest payment for 8% and 10% convertible promissory notes	767,623	$50,995	$0.07
Fair value of shares of common stock issued as interest payment on note payable	250,000	12,500	0.05
Services performed- Investor relations	6,695,000	831,325	0.04-0.10
Services performed-Consulting	5,340,000	550,000	0.03-0.135
Exercised stock options	4,900,404	134,004	0.01-0.06
Exercised warrants	6,109,403	647,366	0.05-.010
Conversion of convertible promissory notes and notes payable	29,770,332	1,749,340	0.05-0.16
Private placement, net of finder’s fee of $57,330	50,117,856	2,243,853	0.03-0.07
Interest associated with issuance of notes payable	500,000	44,000	0.088

The issuance of common stock during the year ended December 31, 2012 is summarized in the table below:

	Number of Shares of Common Stock	Value at Issuance	Value at Issuance (per share)
Accrued interest payment for 8% and 10% convertible promissory notes	2,116,737	$137,510	$0.05
Common shares issued for services performed	23,575,000	844,730	0.01-0.07
Exercise of stock options	3,640,000	78,400	0.025
Exercise of warrants	4,000,000	47,500	0.01-.003
Conversion of convertible promissory notes	16,666,666	166,666	0.01
Private placement	53,140,903	735,333	0.01-0.0

Additionally, the Company issued 3,000,000 shares of its common stock as collateral in connection with the issuance of a note payable of $60,000 during the year ended December 31, 2012.

Warrants

The issuance of warrants during the year ended December 31, 2011 is summarized in the table below:

	Number of	Exercise	Expiration	Value at
Association	Warrants	Price	Date	Issuance
Private Placement	1,090,000	$0.09	1/5/2014	$—

Finder's Fees	4,575,000	$0.05 - 0.012	2/14/14 - 1/5/14	—

Conversion of 8%
Note payable	166,667	$0.16	1/14/2013	—

Accrued interest on
Conversion of 8%
Note payable	19,981	$0.16	1/14/2013	198

Issuance of convertible
Promissory note	5,000,000	$0.09	6/17/2016	—

The issuance of warrants during the year ended December 31, 2012 is summarized in the table below:

	Number of	Exercise	Expiration	Value at
Association	Warrants	Price	Date	Issuance
Private Placement	19,016,665	$0.01-0.07	4/1/15 – 12/20/2015	$—

Issuance of
Note payable	28,650,000	$0.03-0.05	5/7/2015-12/24/2015	4,496

Services	1,000,000	$0.018	5/21/2015	33,397

The fair value of the warrants granted is based on the Black Scholes Model using the following assumptions:

	December 31, 2011	December 31, 2012
Exercise price:	$0.06 - $0.34	$0.01 - $0.074
Market price at date of grant:	$0.08 - $0.15	$0.01 - $0.48
Expected volatility:	69% - 78%	69% - 80%
Term:	0 – 5 years	3 years
Risk-free interest rate:	1.76% - 1.93%	0.36% - 0.72%

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Stock option activity for the years ended December 31, 2012 and 2011, respectively is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2011	27,166,497	$0.18

Granted	15,084,417	0.14
Exercised	(4,900,404	0.04
Expired	(2,979,817)	0.28
Outstanding at December 31, 2011	34,370,693	0.17	1.50	$269,711

Granted	5,640,000	0.023	3.55	0
Exercised	(3,640,000)	0.02
Expired
Outstanding at December 31, 2012	34,370,693	$0.17	1.80	$162,938

Exercisable and vested at December 31, 2012	26,870,693	$0.01	2.30	$162,938

	December 31, 2011	December 31, 2012
Exercise Price	$0.03-0.08	$0.02-0.05
Market price at date of grant	$0.05-0.08	$0.02-0.07
Expected volatility	69% - 78%	76.15% - 76.21%
Risk-free interest rate	1.76% - 1.93%	0.51% - 0.72%

The following activity occurred under the Company’s option plan:

	Year ended December 31,
	2012	2011
Weighted-average grant-date fair value of options granted	$0.04	$0.04
Fair value of options recognized as expense:	$312,484	$651,041
Options granted	5,640,000	7,584,417

The total compensation cost related to non-vested options not yet recognized amounted to approximately $85,000 at December 31, 2012 and the Company expects that it will be recognized over the following weighted-average period of 13 months.

NOTE 8 - INCOME TAXES

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows at December 31:

	2012	2011
Tax at US statutory rate	35.0%	35.0%
State tax rate, net of federal benefits	4.0	4.0
Permanent differences: Changes in fair value of derivative liability Fair value of shares issued for financing and operating activities	(11.0)	(11.0)
Change in valuation allowance	(41.0)	(41.0)
Effective tax rate	0.0%	0.0%

* Permanent differences consist of changes in fair value derivative liability and fair value of shares issued for financing or operating activities.

Management believes it is more likely than not that it will be able to offset its deferred tax liability against its net operating losses.

The components of the deferred tax assets and liabilities are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry-forward	$29,549,813	$26,020,000
Accrued expenses unpaid within 75 days	$4,455,882	$2,640,000
Options issued as compensation	78,400	390,000
Less: valuation allowance	(34,084,095)	(29,050,000)
Net deferred tax assets	$—	$—

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

In February 2012, a former employee filed suit against the Company alleging various employment related claims. The Company conducted litigation and discovery, the case is in settlement discussions and was set for trial in 2013.

In June 2012, a vendor filed suit against the Company for breach of contract related to call center services they provided. The Company is currently conducting litigation and discovery, the case is not yet set for trial.

At December 31, 2012, the Company has recorded liabilities in connection with such legal proceedings.

In addition, one of the Company’s note holders has initiated a dispute that is currently in dispute pertaining to an unreasonable amount of penalties and interest related to a prepayment. We are currently negotiating a settlement offer. This case has not been settled, but it is highly likely that there will be a favorable outcome.

Operating Leases

The Company entered into a 2-year lease for certain office space in Minden, Nevada, effective June 1, 2011 through May 31, 2013. Under the terms of the lease, the Company pays monthly base rent of $3,000. Pursuant to the terms of the lease, it may renewed for one additional two year period.

During October 2011, the Company entered into a 2-year lease for certain office space in Los Angeles, California, effective November 15, 2011. Under the terms of the lease, the Company paid monthly base rent of $8,664. This lease was terminated during the fourth quarter of 2012.

Future annual minimum payments, net of sublease income, required under operating lease obligations at December 31, 2012 are as follows:

Future Minimum Lease Payments
2013	$15,000
2014	$-
2015	$-

NOTE 10 - GAIN ON WRITE-OFF FROM DEBT SETTLEMENTS

During the twelve months ended December 31, 2012, the Company recorded a gain from debt settlements of $446,387 on write off of certain payables on which the statute of limitations has expired relating to the collectability of these payables.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company did not engage in any related party transactions for the year ended December 31, 2012.

NOTE 12 - SEGMENTS

During the years ended December 31, 2012 and 2011, the Company operated in one business segment. The percentages of sales by geographic region for the years ended December 31, 2012 and 2011 were approximately:

	2012	2011
United States	32%	44%
Europe	68%	56%

