Form 10-K/A
period 2012-12-31
SPARE BACKUP, INC.
filed 2013-05-10
CIK 1103577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Spare Backup, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012 (Amendment No. 1) to make certain revisions to information appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on April 22, 2013 (the “Original Filing”) to correct immaterial errors to such disclosure which appeared in the Original Filing. None of these revisions resulted in a material change from the information which was previously contained in the Original Filing nor did they result in a restatement of our audited financial statements for the year ended December 31, 2012 contained therein. This Amendment No. 1 also contains currently dated consents of our independent registered public accountings firms filed as Exhibit 23.1 and 23.2 and currently dated certifications filed or furnished as Exhibits 31.1, 31.2 and 32.1. No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Original Filing, except as set forth herein. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

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

Our Products and Services

Our flagship products are Spare Mobile™ and Spare Backup™, a fully-automated remote backup solution designed and developed for mobile devices and small office or home environment users, allowing automatic and efficient backups of all data on selected mobile devices, laptop and desktop computers. As a result, we believe consumers and small companies can ensure file safety of all files contained on their mobile devices, personal computers (PCs) and laptops for backup and retrieval. We launched our Spare Back-up service and software product version 1.0 in March 2005 and are currently offering version 6.0 of the product. Our software has characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

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

Results of Operations

SPARE BACKUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2012	2011	in $ 2012	in % 2012
			Vs. 2011	Vs. 2011

Net Revenues	$539,396	$399,343	$140,053	35.1%

Operating expenses:
Research and development	817,369	1,088,689	(271,320)	-24.9%
Selling, general and administrative	3,463,449	6,863,149	(3,399,700)	-49.5%
Total operating expenses	4,280,818	7,951,838	(3,671,020)	-46.2%

Operating loss	(3,741,422)	(7,552,495)	3,811,073	-50.5%

Other income (expense):
Change in fair value of derivative liabilities	251,414	2,296,519	(2,045,105)	-89.1%
Gain from debt settlement	329,721	171,624	158,097)	92.1%
Realized gain on foreign currency	(1,828)	(2,736)	908	NM
Interest expense	(536,206)	(763,775)	227.569	-29.8%
Total other income (expense)	43,101	1,701,632	(1,658,531)	-97.5%

Net loss	(3,698,321)	(5,850,863)	2,152,542	-36.8%

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

The decrease in selling, general and administrative expenses in 2012, as compared to 2011 of $3,399,700 or 49.5% is primarily due to the following:

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

Liquidity and Capital Resources

At December 31, 2012, our cash overdraft amounted to $18,136 and our working deficit amounted to approximately $11,530,844 as compared with the cash overdraft of $70,750 and a working deficit of approximately $10,909,000 at December 31, 2011.

During the year ended December 31, 2012, we used cash in our operating activities amounting to approximately $1,685,126. Our cash used in operating activities was comprised of our net loss of approximately $3,698,321 adjusted for the following:

●	Change in fair value of our derivative liabilities of approximately $600,770;
●	Fair value of shares of common stock issued in connection with services rendered of approximately $844,730;
●	Fair value of options and warrants issued for services of approximately $350,377;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activities:

●	Decrease in accounts payable, accrued expenses and accrued payroll taxes of approximately $900,577, resulting from delays in payments to satisfy our obligations due to our liquidity issues.

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

Going Concern

We have generated insufficient revenues since our inception on September 12, 2002, and have incurred net losses of approximately $120.5 million from cash and non-cash activity since inception through December 31, 2012. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

On January 14, 2010, the board approved the re-pricing of all options granted to our employees and directors. The new exercise price for all options is $0.18.

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

None.

Director Independence

Mr. Wray is "independent" within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market, Inc.

Item 14. Principal Accountant Fees and Services

Sherb & Co., LLP served as our independent registered public accounting firm for Q1-Q3 during the fiscal year ended December 31, 2012. The following table shows the fees that were billed for the audit and review services provided by such firm during the year ended December 31, 2012 and 2011. On April 5, 2013, the Company dismissed Sherb & Co., LLP as its auditor. The decision to change independent registered public accounting firm was approved by the Board of Directors of the Company.

Fee Category	2012	2011
Audit Fees	$84,900	$74,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$84,900	$74,000

On April 5, 2013, concurrent with the dismissal of Sherb & Co, the Company, upon the Board of Directors’ approval, engaged Li and Company, PC (“LICO”) as its new independent registered public accounting firm to audit and review the Company’s consolidated financial statements effective April 5, 2013. LICO did not render or bill for the audit and review services to us during the year ended December 31, 2012 or 2011.

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

23.1   Consent of Li and Company, PC*

23.2   Consent of Sherb & Company, LLP *

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

Date: May 10, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Cery Perle	Chief Executive Officer, President and Chairman of the Board	May 10, 2013
Cery Perle	(Principal executive officer and financial officer)

By: /s/ Daniel Wray	Director	May 10, 2013
Daniel Wray

SPARE BACKUP, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

/s/ Li and Company, PC Li and Company, PC Skillman, New Jersey May 10, 2013

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

/s/ Sherb & Company, LLP New York, New York April 25, 2012

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

Current Assets:
Cash	$—	$—
Accounts receivable, net of allowance for doubtful accounts of $86,714 and $100,000, respectively	84,282	120,248
Prepaid expenses	—	10,599
Total current assets	84,282	130,847

Property and equipment, net of accumulated depreciation of $341,255 and $279,345, respectively	37,448	98,070

Other assets	61,209	85,522

Total assets	$182,939	$314,439

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,669,218	$3,615,504
Overdraft liability	18,136	70,750
Accrued payroll taxes	4,455,882	4,314,670
Current maturities of convertible promissory notes, net of discount of $528,788 and $0, respectively	2,000,672	1,918,735
Accrued interest on notes	244,948	215,004
Notes payable	508,000	787,600
Deferred revenue	102,500	102,500
Derivative liabilities	600,770	—
Due to stockholder	15,000	15,000

Total current liabilities	11,615,126	11,039,763

Non-current Liabilities:
Convertible promissory notes, net of current maturities	618,440	—

Total non-current liabilities	618,440	—

Total liabilities	12,233,566	11,039,763

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized:
50,000 and 100,000 shares designated as Series A and Series B Preferred Stock, respectively
Series A Preferred stock, par value $0.001, 50,000 shares designated:
50,000 shares issued and outstanding	50	50
Series B Preferred stock, par value $0.001, 100,000 shares designated:
100,000 shares issued and outstanding	100	100
Common stock; par value $0.001; 900,000,000 shares authorized;
407,349,546 and 303,943,573 issued and outstanding, respectively	407,349	303,943
Additional paid-in capital	108,034,704	105,765,093
Accumulated deficit	(120,492,830)	(116,794,510)

Total stockholders’ deficit	(12,050,627)	(10,725,324)

Total liabilities and stockholders’ deficit	$182,939	$314,439

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve-month periods ended
	December 31,
	2012	2011

Net Revenues	$539,396	$399,343

Operating expenses:
Research and development	817,369	1,088,689
Selling, general and administrative	3,463,449	6,863,149
Total operating expenses	4,280,818	7,951,838

Operating loss	(3,741,422)	(7,552,495)

Other income (expense):
Change in fair value of derivative liabilities	251,414	2,296,519
Gain from debt settlements	329,721	171,624
Interest expense	(536,206)	(763,775)
Other loss	(1,828)	(2,736)
Total other income (expense)	43,101	1,701,632

Net loss	$(3,698,321)	$(5,850,863)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Basic and diluted weighted average common
shares outstanding	349,325,696	258,789,468

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Year Ended December 31, 2011

							Additional			Total Stockholders'
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-in	Accumulated	Deferred	Equity
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Compensation	(Deficit)
Ending balance, December 31, 2010	50,000	$50	—	$—	200,342,955	$200,343	$101,097,359	$(110,943,647)	$—	$(9,645,895)

Common stock issued for cash, net of costs	—	—	—	—	50,117,856	50,118	2,193,735	—	—	2,243,853
Fair value of shares issued for interest payment	—	—	—	—	517,623	518	70,091	—	—	70,609
Fair value of shares issued for services	—	—	—	—	12,035,000	12,035	1,124,290	—	—	1,136,325
Issuance of preferred stock	—	—	100,000	100	—	—	(100)	—	—	—
Conversion of convertible promissory notes	—	—	—	—	13,147,625	13,148	426,142	—	—	439,290
Exercise of stock options	—	—	—	—	4,900,404	4,900	129,104	—	—	134,004
Exercise of warrants	—	—	—	—	6,109,403	6,109	641,257	—	—	647,366
Issuance of common stock pursuant to conversion of line of credit	—	—	—	—	8,550,000	8,550	504,500	—	—	513,050
Fair value of convertible promissory note repricing	—	—	—	—	—	—	266	—	—	266
Fair value of shares issued to satisfy notes payable	—	—	—	—	8,072,707	8,073	788,927	—	—	797,000
Fair value of shares issued for interest on note payable					250,000	250	12,250			12,500
Fair value of warrants issued and embedded conversion feature	—	—	—	—	—	—	47,672	—	—	47,672
Fair value of warrants issued for accrued interest	—	—	—	—	—	—	198	—	—	198
Cancellation of shares	—	—	—	—	(1,200,000)	(1,200)	(116,800)	—	—	(118,000)
Fair value of warrants issued for interest	—	—	—	—	—	—	—	—	—	—
Fair value of shares issued in connection with the issuance of notes payable	—	—	—	—	500,000	500	43,500	—	—	44,000
Reprice of previous agreement for common stock issued for cash	—	—	—	—	600,000	600	(600)	—	—	—
Fair value of options issued for services	—	—	—	—	—	—	531,552	—	—	531,552
Reclassification of equity contracts to liability contracts	—	—	—	—	—	—	(2,407,261)	—	—	(2,407,261)
Reclassification of liability contracts to equity contracts	—	—	—	—	—	—	519,389	—	—	519,389
Beneficial conversion feature	—	—	—	—	—	—	38,000	—	—	38,000
Fair value of options and warrants modifications	—	—	—	—	—	—	121,621	—	—	121,621
Net loss	—	—	—	—	—	—	—	(5,850,863)	—	(5,850,863)
Ending balance, December 31, 2011	50,000	$50	100,000	$100	303,943,573	$303,943	$105,765,092	$(116,794,510)	$—	$(10,725,325)

SPARE BACKUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Year Ended December 31, 2012

	Series A		Series B
	Preferred		Preferred		Common		Additional
	Stock		Stock		Stock		Paid in Capital	ACC. Deficit	Total
	#	$	#	$	#	$	$	$	$

Beginning Balance	50,000	50	100,000	100	303,943,573	303,943	105,765,092	(116,794,510)	(10,725,325)

Issuance of common stock and warrants for cash:					53,140,903	53,141	682,192		735,333

Reprice of previous agreement					266,667	267	(267)		—

Issuance of common stock for Conversion of convertible notes payable					16,666,666	16,667	149,999		166,666

Isuance of common stock for services					23,575,000	23,575	821,155		844,730

Excersie of stock options					3,640,000	3,640	74,760		78,400

Excersie of warrants					4,000,000	4,000	43,500		47,500

Isuance of warrants for services					—		33,397		33,397

Isuance of warrants for interest							4,496		4,496

Common Stock issued for accrued interest					2,116,737	2,117	135,393		137,510

FV options							312,484		312,484

Warrant modification exp							12,502		12,502

Net loss								(3,698,321)	(3,698,321)

Closing Balance	50,000	50	100,000	100	407,349,546	407,349	108,034,704	(120,492,830)	(12,050,627)

See Notes to Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(3,698,321)	$(5,850,863)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative liabilities	(251,414)	(2,296,519)
Fair value of options and warrants issued for services and interest	345,881	851,041
Fair value of option and warrant modifications	12,502
Fair value of warrants issued for accrued interest	4,496	223,510
Fair value of common stock issued in connection with service rendered	844,730	1,018,325
Fair value of common stock issued in connection with note payable issuance	—	119,971
Bad debt	(13,286)	35,000
Depreciation and amortization	61,910	217,537
Gain on extinguishment of accounts payable	(446,387)	171,348
Loss on extinguishment of convertible notes payable	116,666	—
Amortization of debt discount	323,415	27,865
Changes in operating assets and liabilities:
Accounts receivable	49,251	(129,712)
Prepaid expense and other current assets	10,599	48,199
Deferred financing costs	(2,959)	648
Other assets	27,272	(32,522)
Accounts payable, accrued expense and accrued payroll taxes	900,577	1,601,141
Accrued interest on convertible promissory notes	29,942	183,531

Net cash used in operating activities	(1,685,126)	(3,811,500)

Cash flows used in investing activities:
Capital expenditures	(1,288)	(10,265)

Net cash used in investing activities	(1,288)	(10,265)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	854,795	490,000
Proceeds from issuance of notes payable	23,000	821,363
Repayment of notes payable	—	(173,000)
Net proceeds from issuance of common stock for cash	735,333	2,244,027
Cash overdraft	(52,614)	(56,571)
Proceeds from exercise of warrants	47,500	360,827
Proceeds from exercise of stock options	78,400	135,119

Net cash provided by financing activities	1,686,414	3,821,765

Net change in cash	—	—

Cash, beginning of year	—	—

Cash, end of year	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,316	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Write off of fully depreciated property and equipment	$—	$697,094
Fair value of warrants and embedded conversion features issued in connection with the issuance of convertible promissory notes and
corresponding debt discount	$—	$38,000
Conversion of convertible promissory notes and accrued interest
into shares of common stock	$166,667	$439,290
Issuance of a note payable to pay certain accounts payable	$119,750	$52,500
Reclassification from liability to equity contract	$—	$519,389
Reclassification from liability to equity contract	$—	$2,407,261
Fair value of shares of common stock issued for payment of
accrued interest	$137,510	$—

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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred net losses of approximately $3.5 million during the year ended December 31, 2012. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, including accrued payroll taxes and statutory additions amounting to approximately $4.5 million at December 31, 2012, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2012 and 2011, with the exception of its convertible promissory notes and derivative liabilities.  The carrying amount of the convertible promissory notes at December 31, 2012 and 2011 approximate their respective fair value based on the Company’s incremental borrowing rate. The derivative liabilities are computed using either the Black-Scholes Model or the binomial method.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,	December 31,
	Estimated life	2012	2011
Computer and office equipment	3 to 5 years	$378,703	$377,415
Leasehold improvements	5 years	—	—
		378,703	377,415
Less Accumulated depreciation		(341,255)	(279,345)
		$37,448	$98,070

Depreciation expense amounted to $61,910 and $217,537 during the years ended December 31, 2012 and 2011, respectively.

NOTE 4 – ACCRUED PAYROLL TAXES

At December 31, 2012, the Company recorded a liability of approximately $4.5 million to certain U.S. and state governmental agencies for unpaid payroll taxes, including statutory additions, such as interest and penalties.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following as of:

	December 31, 2012	December 31, 2011

Convertible promissory notes bearing interest at 8% per annum, matured in August 2009. Interest payable commencing the quarter ending December 31, 2007, payable within 30 days after the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at a range of 90% of the average closing price for the common stock for the five (5) trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of its common stock at an effective conversion rate of $0.25 per share. The notes are currently past due.	$1,593,772	$1,593,772

Convertible promissory notes payable bearing interest at 10% per annum, matured between August 2008 and October 2011. Interest payable commencing the quarter ending September 30, 2008, within 30 days after the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at 100% of the volume weighted average price for the common stock for ten (10) trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of the Company’s common stock at an effective conversion rate ranging from $0.05 to $0.25 per share. The notes are currently past due.	274,963	324,963

Convertible note facility up to $1.5 million, convertible at 75% of the Company’s five (5) day moving average quoted price of the stock for that month, bearing interest at 10% per annum, payable monthly beginning August 2011, maturing in June 2014.	585,000	—

Convertible note payable secured by 3,000,000 restricted shares of the common stock of the Company, convertible at the lesser of: 1) 70% of the lowest traded price of the Company’s common stock for the 20 trading days prior to the conversion, or 2) $0.035 per share, bearing a one-time interest payment of 10%, payable upon conversion, matured December 15, 2012. The note is currently past due.	60,000
		—
Convertible note facility up to $385,000, convertible at the lesser of: 1) $0.035 per share, or 2) 70% of the lowest trade price in the 25 trading days prior to the conversion, bearing an original issuance discount of 9.1% and no interest for the first 90 days, bearing a one-time interest payment of 5% after 90 days, payable on conversion, maturing one year from the effective date of each receipt.	54,545	—

Convertible note payable - 10%, convertible at 60% of the average of the lowest three trading prices for the Company’s common stock in the ten day trading period ended one trading day prior to the conversion date, bearing interest at 6% per annum, payable upon conversion, matured on February 18, 2013. The notes is currently past due.	160,000	—

Convertible note payable valued at $100,000, convertible at a conversion price of $0.05 per share at maturity or when in default at a strike price of $0.01 per share, maturing on September 5, 2012, 2 million warrants with a strike price of one cent per share, matured on October 15, 2012. The note is currently past due.	100,000	—

Convertible note payable issued with a two (2) year 2,000,000 warrants with exercise price of $0.01 convertible at maturity with conversion price of $0.0125 per share, matured on October 15, 2012. The note is currently past due.	34,000	—

Convertible note payable, issued on August 22, 2012, bearing interest at 6% per annum, payable in common stock, maturing on August 22, 2014, with principal and interest convertible to common stock at 70% of the lowest closing bid price for any of the five (5) trading days including the day upon which a Notice of Conversion is received by the Company.	75,000	—

Convertible note payable issued with warrants to purchase 8.3 million shares of the Company’s common stock over a three (3) year period with an exercise price of $0.05 per share, bearing interest at 12% per annum payable in common stock, with principal and interest convertible to common stock at 50% of the lowest closing bid price for any of the five (5) trading days including the day upon which a Notice of Conversion is received by the Company, matured on December 20, 2012. The note is currently past due.	41,500	—

Convertible note payable issued with warrants to purchase 20.25 million shares of the Company’s common stock over a three (3) year period with an exercise price of $0.05 per share, bearing interest at 12% per annum payable in common stock, , with principal and interest convertible to common stock at 50% of the lowest closing bid price for any of the five (5) trading days including the day upon which a Notice of Conversion is received by the Company, matured on December 20, 2012. The note is currently past due.	137,500	—

Convertible note payable, convertible at $0.05 per share, non-interest bearing and due on demand.	29,600	—

Convertible note payable, convertible at $0.02 per share, non-interest bearing and due on demand .	2,000	—

Total convertible notes payable	3,147,880	1,918,735

Long-term portion	(618,440)	(-)

	2,529,440	1,918,735

Discount on convertible notes payable	(528,768)	(-)

Current maturities, net of discount	$2,000,672	$1,918,735

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

NOTE 6 – DERIVATIVE LIABILITIES

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Derivative liability at January 1, 2012	$—
Issuance of embedded conversion features	(852,184)
Net income (loss)- Changes in fair value of derivative liability	251,414
Derivative liability at December 31, 2012	(600,770)

At each measurement date, the fair value of the embedded conversion features and warrants were based on the binomial and the Black- Scholes method, respectively.

The fair value of the derivative instruments were based on the following assumptions:

	December 31, 2012	Issuance or reclassification of contracts during the year ended December 31, 2012	December 31, 2011	Issuance or reclassification of contracts during the year ended December 31, 2011
Embedded Conversion Features:
Effective Exercise price	$0.01-0.0125	$0.01 - 0.0125	$0.20	$0.08 - 0.13
Effective Market price	$0.01	$0.0275	$0.075	$0.08 - 0.13
Volatility	80%	76%	77%	69%
Risk-free interest	0.06-0.36%	0.02 – 0.25%	0.25%	0.25 - 1.93%
Terms days	0-228	32-365	1	1
Expected dividend rate	0%	0%	0%	0%

Warrants:
Effective Exercise price	$0.008-0.05	$0.01 - 0.05	$0.21	$0.06 - 0.34
Effective Market price	$0.01	$0.01 - 0.45	$0.075	$0.08 - 0.15
Volatility	76%-80%	76-80%	77%	69-78%
Risk-free interest	0.05-0.36%	0.23-0.72%	0.25%	0.25-1.76%
Terms	193-1095	0-1084	610	76-1825
Expected dividend rate	0%	0%	0%	0%

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

During the year ended December 31, 2011, the Company issued 100,000 shares of its Series B Preferred Stock.  The Series B Preferred Stock’s designation provides voting rights amounting to 400 votes per share.  The Company issued 50,000 of such shares to one of its executives.  Additionally, the Company issued 50,000 of such shares to one of its lenders and shareholders, who has granted $1.5 million for a convertible note payable and was the owner of 7,416,666 shares of the Company’s common stock at the date of issuance of the $1.5 million convertible note payable. He was subsequently appointed a director and is the holder of 28,599,078 common shares as of December 31, 2012.

The issuance of the shares of Series B Preferred Stock was recognized at their par value.

Common Stock

During December 2011, the Company increased its authorized shares of common stock to 450,000,000.

On April 5, 2013, the Company filed Certificate of Amendment to the Certificate of Incorporation to increase its authorized shares of common stock from 450,000,000 to 900,000,000. The financial statements give retroactive effect to this increase in authorization.

The issuance of common stock during the year ended December 31, 2011 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Accrued interest payment for 8% and 10% convertible promissory notes	767,623	$50,995	$0.07
Fair value of shares of common stock issued as interest payment on note payable	250,000	12,500	0.05
Services performed- Investor relations	6,695,000	831,325	0.04-0.10
Services performed-Consulting	5,340,000	550,000	0.03-0.135
Exercised stock options	4,900,404	134,004	0.01-0.06
Exercised warrants	6,109,403	647,366	0.05-.010
Conversion of convertible promissory notes and notes payable	29,770,332	1,749,340	0.05-0.16
Private placement, net of finder’s fee of $57,330	50,117,856	2,243,853	0.03-0.07
Interest associated with issuance of notes payable	500,000	44,000	0.088

The issuance of common stock during the year ended December 31, 2012 is summarized in the table below:

	Number of Shares of Common Stock	Value at Issuance	Value at Issuance (per share)
Accrued interest payment for 8% and 10% convertible promissory notes	2,116,737	$137,510	$0.049-0.142
Common shares issued for services performed	23,575,000	844,730	0.01-0.072
Exercise of stock options	3,640,000	78,400	0.02-.025
Exercise of warrants	4,000,000	47,500	0.01-.003
Conversion of convertible promissory notes	16,666,666	166,666	0.001
Private placement	53,140,903	735,333	0.01-0.05

Warrants

The issuance of warrants during the year ended December 31, 2011 is summarized in the table below:

	Number of	Exercise	Expiration	Value at
Association	Warrants	Price	Date	Issuance
Private Placement	1,090,000	$0.09	1/5/2014	$—

Finder's Fees	4,575,000	$0.05 - 0.012	2/14/14 - 1/5/14	—

Conversion of 8%
Note payable	166,667	$0.16	1/14/2013	—

Accrued interest on
Conversion of 8%
Note payable	19,981	$0.16	1/14/2013	198

Issuance of convertible
Promissory note	5,000,000	$0.09	6/17/2016	—

The issuance of warrants during the year ended December 31, 2012 is summarized in the table below:

	Number of	Exercise	Expiration	Value at
Association	Warrants	Price	Date	Issuance
Private Placement	19,016,665	$0.01-0.07	4/1/15 – 12/20/2015	$—

Issuance of
Note payable	28,650,000	$0.03-0.05	5/7/2015-12/24/2015	4,496

Services	1,000,000	$0.018	5/21/2015	33,397

The fair value of the warrants granted is based on the Black Scholes Model using the following assumptions:

	December 31, 2011	December 31, 2012
Exercise price:	$0.06 - $0.34	$0.01 - $0.074
Market price at date of grant:	$0.08 - $0.15	$0.01 - $0.480
Expected volatility:	69% - 78%	69% - 80%
Term:	0 – 5 years	3 years
Risk-free interest rate:	1.76% - 1.93%	0.36% - 0.72%

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Stock option activity for the years ended December 31, 2012 and 2011, respectively is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2011	27,166,497	$0.18

Granted	15,084,417	0.14
Exercised	(4,900,404)	0.04
Expired	(2,979,817)		0.28
Outstanding at December 31, 2011	34,370,693	0.17	1.50	$269,711

Granted	5,640,000	0.023	3.55	0
Exercised	(3,640,000)	0.02
Expired	(-)
Outstanding at December 31, 2012	36,370,693	$0.17	1.80	$162,938

Exercisable and vested at December 31, 2012	36,370,693	$0.01	2.30	$162,938

	December 31, 2011	December 31, 2012
Exercise Price	$0.03-0.08	$0.02-0.05
Market price at date of grant	$0.05-0.08	$0.02-0.07
Expected volatility	69% - 78%	76.15% - 76.21%
Risk-free interest rate	1.76% - 1.93%	0.51% - 0.72%

The following activity occurred under the Company’s option plan:

	Year ended December 31,
	2012	2011
Weighted-average grant-date fair value of options granted	$0.04	$0.04
Fair value of options recognized as expense:	$312,484	$651,041
Options granted	5,640,000	7,584,417

NOTE 8 - INCOME TAX PROVISIONB

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows at December 31:

	2012	2011
Tax at US statutory rate	35.0%	35.0%
State tax rate, net of federal benefits	4.0	4.0
Permanent differences: Changes in fair value of derivative liability fair value of shares issued for financing and operating activities	(11.0)	(11.0)
Change in valuation allowance	(28.0)	(28.0)
Effective tax rate	0.0%	0.0%

* Permanent differences consist of changes in fair value derivative liability and fair value of shares issued for financing or operating activities.

Management believes it is more likely than not that it will be able to offset its deferred tax liability against its net operating losses.

The components of the deferred tax assets and liabilities are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry-forward	$29,549,813	$26,020,000
Accrued expenses unpaid within 75 days	$4,455,882	$2,640,000
Options issued as compensation	78,400	390,000
Less: valuation allowance	(34,084,095)	(29,050,000)
Net deferred tax assets	$—	$—

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company has appealed to the California Court of Appeals in a matter involving a consultant. The issue on appeal is the California Superior Court’s failure to disregard a NY state court judgment for approximately $100,000, which the Company asserts was improperly entered and, therefore, should not be recognized as a valid sister state judgment. The Company’s likelihood of success on this appeal cannot be determined at this time. The Company made $15,000 and $50,000 payments towards this $100,000 judgment during 2012 and 2011, respectively, with remaining balances of $35,000 due and payable at December 31, 2012 under this judgment.

In February 2012, a former employee filed suit against the Company alleging various employment related claims. The Company conducted litigation discovery, the case is in settlement discussions and was set for trial in 2013.

In June 2012, a vendor filed suit against the Company for breach of contract related to call center services they provided. The Company is currently conducting litigation discovery, the case is not yet set for trial.

Operating Leases

The Company entered into a 2-year lease for certain office space in Minden, Nevada, effective June 1, 2011 through May 31, 2013. Under the terms of the lease, the Company pays monthly base rent of $3,000. Pursuant to the terms of the lease, it may be renewed for one additional two year period.

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

NOTE 10 - GAIN ON WRITE-OFF FROM DEBT SETTLEMENTS

During the twelve months ended December 31, 2012, the Company recorded a gain from debt settlements of $446,387 on the write off of certain payables on which the statute of limitations has expired relating to the collectability of these payables.

During the year ended December 31, 2012, the Company recorded a loss from convertible note conversion of $116,666 on the conversion of $50,000 convertible note.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  Certain reportable subsequent events to be disclosed are as follows:

On March 27, 2013 a note holder filed suit against the company in Delaware chancery court seeking approximately $276,000 in damages for breach of contract. The company plans to vigorously defend the lawsuit.

