Form 10-Q
period 2013-03-31
SPARE BACKUP, INC.
filed 2013-08-23
CIK 1103577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]      No [ x ]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 447,887,403 shares of common stock are issued and outstanding as of July 10, 2013.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Spare Backup,” the Company”, “ we”, “our”, and “us” refers to Spare Backup, Inc., a Delaware corporation formerly known as Newport International Group, Inc., and our subsidiary. The information which appears on our web site is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to increase our revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2012 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

1

SPARE BACKUP, INC.

2

PART I - FINANCIAL INFORMATION

3

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$—	$—
Accounts receivable, net allowance for doubtful accounts of $156,706 and $86,714 respectively	98,908	84,282
Prepaid expenses	—	—
Total current assets	98,908	84,282

Property and equipment	379,758	378,703
Accumulated Depreciation	(351,394)	(341,255)
Property and equipment, net	28,364	37,448
Loan Receivable	3,750	3,750
Security Deposits	68,500	54,500
Deferred Financing Costs	2,959	2,959
Total assets	$202,481	$182,939

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,522,824	$3,669,218
Bank Overdraft	16,185	18,136
Accrued payroll taxes	4,538,321	4,455,882
Current maturities of convertible promissory notes, net of discount of $1,091,028 and $528,788, respectively	1,618,160	2,000,672
Accrued interest on notes	309,152	244,948
Notes payable	536,011	508,000
Derivative liabilities	1,925,831	600,770
Deferred revenue	102,500	102,500
Due to stockholder	15,000	15,000
Total current liabilities	12,583,984	11,615,126
Non-current Liabilities:
Convertible promissory notes, net of current maturities	539,692	618,440

Total non-current liabilities	539,692	618,440

Total liabilities	13,123,676	12,233,566
Stockholders' Deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized:
50,000 and 100,000 shares designated as Series A and Series B Preferred Stock, respectively
Series A Preferred stock, par value $0.001, 50,000 shares designated:
50,000 shares issued and outstanding	50	50
Series B Preferred stock, par value $0.001, 100,000 shares designated:
100,000 shares issued and outstanding	100	100
Common stock; par value $0.001; 900,000,000 shares authorized;
424,749,442 and 407,349,546 issued and outstanding, respectively	431,554	407,349
Additional paid-in capital	106,700,540	108,034,704
Accumulated deficit	(120,053,439)	(120,492,830)

Total stockholders’ deficit	(12,921,195)	(12,050,627)

Total liabilities and stockholders’ deficit	$202,481	$182,939

See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-months ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues	$160,285	$244,315

Operating expenses:
Research and development	51,594	264,833
Selling, general and administrative	438,685	1,361,280
Total operating expenses	490,279	1,626,113

Operating loss	(329,994)	(1,381,798)

Other income (expense):
Change in fair value of derivative liabilities	1,832,158	—
Gain from debt settlements	179,724	—
Interest Income (expense)	(1,302,814)	(40,797)
Other income (expense)	60,317	—
Other income (expense), net	769,385	(40,797)

Net Income (Net loss)	$439,391	$(1,422,595)

Basic and diluted loss per common share	$0.00	$(0.02)

Basic and diluted weighted average common shares outstanding	418,865,851	306,166,593

 See Notes to Unaudited Consolidated Financial Statements.

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$439,391	$(1,422,595)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(1,832,158)	—
Fair value of options and warrants issued for services	—	275,598
Fair value of option and warrant modifications		—
Fair value of common stock issued in connection with service rendered		280,800
Fair value of convertible promissory notes modifications	—	—
Fair value of common stock issued in connection with note payable issuance	—	—
Fair value of common stock issued to satisfy accrued interest		—
Gain on extinguishment of accounts payable	(179,724)	—
Amortization of Prepaid expenses	—	2,285
Depreciation and amortization	10,139	21,027
Loss on extinguishment of convertible notes payable	—	—
Bad debt	69,993	—
Amortization of debt discount	1,422,271	—
Changes in operating assets and liabilities:
Accounts receivable	(84,619)	(1,502)
Prepaid expense and other current assets		—
Security Deposits	(14,000)	—
Accounts payable, accrued expense	(146,394)	205,916
Accrued payroll Tax	82,439	—
Accrued interest on convertible promissory notes	64,204	38,643

Net cash used in operating activities	(168,458)	(599,828)

Cash flows used in investing activities:
Purchase of property and equipment	(1,055)	(1,055)

Net cash used in investing activities	(1,055)	(1,055)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	40,000	—
Proceeds from issuance of notes payable	48,000	266,000
Net proceeds from issuance of common stock for cash	83,464	306,250
Cash overdraft	(1,951)	(49,767)
Proceeds from exercise of warrants	—	—
Proceeds from exercise of stock options	—	78,400

Net cash provided by financing activities	169,513	600,883

Net increase (decrease) in cash	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

   See Notes to Unaudited Consolidated Financial Statements.

  SPARE BACKUP, INC.

March 31, 2013 and 2012

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Spare Backup, Inc.

Spare Backup, Inc., (the "Company") was incorporated in Delaware in December 1999 under the name First Philadelphia Capital Corp. to serve as a vehicle to effect a merger, exchange of common stock, asset acquisition or other business combination with domestic or foreign private business.

Acquisition of Grass Roots Communications Inc. (“Grass Roots”)

On February 6, 2004, the Company closed an Agreement and Plan of Merger with Grass Roots Communications Inc., a Delaware corporation. Grass Roots was a development stage company incorporated in Delaware in June 2002 initially to create, produce, deliver and track targeted multimedia communications over the Internet. Under the terms of this agreement, Grass Roots became the Company’s wholly-owned subsidiary. At the effective time of the merger, the stockholders of Grass Roots exchanged their securities for approximately 12,300,000 shares of the Company’s common stock, representing approximately 93% of its common stock.

Effective August 16, 2006 the Company changed its name to Spare Backup, Inc.  The Company sells on-line backup solutions software and services to individuals, business professionals, small office and home office companies, and small to medium sized businesses.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation -Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.   Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Annual Report on Form 10-K filed with the SEC on May 10, 2013.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported earnings (losses).

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

 The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Grass Roots Communications Inc	DE	February 6, 2004	100%

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment, website and patents; interest rate; underlying assumptions to estimate the fair value of beneficial conversion features, warrants and options; revenue recognized or recognizable; sales returns and allowances; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, those estimates are adjusted accordingly, if deemed appropriate.

Actual results could differ from those estimates.

 Fair Value of Financial Instruments

The Company follows applicable accounting guidance for disclosures about fair value of its financial instruments. U.S. GAAP establishes a framework for measuring fair value, and requires disclosures about fair value measurements. To provide consistency and comparability in fair value measurements and related disclosures, U.S. GAAP establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally not observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses, payroll taxes payable, and due to factor, approximate their fair values because of the short maturity of these instruments.

The Company’s notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2013 and December 31, 2012.

The Company’s Level 3 financial liabilities consist of the derivative financial instruments for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, website and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities. These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions. Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets. Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any. Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

The Company does not have any off-balance-sheet credit exposure to its customers.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations. Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with applicable paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). When substantially all of the risks and benefits of property ownership have been transferred to the Company, the lease then qualifies as a capital lease. Capital lease assets are depreciated on a straight-line basis over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets, but generally not exceeding the lease term. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

Discount on Debt

The Company allocates the proceeds received from convertible debt instruments between the liability component and equity component, and records the conversion feature as a liability in accordance with subtopic 470-20 of the FASB Accounting Standards Codification (“Subtopic 470-20”). The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 810-10-05-4”). Paragraph 810-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

Derivative Warrant Liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations and comprehensive income (loss) as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company marks to market the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the consolidated statements of operations and comprehensive income (loss).

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm. The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models. In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives). The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features. Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections were then made on the underlying factors which led to potential scenarios. Probabilities were assigned to each scenario based on management projections. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

Embedded Beneficial Conversion Feature of Convertible Instruments

The Company recognizes and measures the embedded beneficial conversion feature of applicable convertible instruments by allocating a portion of the proceeds from the convertible instruments equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the embedded beneficial conversion feature is calculated at the commitment date as the difference between the conversion price and the fair value of the securities into which the convertible instruments are convertible. The Company recognizes the intrinsic value of the embedded beneficial conversion feature of the convertible notes so computed as interest expense.

From time to time, the Company transfers the liability under the indenture instrument to a third party in certain circumstances.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenues from sales contracts with customers with revenues being generated upon the delivery of services.  Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by data storage capacity usage that is tracked by a third party vendor and reported to the Company on a monthly basis. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Fixed Price Service Contracts

Revenue from fixed price service contracts is recognized over the term of the contract based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract.  Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent.  Revenue from maintenance is recognized over the contractual period or as the services are performed.  Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in trade accounts receivable.  Applicable billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the aforementioned revenue recognition criteria are met.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

·	· Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method , i.e., expected term = ((vesting term + original contractual term) / 2) , if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

·	· Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

·	· Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company ’ s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

· Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

·	· Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

·	· Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

·	· Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company ’ s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

· Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Software Development Costs

The Company has adopted paragraph 985-20-05-01 of the FASB Accounting Standards Codification (“Paragraph 985-20-05-01”) for the costs of computer software to be sold or licensed.  Paragraph 985-20-05-01 requires research and development costs incurred in the process of software development before establishment of technological feasibility being expensed as incurred and capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers.  Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. To date, all costs have been accounted for as research and development costs and no software development cost has been capitalized.

 Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31 2013 or 2012.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. The outstanding options, warrants and common stock equivalents issuable pursuant to convertible promissory notes amounted to 153,189,701 at March 31, 2013. Accordingly, these common share equivalents at March 31, 2013 are excluded from the net loss per share computation for that period due to their anti-dilutive effect.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company has a working capital deficiency and an accumulated deficit at March 31, 2013, and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Property and Equipment

Property and equipment consisted of the following:

	Estimate Life	March 31, 2013	December 31, 2012

Computer and office equipment	3 to 5 years	$379,758	$378,703

Less: Accumulated depreciation		(351,394)	(341,255)

		$28,364	$37,448

Depreciation expense amounted to $10,139 and $21,027 during the interim period ended March 31, 2013 and 2012, respectively.

Note 5- Accrued Payroll Taxes

At March 31, 2013, the Company recorded a liability of approximately $4.5 million to certain U.S. and state governmental agencies for unpaid payroll taxes, including statutory additions, such as interest and penalties.

Note 6 - Convertible Promissory Notes

Convertible promissory notes consisted of the following as of:

	March 31, 2013	December 31, 2012

Convertible promissory notes bearing interest at 8% per annum, matured in August 2009. Interest payable commencing the quarter ending December 31, 2007, payable within 30 days after the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at a range of 90% of the average closing price for the common stock for the five (5) trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of its common stock at an effective conversion rate of $0.25 per share. The notes are currently past due.	$1,593,772	$1,593,772

Convertible promissory notes payable bearing interest at 10% per annum, matured between August 2008 and October 2011. Interest payable commencing the quarter ending September 30, 2008, within 30 days after the end of the quarter. Interest may be paid in cash or common stock at the option of the Company. Interest paid in common stock will be calculated at 100% of the volume weighted average price for the common stock for ten (10) trading days preceding the interest payment date. The promissory notes are convertible at any time at the option of the holder, into shares of the Company’s common stock at an effective conversion rate ranging from $0.05 to $0.25 per share. The notes are currently past due.	324,963	274,963

Convertible note facility up to $1.5 million, convertible at 75% of the Company’s 5-day moving average quoted price of the stock for that month, bearing interest at 10% per annum, payable monthly beginning August 2011, maturing in June 2014.	585,000	585,000

Secured convertible note payable, convertible at the lesser of: 1) 70% of the lowest traded price of the Company’s common stock for the 20 trading days prior to the conversion, or 2) $0.035 per share, bearing a one-time interest payment of 10%, payable upon conversion, matured December 15, 2012. The note is currently past due.	60,000	60,000
		—
Convertible note facility up to $385,000, convertible at the lessor of: 1) $0.035 per share, or 2) 70% of the lowest trade price in the 25 trading days prior to the conversion, bearing an original issuance discount of 9.1% and no interest for the first 90 days, bearing a one-time interest payment of 5% after 90 days, payable on conversion, maturing one (1) year from the effective date of each receipt. Matured on June 27, 2013. The note is currently past due.	54,545	54,545

Convertible note payable - 10%, convertible at 60% of the average of the lowest three trading prices for the Company’s common stock in the ten day trading period ended one trading day prior to the conversion date, bearing interest at 6% per annum, payable upon conversion, matured on February 18, 2013. The notes are currently past due.	160,000	160,000

Convertible note payable valued at $100,000, convertible at a conversion price of $0.05 per share at maturity or when in default at a strike price of $0.01 per share, maturing on September 5, 2012, 2 million warrants with a strike price of one cent per share, matured on October 15, 2012. The note is currently past due.	100,000	100,000

Convertible note payable issued with a 2- year 2,000,000 warrants with exercise price of $0.01 convertible at maturity with conversion price of $0.0125 per share, matured on October 15, 2012. The note is currently past due.	35,000	34,000

Convertible note payable, issued on August 22, 2012, bearing interest at 6% per annum, payable in common stock, maturing on August 22, 2014, with principal and interest convertible to common stock at 70% of the lowest closing bid price for any of the five (5) trading days including the day upon which a Notice of Conversion is received by the Company.	75,000	75,000

Convertible notes payable issued with warrants to purchase 8.3 million shares of the Company’s common stock over a 3-year period with an exercise price of $0.05 per share, bearing interest at 12% per annum payable in common stock, with principal and interest convertible to common stock at 50% of the lowest closing bid price for any of the five (5) trading days including the day upon which a Notice of Conversion is received by the Company, matured on December 20, 2012. The note is currently past due.	54,000	41,500

Convertible note payable issued with warrants to purchase 20.25 million shares of the Company’s common stock over a 3-year period with an exercise price of $0.05 per share, bearing interest at 12% per annum payable in common stock, with principal and interest convertible to common stock at 50% of the lowest closing bid price for any of the five (5) trading days including the day upon which a Notice of Conversion is received by the Company, matured on December 20, 2012. The note is currently past due.	135,000	137,500

Convertible note payable issued with warrants to purchase 8 million shares of the Company’s common stock over a 3-year period with an exercise price of $0.05 per share, bearing interest at 12% per annum payable in common stock, with principal and interest convertible to common stock at 50% of the lowest closing bid price for any of the five (5) trading days including the day upon which a Notice of Conversion is received by the Company, maturing on January 31, 2014.	40,000	—

Convertible note payable, convertible at $0.05 per share, non-interest bearing and due on demand.	29,600	29,600

Convertible note payable, convertible at $0.05 per share, non-interest bearing and due on demand.	2,000	2,000

Total convertible notes payable	3,248,880	3,147,880

Current maturities	(1,618,160)	(2,000,672)

	1,630,720	1,147,208

Discount on convertible notes payable	(1,091,028)	(528,768)

Convertible notes payable, net of current maturities and discount	$539,692	$618,440

At March 31, 2013 and December 31, 2012, accrued interest due for the convertible notes was $261,210 and $197,638, respectively. Interest expense for the convertible notes payable was $63,572 and $61,680 for the interim period ended March 31, 2013 and 2012, respectively.

Note 7 - Notes Payable

Notes payable consisted of the following:

	March 31, 2013	December 31, 2012

Seventy units, with each unit consisting of a 10% promissory note of $25,000, maturing from January 22, 2011 through December 18, 2011 with a 10% discount rate, and 82,000 non-dilutable (for one (1) year) restricted shares of the Company’s common stock, at market price. Per the terms and conditions of a debt purchasing agreement formalized with a consultant in September 2011, the Company transferred notes for $50,000 in July 2011 and $25,000 in August 2011, including accrued interest, to the consultant (see Note 11). Per the terms and conditions of a settlement agreement that the Company executed with the estate of a deceased note holder in November 2011, the Company settled a $25,000 note for restricted shares of its common stock, in December 2011, issued to two (2) beneficiaries of the estate (see Notes 10 and 11). The Company is pursuing extensions on the remaining notes.	$508,000	$508,000

Three (3) promissory notes payable of $25,000, $15,000 and $8,000 issued with warrants to purchase 1,041,667,625,000 and 41,667 shares of the Company’s common stock over a 5-year period with an exercise price of $0.02 per share, respectively bearing interest at 1% per month, originally matured on March 5, 2013 and were extended to August 2013	48,000	—

Discount on convertible notes payable	(19,989)	(-)

Notes payable, net of discount	$536,011	$508,000

At March 31, 2013 and December 31, 2012, accrued interest due for the notes was $58,141 and $44,810, respectively, and is included in accrued expenses in the accompanying balance sheets. Interest expense for notes payable for the interim period ended March 31, 2013 and 2012 was $13,331 and $0, respectively.

Note 8 - Derivative Liabilities

As of March 31, 2013, the Company’s derivative liabilities are the Company’s convertible notes and Warrants contain full reset and variable market based conversion derivative features.

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature; which provided for the settlement of certain convertible promissory notes into shares of common stock at a rate which was determined to be variable.  The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”.

As a result of entering into the convertible promissory notes, the Company is required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Valuation of Derivative Financial Instruments

(1)	Valuation Methodology

The Company has utilized a third party valuation consultant to assist the Company to fair value the compound embedded derivatives using a multinomial lattice models that values the derivative liabilities within the convertible notes based on a probability weighted discount cash flow model.

(2)	Valuation Assumptions - Change in Fair Value of Derivative Liability Related to Notes

The following assumptions were used for the valuation of the derivative liability related to the Notes at March 31, 2013:

•	The Company would optionally redeem (includes penalty) in stock after 6 months following issuance based on availability of alternative financing, increasing 1.0% monthly to a maximum of 10%.

•	The Company would redeem based on availability of alternative financing, 0% of the time increasing 1.0% monthly to a maximum of 10%.

•	The Holder would convert during the life of the note (limited to the average trading volume over the last 6 months) and the remainder at maturity if the stock price was above the reset conversion price.

•	The reset of the conversion price is possible and resets are projected to decrease the exercise price quarterly through to maturity. Management projected quarterly financing ($250,000 per period) at prices approximating 100% of market

•	The Holder would automatically convert the note on redemption notice if the conversion return was greater than the penalty; the registration was effective and the company was not in default.

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%; if the Company was in default the interest rate was adjusted to the default rate starting from the initial valuation date.

As of March 31, 2013, the estimated fair value of derivative liabilities on convertible notes was $1,845,080.

(3)	Valuation Assumptions - Change in Fair Value of Derivative Liabilities Related to Warrants

The following assumptions were used for the valuation of the derivative liability related to warrants at March 31, 2013:

•	The 2-3 year warrants issued to the investors at fixed exercise prices subject to standard adjustments – none with full reset features (exercise price and number of warrants).

•	The stock price would fluctuate with the Company projected volatility.

•	The projected volatility curve was based on historical volatilities (averaged over 6 months for each period) of the Company (summarized in the following section).

•	The Holder would exercise the warrant as they become exercisable at target prices of 2 times the stock price or higher;
•	The Holder would exercise the warrant at maturity if the stock price was above the project reset prices.

•	If applicable, the reset of the exercise price is possible and resets are projected to decrease the exercise price quarterly through to maturity. Management projected quarterly financing ($250,000 per period) at prices approximating 100% of market.

•	No warrants have been exercised or expired.

As of March 31, 2013, the estimated fair value of derivative liabilities on the warrants was $80,751.

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in the fair value of the derivative financial instruments and the changes in the fair value of the derivative financial instruments, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2012	$(600,770)	$(600,770)

Purchases, issuances and settlements	(3,157,219)	(3,157,219)

Transfers in and/or out of Level 3	—	—

Total gains or losses (realized/unrealized) included in:

Net income (loss)	1,832,158	1,832,158

Other comprehensive income (loss)	—	—

Balance, March 31, 2013	$(1,925,831)	$(1,925,831)

Note 9 - Stockholders' Deficit

Preferred Stock

During the year ended December 31, 2011, the Company issued a total of 100,000 shares of its Series B Preferred Stock. The Series B Preferred Stock’s designation provides voting rights amounting to 400-to-1 in comparison with common shares. The Company issued 50,000 of such shares to one of its directors, who also manages and controls a company which is one of the Company’s customers. Additionally, the Company issued 50,000 of such shares to one of its lenders and shareholders, who has granted a $1.5 million convertible note payable and was the owner of 7,416,666 shares of the Company’s common stock at the date of issuance of the $1.5 million convertible note payable. The issuance of the shares of Series B Preferred Stock was recognized at the par value.

Common Stock

During December 2011, the Company increased its authorized shares of common stock to 450,000,000.

In April 2013, the Company increased its authorized shares of common stock from four hundred and fifty million (450,000,000) to nine hundred million (900,000,000).

The issuance of common stock for the year ended December 31, 2012 is summarized in the table below:

	Number of Shares of Common Stock	Value at Issuance	Value at Issuance (per share)
Accrued interest payment for 8% and 10% convertible promissory notes	2,116,737	$137,510	$	0.049 - 0.142
Common shares issued for services performed	23,575,000	844,730		0.010 - 0.072
Exercise of stock options	3,640,000	78,400		0.020 - 0.025
Exercise of warrants	4,000,000	47,500		0.010 - 0.003
Conversion of convertible promissory notes	16,666,666	166,666		0.010
Private placement	53,140,903	735,333		0.010 - 0.050

The issuance of common stock for the interim period ended March 31, 2013 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)

Private placement	16,705,408	$83,464	0.005

Warrants

The issuance of warrants for the year ended December 31, 2012 is summarized in the table below:

	Number of	Exercise	Expiration	Value at
Association	Warrants	Price	Date	Issuance
Private Placement	1,090,000	$0.090	1/5/2014	$—

Finder's Fees	4,575,000	$0.050 - 0.012	2/14/14 - 1/5/14	—

Conversion of 8%
Note payable	166,667	$0.160	1/14/2013	—

Accrued interest on
Conversion of 8%
Note payable	19,981	$0.160	1/14/2013	198

Issuance of convertible
Promissory note	5,000,000	$0.090	6/17/2016	—

The issuance of warrants for the interim period ended March 31, 2013 is summarized in the table below:

	Number of	Exercise	Expiration	Value at
Association	Warrants	Price	Date	Issuance

Private Placement	7,500,000	$0.020	1/7/2016 - 1/22/2016	$71,413

Issuance with Convertible Notes and Promissory Notes	10,000,000	$ 0.020 - 0.050	1/31/2016 -2/19/2018	$59,989

The fair value of the warrants granted is based on the Black Scholes Model using the following assumptions:

March 31, 2013
Exercise price:	$0.010
Market price at date of grant:	$0.010
Expected volatility:	243.00 – 317.00%
Term:	3-5 years
Risk-free interest rate:	0.37 - 0.89%

Stock Options

In 2002, the Company adopted the 2002 Stock Plan under which stock awards or options to acquire shares of the Company's common stock may be granted to employees and non-employees of the Company. The Company has authorized 12,000,000 shares of the Company's common stock for grant under the 2002 Plan.

In May 2006, the Board increased the authorized amount to 27,000,000. The 2002 Plan is administered by the Board of Directors and permits the issuance of options for the purchase of up to the number of available shares outstanding. Options granted under the 2002 Plan vest in accordance with the terms established by the Company's stock option committee and generally terminate ten (10) years from the date of issuance.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

December 31, 2012
Exercise Price	$0.020 - 0.050
Market price at date of grant	$0.020 - 0.070
Expected volatility	76.15 - 76.21%
Risk-free interest rate	0.51 - 0.72%

Stock option activity for the interim period ended March 31, 2013 is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2011	34,370,693	0.170	1.50	$162,938

Granted	5,640,000	0.023	3.55	—
Exercised	(3,640,000)	0.020		—
Expired
Outstanding at December 31, 2012	36,370,693	$0.170	1.80	$162,938

Granted	—	—	—	—
Exercised	(-)	—		—
Expired
Outstanding at March 31, 2013	36,370,693	$0.170	1.55	$162,938

Exercisable and vested at March 31, 2013	26,870,693	$0.010	2.05	$162,938

Note 10 - Commitments and Contingencies

Litigation

The Company has appealed to the California Court of Appeals in a matter involving a consultant. The issue on appeal is the California Superior Court’s failure to disregard a NY state court judgment for approximately $100,000, which the Company asserts was improperly entered and, therefore, should not be recognized as a valid sister state judgment. The Company’s likelihood of success on this appeal cannot be determined at this time. The Company made $15,000 and $50,000 payments towards this $100,000 judgment during 2012 and 2011, respectively, with remaining balances of $35,000 due and payable at March 31, 2013 under this judgment.

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

In February 2012, a former employee filed suit against the Company alleging various employment related claims. The Company conducted litigation and discovery, the case is not yet set for trial at March 31, 2013.

In June 2012, a vendor filed suit against the Company for breach of contract related to call center services they provided. The Company is currently conducting litigation and discovery, the case is not yet set for trial at March 31, 2013.

Note 11 - Gain from Debt Settlements

On March 1, 2013, the Company renegotiated the data center service contract, whereby the Company was relieved all prior obligations, which resulted a gain from debt settlements of $179,724 from accrued liabilities and $14,301 per month on an going forward basis pursuant to the renegotiated contract.

Note 12 - Related Party Transactions

The Company did not engage in any related party transactions for the interim period ended March 31, 2013.

Note 13 - Concentration of Credit Risk

Customers and Credit Concentrations

Revenue concentrations and the accounts receivables concentrations are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable at
	March 31, 2013	March 31, 2012	March 31, 2013	December 31, 2012

Customer A	—%	69%	—%	—%

Customer B	49%	—%	54%	11%

Customer C	14%	—%	23%	55%

Customer D	—%	—%	—%	21%

Customer E	21%	—%	—%	—%

Customer F	—%	—%	12%	—%

Customer G	—%	—%	—%	13%

Total	84%	69%	89%	100%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Market Concentration

The percentage of sales by geographic region for the interim period ended March 31, 2013 and 2012 were as follows:

	For the Interim Periods Ended March 31, 2013	For the Interim Periods Ended March 31, 2012
United States	28%	23%

Europe	72%	77%

Note 14 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

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

Our Products and Services

Our flagship products are Spare Mobile and Spare Backup, a fully-automated remote backup solution designed and developed for mobile devices and small office or home environment users, allowing automatic and efficient backups of all data on selected mobile devices, laptop and desktop computers. As a result, we believe consumers and small companies can ensure file safety of all files contained on their mobile devices, personal computers (PCs) and laptops for backup and retrieval. We launched our Spare Back-up service and software product version 1.0 in March 2005 and are currently offering version 6.0 of the product. Our software has characteristics of additional coding that enables easy to scale infrastructure and support elements which we believe provides a competitive advantage over other providers whose products require large investments in hardware, as well as professional installation, training and support.

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

We developed new products and integrated new feature functionality into our Spare Backup® software. The new offerings in our Spare line of software products include: Spare Room, Spare Mobile , Spare Security Suite for Mobile  and Tablets, and Parental Controls. The following paragraphs provide certain information regarding our line of products and features:

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

·	Insurance and warranties

·	Retailers

·	Original Equipment Manufacturers

·	Telephone Carriers

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

We opened a new distribution channel for our mobile platform through mobile insurance and warrantee providers.  In North America we reached an agreement with Assurant (Federal Warranty Service Corporation). Assurant, which develops, underwrites, and markets specialty insurance, extended service contracts, and other risk management solutions with leading financial institutions, retailers, and other entities, has bundled us into their services. The first of their launches is with Sprint, a US-based cellular company.  Our backup solution will be bundled into all warranties associated with tablet sales.  We will be expanding our offerings and are currently doing translations for additional languages to support additional launches throughout the remainder 2013.

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

We expect to be able to work with each LSG partner, including scheduled launches which occurred in Q3 of 2012 with Lloyds and a soft launch with the Bankof Scotland in Q3 of 2012, as these rolling launches continue, we expect to add customers and revenue accordingly as these partners increase their marketing and awareness of the product to their customers.  The software is marketed as a way to not only protect data from loss, but to also increase the likelihood of retrieving a lost or stolen phone through the suite of security features.  As mobile devices are becoming more prevalent and more powerful, we believe this channel should become a significant source of revenue to our company in the coming quarters.  We anticipate that these companies will continue to roll out marketing programs progressively throughout the remainder of 2013.

Through our relationship with LSG’s client companies, Spare Backup will broaden its distribution efforts with current and new partners and initiate new launches into Ireland, Poland, Turkey, the Middle East, India, Brazil and South America.  During the remainder of 2013, we anticipate expanding our marketing partnerships across our four vertical marketing channels and across additional geographic areas in order to reach the widest potential subscriber base.

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

Research and Development

Our products were developed primarily by our employees assisted by contractors in certain specialty areas. We have invested approximately $51.6 thousand and approximately $0.8 million in research and development during the quarter March 31, 2013 and fiscal year ended December 31, 2012, respectively.

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

On April 4, 2013, the Company entered into an amended agreement with IO Capital Princess to reduce the monthly hosting fees from approximately $38,000 to $14,000 a month representing a 63% decrease in this recurring monthly cash expenditure, which is one of the highest expenses the Company incurs on a monthly basis. The Company entered an initial Master Service Agreement with the vendor on September 11, 2008.

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

Employees

As of March 31, 2013 we had 5 full-time employees, including all of our executive officers and 19 independent contractors. We believe this operational model reduces our fixed costs and enables us to better manage our cash flow. As of December 31, 2011 we had 22 full-time employees, including all of our executive officers. Consequently, our overall head count of full-time employees has been reduced by 77% during fiscal 2012, or 15 full-time employees. We have also fully outsourced our customer support functions which we anticipate will result in a substantial reduction in our expenses related to that function in 2013.

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

Results of Operations for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012

SPARE BACKUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-months ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2013	2012	in $ 2013	in % 2013
	(Unaudited)	(Unaudited)	vs 2012	vs 2012

Revenues:	$160,285	$244,315	$(84,030)	-34.4%

Operating expenses:
Research and development	51,594	264,833	(213,239)	-80.5%
Selling, general and administrative	438,685	1,361,280	(922,595)	-67.8%
Total operating expenses	490,279	1,626,113	(1,135,834)	-69.8%

Operating loss	(329,994)	(1,381,798)	1,049,661	-76.1%

Other income (expense):
Change in fair value of derivative liabilities	(1,832,158)		(1,832,158)	NM
Gain from debt settlement	179,724	—	179,724	NM
Interest expense	(1,302,814)	(40,797)	(1,262,017)	3,093%
Other income (expense)	60,317	—	60,317
Other income (expense), net	769,385	(40,797)	810,182	(1,985.9)%

Net income (loss)	439,391	(1,422,595)	1,861,986	(130.9)%

NM: Not Meaningful

Revenues

Our net revenues primarily consist of fees charged for the hosting, development and modification of portals related to the support of our online back-up services, as well as monthly subscriptions. Our net revenues decreased during the three-month period ended March 31, 2013, when compared to the prior year period, due to an increase in the number of customer subscriptions with our existing distribution partners during the three-month period ended March 31, 2013, offset by a decrease in monthly subscription revenues.

We believe that our monthly subscription revenues will grow during the remainder of 2013. We believe that our portal-related revenues will vary depending on how many new distribution partners begin these marketing programs for the remainder of 2013.

Research and Development

Research and development expenses consist primarily of compensation expenses paid to our software engineers, employees and consultants in conjunction with the development or enhancement of our products. Our research and development expenses for the three-month period ended March 31, 2013 include costs associated with continued development of user interfaces and enhancements of existing products.

Research and development expenses during the three-month period ended March 31, 2013 decreased due to reduced research and development related payroll expenses to provide for the maintenance and upgrades of existing portals during the first half of 2012, while the Company was still developing such portals in the comparable periods of the prior year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing of our products, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses during the three-month period ended March 31, 2013, when compared with the prior period, is primarily due to a shift of our resources allocated to our marketing efforts from customer acquisition to enhancing our existing distribution channels, which is less costly. In addition, the shift toward developing our current distribution channels has allowed us to significantly decrease our payroll and related expenses due to increased focus and efficiency.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The decrease in fair value of derivative liabilities recognized during the three-month periods March 31, 2013 when compared to the prior year period, is primarily due to a decrease in our share price between measurement dates. Our share price is one of the main assumptions in our computation of derivative liabilities.

Interest Expense

Interest expense consists primarily of interest on our convertible promissory notes and the amortization of debt discount. The decrease in interest expense during the three-month periods March 31, 2013 is primarily due to the fair value of shares issued in connection with notes payable and the amortization of debt discount during the three-month periods ended March 31, 2013.

Liquidity and Capital Resources

Sources of liquidity and capital resources

	Ending balance at March 31,
	2013	2012
Cash	$—	$21,000
Accounts receivable, net of allowance for bad debt	98,908	140,855
Accounts payable and accrued expenses	3,522,824	205,915
Convertible notes payable excluding debt discount	1,618,160	266,000
Notes payable, excluding debt discount	536,011	266,000

At March 31, 2013 and 2012, 49% and 58%, respectively, of our total assets consisted of cash and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity include the sale of our securities and other financing activities, such as the issuance of a convertible promissory notes and notes payable aggregating $88,000 during the three-month period ended March 31, 2013. We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through December 31, 2013. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

 We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to support our products and their development, and such capital expenditures have ranged between $1,055 and $10,265 during the three-month periods ended March 31, 2013 and 2012.

	Three-Month Periods Ended March 31
	2013	2012
Cash flows from operating activities

Net income (loss)	$439,391	$(1,422,595)
Non-cash adjustments
Change in fair value of derivative liabilities	(1,832,158)	—
Fair value of options and warrants issued for services	—	275,598
Fair value of warrants issued for accrued interest
Fair value of warrants issued to convertible promissory note holders	—	—
Fair value of stock issued in connection with services rendered	—	280,880
Fair value of convertible promissory notes modifications
Fair value of common stock issued in connection with notes payable issuance
Fair value of common stock issued to satisfy accrued interest
Gain on extinguishment of debt	(179,724)	—
Depreciation and amortization	10,139	21,027
Bad debt	69,993
Amortization of debt discount	1,422,271	2,285
Accounts receivable	(84,619)	(1,502)
Security Deposits	(14,000)	—
Deferred financing costs
Accounts payable and accrued expenses	(146,394)	205,915
Accrued Payroll Tax	82,439	—
Accrued interest on convertible promissory notes	64,204	38,643
Net cash provided by (used in) operating activities	(168,458)	(599,828)

Cash flows from investing activities
Purchase of property and equipment	(1,055)	(1,055)
	(1,055)	(1,055)

Cash flows from financing activities
Proceeds from issuance of convertible promissory notes payable	40,000	266,000
Proceeds from issuance of notes payable	48,000
Repayment of notes payable
Net proceeds from issuance of common stock for cash	83,464	306,250
Cash overdraft	(1,951)	(49,767)
Proceeds from exercise of warrants
Proceeds from exercise of stock options		78,400
Net cash provided by financing activities	169,513	600,883
Net change in cash	—	—

 Three months ended March 31, 2013

The increase in accounts receivable as of March 31, 2013 is primarily due to slower payment processing by our primary clients. The decrease in accounts payable and accrued expenses during the three-month period ended March 31, 2013 is primarily due to a decrease in our operating expenses, in combination with a series of accounts payable adjustments made during the three-month period ended March 31, 2013 for unenforceable debts.

Cash used in investing activities during the three-month period ended March 31, 2013 consists of the purchase of computer equipment of approximately $1,055.

Cash provided by financing activities of approximately $169,513 during the three-month period ended March 31, 2013 resulted from the proceeds from the issuance of convertible promissory notes and notes payable of $88,000, proceeds from the issuance of common stock for cash of approximately $83,464, offset by a cash overdraft of approximately $1,951.

Three months ended March 31, 2012

The increase in accounts receivable as of March 31, 2012 is primarily due to slower payment processing by our primary clients. The increase in accounts payable and accrued expenses during the three-month period ended March 31, 2013 is primarily due to slower payment processing to vendors relating to a decrease in liquidity following a decrease in our revenues.

Cash used in investing activities during the three-month period ended March 31, 2012 consisted of capital expenditures of approximately $10,265.

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

Capital Raising Transactions

During the three-month period ended March 31, 2013, we issued an aggregate 16,705,408,009 shares of our common stock pursuant to a private placement which generated gross proceeds of approximately $83,464.

Going Concern

We have accumulated deficit and negative working capital at March 31, 2013 and net cash used in operatiing activities for the interim period then ended. Our current operations are not an adequate source of cash to fund our current operations and we have relied on funds raised from the sale of our securities to provide sufficient cash to operate our business. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. If we are unable to raise capital as needed, it is possible that we would be required to cease operations. The financial statements included in this report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition.

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

  The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". The Company records revenue when persuasive evidence of an arrangement exists, on-line back-up services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Online backup service fees received in advance are reflected as deferred revenue on the accompanying balance sheet. Deferred revenue as of March 31, 2013 amounted to $102,500 and will be recognized as revenue over the respective service period.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company has appealed to the California Court of Appeals in a matter involving a consultant. The issue on appeal is the California Superior Court’s failure to disregard a NY state court judgment for approximately $100,000, which the Company asserts was improperly entered and, therefore, should not be recognized as a valid sister state judgment. The Company’s likelihood of success on this appeal cannot be determined at this time. The Company made $15,000 and $50,000 payments towards this $100,000 judgment during 2012 and 2011, respectively, with remaining balances of $35,000 due and payable at March 31, 2013 under this judgment.

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

In February 2012, a former employee filed suit against the Company alleging various employment related claims. The Company conducted litigation and discovery, the case is not yet set for trial at March 31, 2013.

In June 2012, a vendor filed suit against the Company for breach of contract related to call center services they provided. The Company is currently conducting litigation and discovery, the case is not yet set for trial at March 31, 2013.

At March 31, 2013, the Company has recorded liabilities in connection with such legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2013, we  issued in aggregate 16,705,408 shares of our common stock to 3 accredited investors pursuant to a private placement which generated gross proceeds of approximately $83,464 or $0.005 per share. These private transactions are exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D, Rule 506 and Section 4(2) of that act.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

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

SPARE BACK UP, INC.

Dated: August 23, 2013	By:	/s/ Cery B. Perle
Cery B. Perle President, Chief Executive Officer and Director and Principal Financial and Accounting Officer

